Form 10-K405
period 2000-12-31
AMERUS GROUP CO/IA
filed 2001-03-09
CIK 1051717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   Form 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000                Commission File Number: 000-30898

                      ------------------------------------

                                AMERUS GROUP CO.
             (Exact name of Registrant as specified in its charter)

                               699 WALNUT STREET
                          DES MOINES, IOWA 50309-3948
          (Address of principal executive offices, including zip code)

                    IOWA                                        42-1458424
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (515) 362-3600
               REGISTRANT WAS FORMERLY AMERUS LIFE HOLDINGS, INC.
                      ------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EXCHANGE
TITLE OF CLASS                                                  ON WHICH REGISTERED
--------------                                                -----------------------
Common Stock (no par value).................................  New York Stock Exchange
7.00% Adjustable Conversion-rate Equity Security Units
issued by AmerUs Capital II, a subsidiary trust.............  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                  8.85% Capital Securities, Series A issued by
                      AmerUs Capital I, a subsidiary trust

                             Common Stock Warrants

                               6.95% Senior Notes

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X].                 No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. Yes [X].                 No [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2001: $894,053,260

     Number of shares outstanding of each of the Registrant's classes of common stock on March 1, 2001 was as follows:

    Common Stock................................................    30,010,840 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Notice of 2001 Annual Meeting of Shareholders and Proxy Statement
(incorporated into Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................   15
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   35
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and disagreements with Accountants on Accounting
          and Financial Disclosure....................................   36
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   37
Item 13.  Certain Relationships and Related Transactions..............   37
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   37
Index to Exhibits.....................................................   38
Signatures............................................................   45
Index to Consolidated Financial Statements............................  F-1
Index to Consolidated Financial Statement Schedules...................  S-1

                             SAFE HARBOR STATEMENT

     All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies;
(8) ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are particularly important to the sale of its products; (9) the performance of the investment portfolio including the Indianapolis Life Insurance Company (ILICO) investment; (10) the ILICO anticipated completion dates; and (11) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

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

REORGANIZATION

     The Company was formerly known as American Mutual Holding Company (AMHC) and was a mutual insurance holding company whose principal asset was a 58% interest in AmerUs Life Holdings, Inc. (ALHI). Public stockholders owned the remaining 42% interest in ALHI (Minority Interest). ALHI was a holding company which directly or indirectly owned three principal life insurance subsidiaries:
AmerUs Life Insurance Company (AmerUs), American Investors Life Insurance Company (American) and Delta Life and Annuity Company (Delta Life). On September 20, 2000, AMHC converted to stock form, changed its name to AmerUs Group Co. and acquired the Minority Interest of ALHI by issuing AmerUs Group Co. common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI merged into the Company simultaneously with the stock exchange.

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

PROPOSED COMBINATION

     On February 18, 2000, the Company and Indianapolis Life Insurance Company (ILICO) entered into a definitive agreement for a combination of the companies. Under the original terms of the agreement, ILICO would demutualize and ILICO's members would receive cash, policy credits and stock equivalent to the value of
11.25 million shares of the Company's stock and ILICO would become a wholly-owned subsidiary of the Company. However, on September 18, 2000 the terms of the agreement were revised to reduce the consideration to the equivalent of the value of 9.3 million shares. The reduction in the number of shares was based on several factors, including increased expenses related to ILICO's demutualization, increased terminations of existing fixed annuities issued by ILICO's annuity subsidiary, and a decrease in revenues and earnings in ILICO's annuity subsidiary operations. These factors were partially offset by stronger than expected performance of ILICO itself. As part of the agreement, the Company made an investment of $100 million in a downstream holding company of ILICO in February, 2000. ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At December 31, 2000, ILICO had total assets of $5.9 billion and insurance in force of $32.2 billion. The combination transaction is subject to normal closing conditions, including appropriate policyholder/member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination into the Company to take place in the second quarter of 2001.

LIFE INSURANCE SEGMENT

PRODUCTS

     The Company's individual life insurance premiums are from traditional life insurance products and universal life insurance products, as set forth in the following table:

                                                                    SALES ACTIVITY BY PRODUCT
                                                              DIRECT FIRST YEAR ANNUALIZED PREMIUMS
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2000          1999          1998
                                                              ---------     ---------     ---------
                                                                        ($ IN THOUSANDS)
Traditional life insurance:
  Participating whole life...............................      $14,161       $16,409       $17,943
  Term life..............................................        7,223         7,012         6,111
Universal life...........................................       18,129        14,314        10,005
                                                               -------       -------       -------
  Total..................................................      $39,513       $37,735       $34,059
                                                               =======       =======       =======

     Traditional Life Insurance Products. The Company's traditional life insurance products have a long history of being highly competitive within the industry. Traditional life insurance products include participating whole life and term life insurance products.

     Participating whole life insurance is designed to provide benefits for the life of the insured. This product generally provides for level premiums and a level death benefit and requires payments in excess of the mortality cost in earlier years to offset increasing mortality costs in later years. Sales of participating whole life insurance decreased in 2000 and 1999, as compared to each prior year due in part to the Company's introduction of new universal life products which has resulted in a shift in focus from participating to universal products. In addition, there has been an overall general industry decline in sales of participating products.

     Term life insurance provides life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature. Term life insurance is a highly competitive and quickly changing market. Term life insurance sales increased in 2000 and 1999 as compared to each prior year primarily as a result of product repricing completed in mid-1999 along with an increase in consumer demand for the product. Consumer demand for term products was generally up in 1999 as a result of legislative changes taking effect in January, 2000 which were anticipated to impact product pricing.

     Since 1989, the Company has offered a flexible life insurance product, which is a combination of permanent participating whole life insurance, increasing paid-up additions and decreasing term insurance coverage. These products give policyowners additional flexibility in designing an appropriate combination of permanent and term life insurance coverages to meet their specific needs at varying premium levels.

     For the year ended December 31, 2000, sales of participating whole life and term life insurance products represented 36% and 18%, respectively, of first year annualized premiums for all individual life insurance products sold by the Company.

     Universal Life Insurance Products. The Company offers universal life insurance products, pursuant to which an insurance account is maintained for each insurance policy. Premiums, net of specified expenses, are credited to the account, as is interest, generally at a rate determined from time to time by the Company.

Specific charges are made against the account for the cost of insurance and for expenses. The universal life policy provides flexibility as to the amount and timing of premium payments and the level of death benefits provided. The Company also offers equity-linked universal life products. These products allow the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based on increases in the Standard & Poor's 500 Composite Stock Price Index(R), excluding dividends. The earnings credit is subject to a participation rate and an annual cap. In 2000, sales of this product represented approximately 17% of first year individual life insurance annualized premiums.

     The Company's universal life insurance products provide benefits for the life of the insured. Within limits established by the Company and state regulations, policyowners may vary the premiums and the amount of the policy's death benefit as long as there are sufficient policy funds available to cover all policy charges for the coming period. Increased sales of universal life in 2000, 1999 and 1998 were primarily attributable to new universal life products introduced in each year. The weighted average crediting rate for universal life insurance liabilities was 5.62% for the year 2000, 5.67% for the year 1999 and 6.08% for the year 1998. For the year ended December 31, 2000, sales of universal life insurance products represented 46% of first year annualized premiums for all individual life insurance products sold by the Company.

     The following table sets forth the Company's collected individual life premiums, including collected individual life premiums associated with the Closed Block, for the periods indicated:

                                                              COLLECTED PREMIUMS BY PRODUCT
                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Individual life premiums collected:
  Traditional life:
     First year and single...............................    $ 83,849    $ 84,044    $ 82,219
     Renewal.............................................     185,078     179,780     173,079
                                                             --------    --------    --------
     Total...............................................     268,927     263,824     255,298
  Universal life:
     First year and single...............................      32,571      24,371      18,987
     Renewal.............................................      73,737      72,192      73,410
                                                             --------    --------    --------
     Total...............................................     106,308      96,563      92,397
Total individual life....................................     375,235     360,387     347,695
  Reinsurance assumed....................................       1,464       1,589       1,224
  Reinsurance ceded......................................     (40,740)    (17,571)    (14,224)
                                                             --------    --------    --------
Total individual life, net of reinsurance................    $335,959    $344,405    $334,695
                                                             ========    ========    ========

     Traditional life insurance premiums collected were $268.9 million for 2000 compared to $263.8 million for 1999 and $255.3 million for 1998. First year and single premium was relatively level between periods which was consistent with the lower participating whole life sales, offset by the higher term sales, as discussed previously. Renewal direct collected premium was $5.3 million higher in 2000 as compared to 1999 and $6.7 million higher in 1999 as compared to 1998 primarily due to continued favorable persistency and the continued growth of the block of business.

     Universal life insurance premiums collected were $106.3 million for 2000 compared to $96.6 million for 1999 and $92.4 million for 1998. The increase in 2000 and 1999 as compared to each prior year was primarily due to new products introduced in mid-1999.

     Effective January 1, 2000, the Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. In addition, effective July 1, 2000, the Company entered into a reinsurance agreement covering its Closed Block policies. Under this agreement, the Company has reinsured approximately 90% of the Closed Block net amount at risk not previously reinsured. As a result of these new agreements, reinsurance ceded was $23.1 million higher for 2000 as compared to 1999.

     The following table sets forth information regarding the Company's life insurance in force for each date presented:

                                                         INDIVIDUAL LIFE INSURANCE IN FORCE
                                                                 AS OF DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
                                                                  ($ IN THOUSANDS)
Traditional life
  Number of policies..............................        245,496        249,282        254,033
  GAAP life reserves..............................    $ 1,744,038    $ 1,645,945    $ 1,554,681
  Face amounts....................................    $23,485,000    $21,458,000    $19,559,000
Universal life
  Number of policies..............................        113,253        112,906        115,056
  GAAP life reserves..............................    $   956,584    $   920,010    $   897,159
  Face amounts....................................    $12,735,000    $12,244,000    $12,153,000
Total life insurance
  Number of policies..............................        358,749        362,188        369,089
  GAAP life reserves..............................    $ 2,700,622    $ 2,565,955    $ 2,451,840
  Face amounts....................................    $36,220,000    $33,702,000    $31,712,000

DISTRIBUTION SYSTEMS

     The Company sells life insurance in 49 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are California, Iowa, Minnesota, Texas and Illinois. These states account for approximately 43% of the Company's statutory premiums.

     The Company's target customers are individuals in the middle and upper income brackets and small businesses. The Company markets its life insurance products on a national basis primarily through a Preferred Producer agency system and a Personal Producing General Agent (PPGA) distribution system. The Company currently employs 14 regional vice presidents who are responsible for supervising the Preferred Producer agencies and/or PPGA agents within their assigned geographic regions.

     Under the Preferred Producer agency system, a contractual arrangement is entered into with the Preferred Producer general agent for the sale of insurance products by the Preferred Producer agents and brokers assigned to the Preferred Producer general agent's agency. The Preferred Producer general agents are primarily compensated by receiving a percentage of the first year commissions paid to Preferred Producer agents and brokers in the Preferred Producer general agent's agency and by renewal commissions on premiums subsequently collected on that business. In addition, the Preferred Producers receive certain fringe benefits and other allowances.

     The Preferred Producer general agents are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training and development of Preferred Producer agents and brokers in their agency. Currently, the Company has 41 Preferred Producer general agents in 23 states, through which approximately 940 Preferred Producer agents sell the Company's products. While Preferred Producer agents in the Preferred Producer agency system are non-exclusive, most agents use the Company's products for a majority of their new business for the type of products offered by the Company. No single Preferred Producer general agency accounts for more than 4% of the total first year life commissions paid by the Company.

     Preferred Producer agents are also independent contractors and are primarily compensated by commissions on first year and renewal premiums collected on business written by them plus certain fringe benefits and other allowances. In addition, Preferred Producer agents can earn bonus commissions, graded by production and persistency on their business.

     Under the PPGA system, the Company contracts primarily with individuals who are experienced individual agents or head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products of the Company rather than the Company's full line of insurance products. The PPGA system is comprised of approximately 1,000 PPGA's, with approximately 1,400 agents.

     PPGAs are compensated by commissions on first year and renewal premiums collected on business written by themselves and the agents in their units. In addition to a base commission, PPGAs may earn bonus commissions on their business, graded by production and persistency.

     The Company has also developed programs to sell life insurance through select brokerages. The customers targeted and the products sold are similar to those of the Preferred Producer agency system and the PPGA system, with an emphasis on equity-linked universal life products.

     Under the brokerage distribution system, a contractual arrangement is entered into with an independent brokerage general agent to promote the Company's insurance products to their network of agents and brokers. The agent receives a commission and the general agent receives an override commission on the business produced. The Company currently has 17 brokerage general agents under contract.

ANNUITY SEGMENT

PRODUCTS

     The Company's annuity premiums consisted of approximately 75% from fixed annuity products, 8% from multi-choice annuity products, and 17% from equity-index annuity products in 2000. The following table sets forth annuity collected premiums for the periods indicated:

                                                              COLLECTED PREMIUMS BY PRODUCT
                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            ----------    --------    --------
                                                                     ($ IN THOUSANDS)
Fixed annuities.........................................    $1,107,147    $834,636    $756,106
Multi-choice annuities..................................       115,309       1,600          --
Equity-index annuities..................................       259,194     102,665      36,418
                                                            ----------    --------    --------
  Total.................................................     1,481,650     938,901     792,524
Reinsurance assumed.....................................            --      59,561          --
Reinsurance ceded.......................................       (34,534)       (273)     (1,247)
                                                            ----------    --------    --------
Total annuities, net of reinsurance.....................    $1,447,116    $998,189    $791,277
                                                            ==========    ========    ========

     Fixed Annuity Products. The Company, through its subsidiaries, offers a broad portfolio of fixed annuity products. Annuities provide for the payment of periodic benefits over a specified time period. Benefits may commence immediately or may be deferred to a future date. Fixed annuities generally are backed by a general investment account and credited with a rate of return that is periodically reset.

     The Company offers a variety of interest rate crediting strategies on its fixed annuity products. These strategies include initial interest crediting rates with guarantees for periods of one to five years. Following the initial guarantee period, the Company may adjust the credited interest rate annually, subject to the minimum interest rates specified in the contracts. Such minimum guarantee rates currently range from 3% to 4.5%. The Company also offers an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees.

     Effective October 1, 2000, the Company entered into a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. Fixed annuity production ceded under this agreement totaled approximately $34.2 million in 2000.

     Multi-choice Annuities. In December 1999, the Company introduced multi-choice annuity products which provide for various earnings strategies under one product, such as a long-term equity index, an annual equity index, an investment grade bond index, and a guaranteed one-year rate. Earnings are credited to these products based on the increases in the applicable indexes, less management fees, and funds may be moved between investment alternatives.

     Equity-Index Annuities. The Company offers equity-index annuity products that are based on Standard & Poor's 500 Composite Stock Price Index(R). Earnings credited to these products generally are linked to increases in the anniversary date values of the applicable index, less management fees.

     In the third quarter of 1999, the Company entered into a reinsurance agreement for the assumption of a block of equity-index annuities totaling $59.6 million from its joint venture partner, AVLIC. In conjunction with this transaction, the Company now directly issues this equity-index product, which contributed to the increased sales in 2000 and 1999. In addition, the Company introduced a new equity-linked product in mid-1999 which had a positive impact on sales.

     The following table sets forth information regarding annuities in force for each date presented:

                                                                   ANNUITIES IN FORCE
                                                                   AS OF DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                    ($ IN THOUSANDS)
Deferred fixed and immediate annuities
  Number of policies.................................       161,087       169,854       179,294
  GAAP life reserves.................................    $5,956,929    $5,951,002    $5,975,320
Multi-choice annuities
  Number of policies.................................         2,487            22            --
  GAAP life reserves.................................    $  112,319    $    1,600    $       --
Equity-index annuities
  Number of policies.................................        14,939         9,807         5,040
  GAAP life reserves.................................    $  680,669    $  436,262    $  239,934
Total annuities
  Number of policies.................................       178,513       179,683       184,334
  GAAP life reserves.................................    $6,749,917    $6,388,864    $6,215,254

DISTRIBUTION SYSTEMS

     The Company sells annuities in 49 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are Iowa, California, Arizona, Florida and Texas. These states account for approximately 43% of the Company's statutory premiums.

     The Company directs its marketing efforts towards the asset accumulation, conservative savings, and retirement markets. The Company markets its annuity products on a national basis primarily through networks of independent agents. The independent agents are supervised by regional vice presidents and regional directors or Independent Marketing Organizations (IMOs). In addition, the Preferred Producer Agency and PPGA systems discussed previously are utilized to market select annuity products.

     The regional vice presidents and regional directors are primarily responsible for recruiting agents and servicing those agents in an effort to promote the Company's products. The regional vice presidents' and regional directors' marketing support activities include informational mailings, seminars, and case consultations, all of which are designed to educate agents about annuities in general and the Company in particular. Regional vice presidents and regional directors are paid a base salary plus incentive compensation based on the business produced by agents within their territory. There are currently four regional vice presidents and regional directors covering the southeastern, western, southwestern and midwestern regions of the United States.

     The Company's IMOs consist of approximately 76 contracted organizations and three wholly-owned organizations. The IMOs are responsible for recruiting, servicing and educating agents in an effort to promote the Company's products. The IMOs receive an override commission based on the business produced by their agents.

     The Company currently has approximately 10,400 independent agents licensed to sell its annuity products. The Company also maintains contact with approximately 54,000 agents that are not currently licensed, but have either sold the Company's annuities in the past or have expressed an interest in doing so. These agents continue to receive periodic mailings related to interest rate and commission changes, and new product introductions, and are reappointed as required in order to represent the Company in selling its products. However, in order to save costs associated with reappointing agents, the Company does not automatically relicense an agent that has not written business for twelve months.

     No single agent accounted for more than 0.7% of the Company's annuity sales in 2000. The Company does not have exclusive agency agreements with its agents and management believes most of these agents sell products similar to those sold by the Company for other insurance companies.

     The Company also sells annuities through a bank distribution system. The customers targeted and the products sold are similar to those sold by the independent agent networks. The Company has an 80% ownership interest in an independent marketing organization that is associated with over 700 community banks in the southeast region of the United States. Fixed annuity products are the primary product focus of this organization.

     Under the bank distribution system, the Company contracts with banks and marketing organizations for the sale of annuities by agents who are employees of the banks. Commissions are paid to the banks. Currently, the Company has approximately 79 banks and 16 marketing organizations under contract through which approximately 440 agents sell the Company's products. The Company provides training and servicing support to the banks and marketing organizations.

AMERITAS JOINT VENTURE

     The Company participates in a joint venture with Ameritas Life Insurance Corp. (Ameritas) (Ameritas Joint Venture) through AmerUs' 34% ownership interest in AMAL Corporation, a Nebraska corporation (AMAL). AMAL's operations are conducted through Ameritas Variable Life Insurance Company (AVLIC) and Ameritas Investment Corp., a registered broker-dealer (AIC), its two wholly-owned subsidiaries, which have been in business since 1983. AVLIC is licensed to conduct business in 47 states and the District of Columbia. AIC is a registered broker-dealer which is licensed to conduct business in all states except New York. AmerUs' partner in the Ameritas Joint Venture, Ameritas, is a Nebraska mutual life insurance company which has been in existence for more than 100 years.

     The Company's investment in the Ameritas Joint Venture affords the Company access to a line of existing variable life insurance and annuity products while providing a lower-cost entry into an established business, thereby eliminating significant start-up costs and allowing for immediate potential earnings.

     The Ameritas Joint Venture offers through AVLIC fixed annuity products, flexible premium and single premium variable universal life insurance products and variable annuities. Variable products provide for allocation of funds to a general account or to one or more separate accounts under which the owner bears the investment risk. Through AVLIC's fund managers, owners of variable annuities and life insurance policies are able to choose from a range of investment funds offered by each manager.

     Under the terms of the joint venture agreement, AmerUs and Ameritas write their new single and flexible premium deferred fixed annuities and variable annuities and variable life insurance through the Ameritas Joint Venture. AmerUs has retained the right to offer equity-index annuity products directly and to continue to issue replacement business to its fixed annuity customers in existence prior to the effective date of the joint venture agreement.

     The variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are distributed through the Company's Preferred Producer general agency, PPGA, and Bank distribution systems, as well as through the distribution systems of Ameritas and AVLIC.

     Under the terms of the joint venture agreement, AmerUs has an option to purchase an additional 5% to 15% of AMAL if certain premium growth targets are met. AmerUs met the premium growth target requirement for one 5% purchase option in January 2001. The Company has notified Ameritas of its intention to exercise the option. AmerUs and Ameritas each have guaranteed the policyholder obligations of AVLIC. The guarantee of each party is joint and several, and will remain in effect until certain conditions are met.

     As of December 31, 2000, AMAL had total consolidated assets of $2,644.5 million and total consolidated shareholder's equity of $96.9 million on a GAAP basis. AVLIC had $6,207.4 million of insurance in force and $63.7 million in surplus as of December 31, 2000, on a statutory basis.

COMPETITION

     The Company operates in a highly competitive industry. Numerous life insurance companies and other entities, including banks and other financial institutions, compete with the Company, many of which have greater financial and other resources as compared to the Company. The Company believes that the principal competitive factors in the sale of insurance products are product features, price, commission structure, perceived stability of the insurer, financial strength ratings, value-added service and name recognition. Many other companies are capable of competing for sales in the Company's target markets (including companies that do not presently compete in such markets). The Company's ability to compete for sales is dependent upon its ability to address the competitive factors described above.

     In addition to competing for sales, the Company competes for qualified agents and brokers to distribute its products. Strong competition exists among insurance companies for agents and brokers with demonstrated ability. Management believes that the bases of competition for the services of such agents and brokers are commission structure, support services, prior relationships and the strength of an insurer's products. Although the Company believes that it has good relationships with its agents and brokers, its ability to compete will depend on its continued ability to attract and retain qualified persons.

     As of December 31, 2000, AmerUs' financial strength rating was: rated "A" (Excellent) by A.M. Best Company; rated "Baa1" (Adequate) by Moody's Investors Service; and rated "A" (Strong) by Standard & Poor's.

     Delta Life's financial strength rating was: rated "A" (Excellent) by A.M. Best Company; rated "Baa1" (Adequate) by Moody's Investors Service; and rated "BBB" (Good) by Standard & Poor's.

     American's financial strength rating was: rated "A-" (Excellent) by A.M. Best Company; rated "Baa1" (Adequate) by Moody's Investors Service; and rated "A" (Strong) by Standard & Poor's.

     Financial Benefit Life's financial strength rating was "B+" (Very Good) by A.M. Best Company and "BBB" (Good) by Standard & Poor's.

INSURANCE UNDERWRITING

     The Company follows detailed, uniform underwriting practices and procedures in its insurance business which are designed to assess risks before issuing coverage to qualified applicants. The Company has professional underwriters who evaluate policy applications on the basis of information provided by applicants and others.

REINSURANCE

     In accordance with industry practices, the Company reinsures portions of its life insurance and disability income exposure with unaffiliated insurance companies under traditional indemnity reinsurance arrangements. Such reinsurance arrangements are in accordance with standard reinsurance practices within the industry. The Company enters into these arrangements to assist in diversifying their risks and to limit the maximum loss on risks that exceed policy retention limits. The Company's maximum retention limit for life insurance policies was $1,000,000 per life insured. Effective January 1, 2000, the Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. Effective July 1, 2000, the Company entered into a reinsurance agreement covering its Closed Block policies. Under this agreement the Company has reinsured approximately 90% of the Closed Block net amount at risk not previously reinsured. Indemnity reinsurance does not fully discharge the Company's obligation to pay claims on business it reinsures. The Company, as the ceding company, remains responsible for policy claims to the extent the reinsurer fails to pay such claims. The Company annually monitors the creditworthiness of its primary reinsurers, and has experienced no material reinsurance recoverability problems in recent years.

     As of December 31, 2000, the Company had reinsurance arrangements in place for life insurance having a face amount of approximately $25.2 billion with 25 unaffiliated reinsurers. All but one of the companies with which the Company had life reinsurance arrangements as of such date were rated "A" or better by A.M. Best. As of December 31, 2000, the Company's top five reinsurers (by face amount reinsured) constituted approximately 90% of the total face amount reinsured by the Company as of such date. Of these top five reinsurers, four are rated "A+" and the other one "A" by A.M. Best.

     Effective October 1, 2000, the Company entered into a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. The Company also reinsures 15% of its equity-index annuity reserves with an unaffiliated reinsurer which is rated "A+" by A.M. Best and approximately 1% of its deferred annuities with an unaffiliated company which is rated "A" by A.M. Best.

EMPLOYEES

     As of December 31, 2000, the Company had 759 full-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its relations with employees are satisfactory.

SUBSIDIARIES

     The Company has five primary wholly-owned subsidiaries: AmerUs, an Iowa life insurance company; Delta Life Corporation (Delta), an Iowa corporation; AmVestors Financial Corporation (AmVestors), a Kansas corporation, AmerUs Capital Management Group, Inc. (ACM), an Iowa corporation; and AmerUs Properties, Inc. (API), an Iowa corporation. AmerUs has two wholly-owned subsidiaries: CLA Assurance Company, an Iowa life insurance company; and American Vanguard Life Insurance Company, an Iowa life insurance company. In addition, AmerUs currently owns a 34% interest in AMAL Corporation, through whose wholly-owned subsidiaries the Ameritas Joint Venture operates. Delta primarily has one wholly-owned subsidiary, Delta Life, an Iowa life insurance company. AmVestors primarily has two wholly-owned subsidiaries: American, a Kansas life insurance company; and Financial Benefit Life Insurance Company
(FBL), a Kansas life insurance company. ACM has one wholly-owned subsidiary, ACM Properties, Inc., an Iowa corporation.

REGULATION

     As a holding company, the Company is subject to regulation by the states in which its insurance subsidiaries are domiciled and/or transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses, transacting business, establishing guaranty fund associations, licensing agents, approving policy forms, regulating sales practices, regulating premium rates for some lines of business, establishing reserve require-ments, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus, and regulating the type and amount of investments permitted.

     Every state in which the Company's insurance companies are licensed administers a guaranty fund, which provides for assessments of licensed insurers for the protection of policyowners of insolvent insurance companies. Assessments can be partially recovered through a reduction in future premium taxes in some states.

     Risk-based capital ("RBC") standards for life insurance companies were adopted by the National Association of Insurance Commissioners ("NAIC") in 1992 and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The formula is embodied in the NAIC Model Act, which has been adopted by many states, including Iowa and Kansas. RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies' operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 2000, AmerUs', Delta Life's, American's and FBL's RBC levels were 540%, 472%, 531% and 495%, respectively, of each of their respective authorized control level RBC thresholds.

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the recent removal of barriers restricting banks from engaging in the insurance and mutual fund business.

ITEM 2.  PROPERTIES

     The Company leases approximately 69,000 square feet at 699 Walnut Street, Des Moines, Iowa from an unaffiliated party. The Company's executive offices and corporate operations, including legal, tax, finance, human resources, investments, communications and technology, are at this location.

     The Company also leases approximately 103,000 square feet at 611 Fifth Avenue, Des Moines, Iowa from an unaffiliated party. The life insurance segment and the annuity segment occupy approximately 70,000 square feet and 10,000 square feet, respectively, of this space. The remaining space is primarily utilized for technology and cafeteria facilities.

     The Company owns a 105,000 square foot office building in Topeka, Kansas. The annuity segment occupies approximately 60,000 square feet of this facility and the remaining space is leased to third parties.

     The Company also leases approximately 48,000 square feet from unaffiliated parties for special technology projects, such as administration system conversions, and for records and supply storage.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     On September 20, 2000, the Company converted from a mutual insurance holding company owned by the policyholders of AmerUs (the Members) to a stock company 100% owned by its stockholders (the Demutualization). In connection with the Demutualization, the Members received cash and policy credits equal to approximately $340 million and 17,390,165 shares of common stock of the Company (Company Stock). The Company Stock issued to Members, in exchange for their ownership interests in the Company, was exempt from registration under Section 3(a)(10) of the Securities Act of 1933 (the Exemption). The Company based its reliance on the Exemption on a No Action Letter filed with the Securities and Exchange Commission (the Commission) on April 7, 2000 and the Commission's response thereto received by the Company on May 23, 2000. In addition, the Company issued 12,614,579 shares of its common stock in exchange for the shares of ALHI held by the public. Please refer to "Item 1. Business -- Reorganization" for a complete discussion.

     The Company's common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol "AMH." The following table sets forth, for the periods indicated, the high and low sales prices per share of AmerUs common stock as quoted on the NYSE and the dividends per share declared during such quarter.

                                                                     AMERUS COMMON STOCK
                                                              ---------------------------------
                                                                HIGH        LOW       DIVIDENDS
                                                              --------    --------    ---------
1999
First Quarter*..............................................  $24.6875    $16.8125      $0.10
Second Quarter*.............................................  $28.0000    $21.3125      $0.10
Third Quarter*..............................................  $28.7500    $21.1875      $0.10
Fourth Quarter*.............................................  $25.7500    $20.5000      $0.10
2000
First Quarter*..............................................  $24.0000    $16.5625      $0.10
Second Quarter*.............................................  $22.4375    $18.0000      $0.00
Third Quarter...............................................  $26.2500    $21.4375      $0.00
Fourth Quarter..............................................  $32.3750    $24.4375      $0.40

---------------
* Information is that of ALHI, predecessor to AmerUs Group Co.

HOLDERS

     As of March 1, 2001, the number of holders of record of each class of common equity of the Company was as follows:

                                                              NUMBER OF
                                                               HOLDERS
                                                              ---------
Common stock................................................   71,190

DIVIDENDS

     ALHI's Board of Directors had declared and paid a quarterly dividend of $0.10 per share of common stock, from the second quarter of 1997 through the first quarter of 2000. The Company's Board of Directors approved moving from a quarterly dividend of $0.10 per share of common stock to an annual dividend of $0.40 per share of common stock beginning in 2000. The declaration and payment of dividends in the future is subject to the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the Company's life insurance subsidiaries and other factors deemed relevant by the Company's Board of Directors.

     Under its bank credit facility, the Company is prohibited from paying dividends on its common stock in excess of an amount equal to 3% of the Company's consolidated net worth as of the last day of the preceding fiscal year.

     In connection with the 8.85% Capital Securities, Series A (the "Capital Securities"), issued in 1997 by AmerUs Capital I, the Company's subsidiary trust, and the 7.00% Adjustable Conversion-rate Equity Security Units (ACES), issued in 1998 by AmerUs Capital II, the Company's subsidiary trust, the Company has agreed not to declare or pay any dividends on the Company's capital stock (including the common stock) during any period for which the Company elects to extend interest payments on its junior subordinated debentures, except for stock dividends paid by the Company where the dividend stock is the same stock as that on which the dividend is being paid. Dividends on the Company's capital stock cannot be paid until all accrued interest on the Capital Securities and ACES has been paid.

     The Company is a holding company whose principal assets consist of all of the outstanding shares of the common stock of its life insurance subsidiaries. The Company's ongoing ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any debt service, primarily depends upon the receipt of sufficient funds from its life insurance subsidiaries in the form of dividends, interest payments or loans.

     Based on statutory insurance regulations and 1999 results, the Company's insurance subsidiaries could have paid an estimated $61.1 million in dividends in 2000 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $42 million in dividends in 2000. Based on 2000 results, the Company's subsidiaries can pay an estimated $92.7 million in dividends in 2001 without obtaining regulatory approval.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain financial and operating data of the Company. The selected consolidated financial data below for each of the five years ending December 31, 2000 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by KPMG LLP, independent auditors.

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                          2000        1999        1998      1997 (A)    1996 (B)
                                        ---------   ---------   ---------   ---------   ---------
                                            (DOLLARS IN MILLIONS, EXCEPT FOR PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Revenues:
  Insurance premiums..................  $    88.9   $    89.5   $    81.2   $    48.1   $   138.5
  Product charges.....................       87.5        78.3        74.0        47.3        52.2
  Net investment income...............      586.6       557.3       514.1       228.7       233.4
  Realized gains (losses) on
     investments......................       (8.6)       (2.1)        0.7        11.9        64.5
  Other income........................       34.5        20.3        15.5        18.3        16.7
  Contribution from the Closed Block
     (B)..............................       24.5        25.2        31.5        31.0        19.9
                                        ---------   ---------   ---------   ---------   ---------
Total revenues........................      813.4       768.5       717.0       385.3       525.2
                                        ---------   ---------   ---------   ---------   ---------
Benefits and expenses:
  Policyowner benefits................      451.2       446.1       431.8       196.0       264.7
  Total insurance and other
     expenses.........................      211.2       191.2       162.3        95.8       109.0
  Dividends to policyowners...........        6.0         4.5         2.6         1.6        26.3
                                        ---------   ---------   ---------   ---------   ---------
Total benefits and expenses...........      668.4       641.8       596.7       293.4       400.0
                                        ---------   ---------   ---------   ---------   ---------
Income from continuing operations.....      145.0       126.7       120.3        91.9       125.2
Interest expense......................       29.7        29.0        27.9        16.9         8.7
                                        ---------   ---------   ---------   ---------   ---------
Income before tax expense and minority
  interest............................      115.3        97.7        92.4        75.0       116.5
Income tax expense....................       42.5        33.7        29.1        19.3        42.2
Minority interest.....................       21.7        28.1        26.9        16.2          --
                                        ---------   ---------   ---------   ---------   ---------
Net income from continuing
  operations..........................       51.1        35.9        36.4        39.5        74.3
Discontinued operations (net of tax):
  Income (loss) from discontinued
     operations.......................        0.7         2.5        (7.8)       14.9         7.0
  Gain on sale of discontinued
     operations.......................         --          --        74.9          --          --
                                        ---------   ---------   ---------   ---------   ---------
Net Income............................  $    51.8   $    38.4   $   103.5   $    54.4   $    81.3
                                        =========   =========   =========   =========   =========
Net income from continuing operations
  per share (C):
  Basic...............................  $    2.44   $    2.07   $    2.10   $    2.32   $    3.81
  Diluted.............................  $    2.43   $    2.06   $    2.07   $    2.32   $    3.81
Weighted average number of shares
  outstanding (in millions) (C):
  Basic...............................       20.9        17.4        17.4        17.0        19.5
  Diluted.............................       21.0        17.5        17.6        17.0        19.5
Dividends declared per common share
  (D).................................  $    0.40   $      --   $      --   $      --   $      --
CONSOLIDATED BALANCE SHEET DATA:
  Total invested assets...............  $ 8,211.2   $ 7,783.4   $ 7,855.7   $ 7,820.0   $ 3,308.1
  Total assets........................  $11,471.5   $11,097.7   $10,780.5   $12,004.6   $ 6,052.8
  Total liabilities...................  $10,439.8   $ 9,829.5   $ 9,399.5   $10,735.0   $ 5,378.5
  Minority interest...................  $      --   $   309.1   $   364.3   $   460.5   $      --
  Company-obligated mandatorily
     redeemable preferred
     securities.......................  $   197.7   $   197.7   $   199.6   $    86.0   $      --
  Total stockholders' equity..........  $   834.0   $   761.4   $   817.1   $   723.1   $   674.3
OTHER OPERATING DATA:
Adjusted net operating income (E).....  $    62.3   $    49.1   $    39.3   $    33.0   $    37.7
Adjusted net operating income per
  common share:
  Basic (F)...........................  $    2.98   $    2.82   $    2.26   $    1.94   $    1.93
  Diluted (F).........................  $    2.96   $    2.81   $    2.23   $    1.94   $    1.93

---------------
(A) Consolidated Income Statement Data for 1997 includes the results for Delta, subsequent to the acquisition date of October 23, 1997 and the results for AmVestors, subsequent to the acquisition date of

    December 19, 1997, and Consolidated Balance Sheet Data includes year-end data for Delta and AmVestors.

(B) The Company formed the Closed Block on June 30, 1996. Invested assets allocated to the Closed Block are classified as Closed Block assets. Revenues and expenses associated with the Closed Block are shown net as a single line item. Accordingly, the individual income statement components for 2000, 1999 and 1998 are not fully comparable with those of 1996 due to the establishment of the Closed Block on June 30, 1996.

(C) The Company was formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. At that time, the Company distributed 17.4 million shares of its common stock to its former members and exchanged its common stock for the 12.9 million shares of common stock held by the public in ALHI on a one-for-one basis. The Company's income primarily reflects the results of its former subsidiary, ALHI. Therefore, net income from continuing operations per share has been calculated based on the number of shares of stock the Company owned of ALHI from January 1, 1996 through September 20, 2000. Thereafter, net income from continuing operations per share has been calculated based on the 30.3 million shares actually outstanding.

(D) The Company did not have common stock until its demutualization on September 20, 2000, therefore, there were no dividends to declare on common stock for the years 1996 through 1999. ALHI, the predecessor to the Company, did declare dividends on its common stock of $0.40 per share, $0.40 per share, and $0.30 per share for the years ended December 31, 1999, 1998 and 1997, respectively.

(E) Adjusted net operating income reflects net income adjusted to eliminate certain items (net of applicable income taxes and minority interest) which management believes are not necessarily indicative of overall operating trends, including net realized gains or losses on investments. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. The adjusted net operating income shown does not constitute net income computed in accordance with GAAP.

(F) Basic and diluted adjusted net operating income per common share is calculated using the weighted average number of shares as shown in the table and discussed in (C) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Consolidated Financial and Operating Data and Consolidated Financial Statements and related notes.

OVERVIEW

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

     The adjusted net operating income for the Company is not comparable to the adjusted net operating income of ALHI, the Company's predecessor, which was the reporting Company in prior Securities and Exchange Commission filings. The principal difference is the reduction of the Company's adjusted net operating income due to the minority interests' equity in earnings through September 20, 2000. The minority interests' equity in earnings was $21.7 million, $28.1 million, $26.9 million, $16.2 million, and none for the years ended December 31, 2000 through December 31, 1996, respectively.

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                                ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income......................      $51,840       $38,436      $103,499       $54,434       $81,285
Net non-core realized (gains)
  losses (A)....................        5,153         6,030         2,946        (6,791)      (43,221)
Net amortization of deferred
  policy acquisition costs due
  to non-core realized gains or
  losses (B)....................       (4,028)          805           (74)          305           669
Reorganization costs (C)........       10,063         6,322            --            --         1,522
Discontinued operations (D).....         (717)       (2,504)      (67,053)      (14,923)       (7,048)
Equity add-on tax (E)...........           --            --            --            --         4,480
                                  -----------   -----------   -----------   -----------   -----------
Adjusted Net Operating Income...      $62,311       $49,089       $39,318       $33,025       $37,687
                                  ===========   ===========   ===========   ===========   ===========
Adjusted Net Operating Income
  per common share (F):
  Basic.........................      $  2.98       $  2.82       $  2.26       $  1.94       $  1.93
                                  ===========   ===========   ===========   ===========   ===========
  Diluted.......................      $  2.96       $  2.81       $  2.23       $  1.94       $  1.93
                                  ===========   ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding (F):
  Basic.........................   20,922,371    17,390,165    17,372,136    16,983,071    19,500,000
                                  ===========   ===========   ===========   ===========   ===========
  Diluted.......................   21,035,518    17,467,132    17,609,748    17,018,664    19,500,000
                                  ===========   ===========   ===========   ===========   ===========

---------------
(A) Represents total realized gains or losses on investments less core realized gains or losses (defined as gains or losses on the convertible preferred stock and bond portfolio) adjusted for income taxes and minority interest on such amounts. Non-core realized gains or losses may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents amortization of deferred policy acquisition costs on the non-core realized gains or losses that are included in product margins, adjusted for income taxes and minority interest on such amounts.

(C) Represents costs directly related to the Company's reorganization and merger with ALHI, adjusted for minority interest on such amounts. These costs consist primarily of legal, actuarial and consulting expenses.

(D) Represents the net income from the Company's discontinued operations.

(E) Represents the mutual life insurance company equity add-on tax, which is applicable only to mutual life insurance companies and which is not applicable to the Company after June 30, 1996, due to AmerUs' conversion into a stock company.

(F) The Company was formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. At that time, the Company distributed 17.4 million shares of its common stock to its former members and exchanged its common stock for the 12.9 million shares of common stock held by the public in ALHI on a one-for-one basis. The Company's operating income primarily reflects the operating income of its former subsidiary, ALHI. Therefore, adjusted net operating income per share has been calculated based on the number of shares of stock the Company owned of ALHI from January 1, 1996 through September 20, 2000. Thereafter, adjusted net operating income per share has been calculated based on the 30.3 million shares actually outstanding.

     Adjusted net operating income increased $13.2 million to $62.3 million, or $2.96 per diluted share, for 2000 compared to $49.1 million, or $2.81 per diluted share, for 1999 and $39.3 million, or $2.23 per diluted share, for 1998. The increase in adjusted net operating income in 2000 was primarily attributable to the reduction in income applicable to the minority interest and the growth in invested assets. The increase in 1999 adjusted operating income as compared to 1998 primarily resulted from increased spreads and increased investment income from the proceeds received on the sale of the residential real estate and bank operating segments in mid-1998. These changes are analyzed further in the operating segment discussion.

     Adjusted net operating income for 2000 included the following items: $7.3 million of after-tax earnings on the cash balances which were distributed to the former Members in connection with the demutualization of the Company, non-recurring costs of $1.5 million, after-tax, related to the former mutual holding company and a $1.6 million reduction due to the Company's equity investment in the downstream holding company of ILICO (ILICO Investment). The loss on this equity investment occurred in the third quarter of 2000, and was one of the factors in the Company's reduction in the number of shares that will be issued in connection with the ILICO combination discussed previously.

     In the fourth quarter of 2000, the ILICO investment performed at a level similar to the other investments in the Company's investment portfolio. This level of performance is expected to continue into the future. However, future adjusted net operating income will no longer contain the investment earnings on the cash distribution the Company made to its Members in late October in connection with the Company's demutualization. Adjusting for these factors and the non-recurring costs would have had the effect of reducing 2000 adjusted net operating income to $58.1 million, or $2.76 per diluted share, as shown in the following table:

                                                                   FOR THE YEAR ENDED
                                                                   DECEMBER 31, 2000
                                                              ----------------------------
                                                                DOLLAR        PER SHARE
                                                               AMOUNTS         AMOUNTS
                                                              ----------    --------------
                                                              ($ IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Adjusted Net Operating Income...............................   $62,311            $ 2.96
After tax earnings on cash balances distributed in
  connection with the demutualization of the Company........    (7,338)            (0.35)
After-tax non-recurring mutual holding company costs........     1,515              0.07
Reduction due to equity investment in IL Group not
  performing at the Company's investment expectations, net
  of minority interest and taxes............................     1,635              0.08
                                                               -------       -----------
                                                               $58,123            $ 2.76
                                                               =======       ===========
Weighted average number of diluted shares outstanding.......                  21,035,518

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

OPERATING SEGMENTS

     The Company has two reportable operating segments: Life Insurance and Annuities. Products generally distinguish a segment. The Company uses the same accounting policies and procedures to measure operating segment income as it uses to measure its consolidated income from operations with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are explained further in the Adjusted Net Operating Income section of Management's Discussion and Analysis of Results of Operations and Financial Condition. Revenues and benefits and expenses are primarily attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on the directly-related asset portfolios. Other revenues and expenses which are deemed not to be associated with any specific reportable segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses and the operations of the companies' real estate management subsidiary. The Company assesses the performance of its operating segments before interest expense, income taxes, and minority interest. Income from operations and operating segment information do not include discontinued operations which are comprised of the former banking, residential real estate brokerage, residential land development, and mortgage banking activities of the Company.

RESULTS OF OPERATIONS

     A summary of the Company's revenue follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Insurance premiums
  Life insurance -- traditional..........................    $ 66,807    $ 64,263    $ 51,261
  Annuities -- Immediate annuity & supplementary contract
     premiums............................................      21,820      25,122      29,610
  All other..............................................         230         136         326
                                                             --------    --------    --------
  Total insurance premiums...............................      88,857      89,521      81,197
Product charges
  Life insurance -- universal life.......................      52,641      50,499      47,225
  Annuities..............................................      34,814      27,835      26,757
                                                             --------    --------    --------
  Total product charges..................................      87,455      78,334      73,982
Net investment income
  Life insurance.........................................      99,194      94,400      72,684
  Annuities..............................................     468,404     443,359     433,221
  All other..............................................      19,021      19,521       8,202
                                                             --------    --------    --------
  Total net investment income............................     586,619     557,280     514,107
Realized gains (losses) on investments
  Annuities -- core......................................       3,063      10,166       9,400
  All other -- non-core..................................     (11,683)    (12,261)     (8,623)
                                                             --------    --------    --------
  Total realized gains (losses) on investments...........      (8,620)     (2,095)        777
Other income
  Annuities..............................................      21,787       6,304       1,971
  All other..............................................      12,788      13,987      13,511
                                                             --------    --------    --------
  Total other income.....................................      34,575      20,291      15,482
Contribution from the Closed Block.......................      24,503      25,166      31,478
                                                             --------    --------    --------
  Total revenues.........................................    $813,389    $768,497    $717,023
                                                             ========    ========    ========

     Traditional life insurance premiums were $66.8 million in 2000 compared to $64.3 million in 1999 and $51.3 million in 1998. The increases in traditional life insurance premiums in 2000 and 1999 were primarily the result of increased first year and renewal premium, partially offset by increased ceded premium in 2000. First year and renewal premium increased approximately $13.8 million in 2000 and $13.0 million in 1999 primarily due to continued favorable persistency and the continued growth of the block of business. The increase in ceded premium in 2000 was due to the reinsurance agreements the Company entered into effective January 1, 2000 which effectively reduced the Company's retention limit to $100,000 for the majority of new business. Approximately $11.1 million of additional premiums were ceded to reinsurers in 2000 as compared to 1999, offsetting the increased renewal premiums in that year.

     Immediate annuity and supplementary contract premiums decreased by $3.3 million to $21.8 million in 2000 compared to $25.1 million in 1999 and $29.6 million in 1998. A decrease in immediate annuity premiums was anticipated as a result of pricing adjustments made on these products.

     Universal life product charges were $52.6 million in 2000 compared to $50.5 million in 1999 and $47.2 million in 1998. The increase in product charges each year were primarily due to increased cost of insurance charges as a result of the normal aging and growth of the block of business, partially offset by higher reinsurance costs.

     Annuity product charges were $34.8 million in 2000 compared to $27.8 million in 1999 and $26.8 million in 1998. The increases in product charges each year were primarily due to increased surrender and expense charges resulting from the larger annuity block of business in force and increased surrender charges associated with an increase in withdrawals. Annuity withdrawal rates averaged 16.8% for 2000 compared to 14.7% for 1999 and 14.6% for 1998. Approximately three-fourths of the increase in withdrawal rates in 2000 was due to internal replacements as some of the surrendered policies were converted to other Company products. Based on the current environment, withdrawal rates for the near term are expected to run at levels comparable to those experienced in 2000.

     Total net investment income was $586.6 million in 2000 compared to $557.3 million in 1999 and $514.1 million in 1998. The increases in 2000 and 1999 net investment income were primarily attributable to higher average invested assets (excluding market value adjustments) and higher effective yields as compared to prior years. Average invested assets (excluding market value adjustments) increased approximately $427.1 million in 2000 compared to 1999 and approximately $363.4 million in 1999 compared to 1998. The increases were primarily due to the growth of the Company's life insurance and annuity businesses, increased holding company cash equivalents and the addition of a structured asset-backed commercial paper vehicle. The cash equivalents were generated primarily from the sale of the Company's discontinued operations in mid-1998. These funds were invested as the Company awaited distribution of the funds to its former Members in connection with its reorganization discussed previously. In late October 2000, the Company distributed approximately $340 million of cash to its former Members. The earnings on the cash on hand distributed totaled approximately $11.3 million and $11.9 million in 2000 and 1999, respectively. As a result of this distribution, future earnings of the Company will no longer contain the net investment income from this source.

     The effective yield of the entire portfolio in 2000 was 6.92% compared to 6.91% in 1999 and 6.69% in 1998. The 2000 yield was depressed due to a loss on the Company's equity investment in the downstream holding company of ILICO in the third quarter. This loss reduced net investment income by approximately $3.3 million from normal levels. Adjusting the portfolio yields for this loss, the 2000 yield would have been 6.95%. As stated earlier, the loss on this equity investment was one of the factors in the Company's reduction in the number of shares to be issued in the ILICO combination. Approximately 42% of the book value of the assets of ALHI were adjusted to market value at the end of the third quarter of 2000 in connection with the Company's reorganization, as discussed previously. The market value adjustment improved investment yields approximately 20 basis points for the fourth quarter and 6 basis points for the year. Yields in 1998 were impacted by a decline in value on hedge funds and long-term private partnership investments resulting in lower net investment income in both the life insurance and annuity segments in that year. The effective yield on the deferred annuity portfolio increased 30 basis points to 6.98% for 2000 as compared to 6.68% for 1999.

The deferred annuity portfolio yield in 2000 was also positively impacted by the market value adjustment and by higher reinvestment rates near the end of 1999 and continuing into the first part of 2000 as compared to the portfolio rates at the beginning of the prior year period. The effective yield of the deferred annuity portion of the portfolio decreased 10 basis points to 6.68% in 1999 as compared to 6.78% in 1998. The decrease in the 1999 effective yield primarily resulted from lower reinvestment rates throughout 1998 and the majority of 1999 compared to the portfolio rate at the beginning of the prior year period.

     Realized losses on investments were $8.6 million in 2000 and $2.1 million in 1999 compared to realized gains of $0.7 million in 1998. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     Other income primarily consists of real estate operating income, property management fees, structured finance fees from affordable housing programs, Corporate Owned Life Insurance (COLI) income, and third party annuity commissions received by wholly-owned IMOs. Other income increased approximately $14.3 million in 2000 to $34.6 million as compared to $20.3 million in 1999 and $15.5 million in 1998. Approximately $14.2 million of the 2000 increase in annuity other income was due to the acquisition of another IMO in February, 2000 and the remainder reflects two months of income on a $100 million COLI investment the Company made in the fourth quarter of 2000. COLI is classified as an other asset and accordingly the income from this asset appears in other income instead of net investment income. The increase in 1999 annuity other income is primarily due to the acquisition of an IMO in mid-1998 whereby 1999 reflects a full 12 months of income from this IMO compared to only five months of IMO income in 1998.

     The Contribution from the Closed Block was $24.5 million in 2000 compared to $25.2 million in 1999 and $31.5 million in 1998. The following table sets forth the operating results of the Closed Block for the periods indicated:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Revenues
  Insurance premiums.....................................    $185,350    $189,444    $198,178
  Universal life and annuity product charges.............      12,485      12,463      13,695
  Net investment income..................................     112,906     108,117     115,762
  Realized gains (losses) on investments.................        (695)       (380)     10,324
                                                             --------    --------    --------
     Total revenues......................................     310,046     309,644     337,959
Benefits and expenses
  Policyowner benefits...................................     200,850     193,482     200,783
  Underwriting, acquisition and insurance expenses.......       1,415       4,408       5,042
  Amortization of deferred policy acquisition costs and
     value of business acquired (VOBA)...................      14,954      20,337      26,286
  Dividends to policyowners..............................      68,324      66,251      74,370
                                                             --------    --------    --------
     Total benefits and expenses.........................     285,543     284,478     306,481
                                                             --------    --------    --------
Contribution from the Closed Block.......................    $ 24,503    $ 25,166    $ 31,478
                                                             ========    ========    ========

     Closed Block insurance premiums were $185.4 million in 2000 compared to $189.4 million in 1999 and $198.2 million in 1998. A decrease in insurance premiums is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the Block. Similarly, a decrease in product charges on universal life policies included in the Closed Block is expected as in force business declines due to deaths and surrenders, although product charges remained relatively level between 2000 and 1999 primarily due to unusually low surrender activity in 2000. The distribution the Company completed in October 2000 in connection with its demutualization impacted surrender decisions as policies had to be in effect to be eligible to receive a distribution.

     Net investment income for the Closed Block was $112.9 million in 2000 compared to $108.1 million and $115.8 million in 1999 and 1998, respectively. The increase in 2000 as compared to 1999 was primarily due to increased average invested assets and higher effective yields, while the decrease in 1999 as compared to 1998 was primarily the result of lower effective yields, partially offset by higher average invested assets.

     Closed Block policyowner benefits were $200.9 million in 2000 as compared to $193.5 million in 1999 and $200.8 million in 1998. The increase in 2000 as compared to 1999 was due to higher death benefits and higher reserves related to the increased persistency as policyholders held their policies awaiting the Company's demutualization distribution. The decrease in 1999 as compared to 1998 was due to lower death benefits and lower reserves and interest credited related to the reduction in the life insurance in force between 1999 and 1998.

     The amortization of deferred policy acquisition costs and VOBA for the Closed Block decreased by $5.3 million to $15.0 million in 2000 compared to $20.3 million in 1999 and $26.3 million in 1998. Deferred policy acquisition costs and VOBA are generally amortized in proportion to gross margins. The decrease in the amortization of deferred policy acquisition costs and VOBA in 2000 and 1999 as compared to each prior year was consistent with the projected reduction in the gross margins of the Closed Block as the life insurance in force declines. The VOBA for the Closed Block was established as part of Company's third quarter market value adjustment discussed previously.

     Closed Block dividends to policyowners were $68.3 million in 2000 compared to $66.3 million in 1999 and $74.4 million in 1998. The increase in 2000 dividends to policyowners is primarily due to higher dividends related to the maturing of the Closed Block. The decrease in 1999 dividends to policyowners as compared to 1998 primarily reflects a decrease in the policyholder dividend obligation. To the extent cumulative actual earnings of the Closed Block exceed the cumulative expected earnings based on the actuarial calculation at the time of the formation of the Closed Block, a policyholder dividend obligation liability is recorded. The lower realized gains in 1999 as compared to 1998 reduced the policyholder dividend obligation in 1999.

     A summary of the Company's policyowner benefits follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Life Insurance
  Traditional:
     Death benefits......................................    $  7,833    $  9,398    $  4,475
     Change in liability for future policy benefits and
       other policy benefits.............................      38,124      41,306      31,773
                                                             --------    --------    --------
       Total traditional.................................      45,957      50,704      36,248
  Universal:
     Death benefits in excess of cash value..............      22,403      21,978      17,928
     Interest credited on policyowner account balances...      37,149      34,023      35,318
     Other...............................................       1,818       1,107       2,949
                                                             --------    --------    --------
       Total universal...................................      61,370      57,108      56,195
                                                             --------    --------    --------
     Total life insurance benefits.......................     107,327     107,812      92,443
Annuities
  Interest credited to deferred annuity account
     balances............................................     282,677     281,063     282,465
  Other annuity benefits.................................      60,543      56,920      56,828
                                                             --------    --------    --------
     Total annuity benefits..............................     343,220     337,983     339,293
All other benefits.......................................         676         291          21
                                                             --------    --------    --------
Total policyowner benefits...............................    $451,223    $446,086    $431,757
                                                             ========    ========    ========

     Total life insurance benefits were $107.3 million in 2000 compared to $107.8 million in 1999 and $92.4 million in 1998. An increase in life insurance benefits is expected as the traditional and universal blocks of business continue to grow. However, the Company's traditional benefit expense actually decreased in 2000 as compared to 1999 due to favorable mortality, as measured per amount in force, and higher reinsurance credits. Universal life insurance benefits increased in 2000 and 1999 as compared to each prior year. Death benefits increased each year as expected with the growth of the business in force. In addition, mortality rates were slightly higher in 2000 as compared to 1999, as measured per amount in force. Interest credited on universal policyowner account balances increased $3.1 million in 2000 and decreased $1.3 million in 1999 as compared to each prior year. The increase in 2000 was primarily due to higher average policyowner account balances while the decrease in 1999 was primarily due to decreased crediting rates. The weighted average interest crediting rate on policyowner account balances was 5.62%, 5.67% and 6.08% in 2000, 1999 and 1998, respectively.

     Annuity benefits were $343.2 million in 2000 compared to $338.0 million in 1999 and $339.3 million in 1998. The increase in 2000 primarily related to other annuity benefits. In mid-1999, the Company issued two insurance contracts to two commercial paper conduits. One of the contracts was terminated in the fourth quarter of 1999. As a result, other annuity benefits for 2000 included approximately $16.9 million of interest expense on one insurance contract for an entire year compared to $13.1 million of interest expense on two insurance contracts for half of a year in 1999. Interest credited to deferred annuity account balances was $1.6 million higher in 2000 as compared to 1999, and $1.4 million lower in 1999 compared to 1998. Between 2000 and 1999, the weighted average crediting rate on deferred fixed annuity account balances remained constant and average deferred fixed annuity account balances decreased approximately $15.0 million. The weighted average crediting rate on deferred fixed annuity account balances was decreased 24 basis points to 4.95% in 1999 compared to 5.19% in 1998, and average fixed annuity account balances decreased approximately $10.0 million in 1999. Spreads on deferred fixed annuities widened 30 basis points in 2000 and 14 basis points in 1999. Offsetting the declines in deferred fixed annuity crediting rates and account balances were increased earnings on equity-index and multi-choice annuity account balances. Earnings credited to these products are included with interest credited.

     A summary of the Company's expenses follows:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Life Insurance
  Underwriting, acquisition and other expenses...........    $ 50,117    $ 53,376    $ 43,376
  Amortization of deferred policy acquisition costs and
     value of business acquired (VOBA), net of non-core
     adjustment of $483, $282 and $1,038 for the years
     ended December 31, 2000, 1999 and 1998,
     respectively........................................      20,616      17,268      21,360
                                                             --------    --------    --------
     Total life insurance................................      70,733      70,644      64,736
Annuities
  Underwriting, acquisition and other expenses...........      52,554      37,204      37,563
  Amortization of deferred policy acquisition costs and
     value of business acquired (VOBA), net of non-core
     adjustment of ($9,205), $1,852 and ($1,237) for the
     years ended December 31, 2000, 1999 and 1998,
     respectively........................................      65,902      48,378      39,053
                                                             --------    --------    --------
     Total annuities.....................................     118,456      85,582      76,616
Amortization of deferred policy acquisition costs due to
  non-core realized gains or losses......................      (8,722)      2,134        (199)
All other expenses.......................................      19,381      25,787      21,159
Reorganization costs.....................................      11,265       7,062          --
                                                             --------    --------    --------
Total expenses...........................................    $211,113    $191,209    $162,312
                                                             ========    ========    ========

     Total life insurance expenses were $70.7 million in 2000 compared to $70.6 million in 1999 and $64.7 million in 1998. Underwriting, acquisition and insurance expenses were higher in 1999 as compared to 2000 and 1998 primarily due to technology costs related to the Year 2000 Compliance Project and costs associated with the Company's enhancement of its distribution systems. Amortization of deferred policy acquisition costs and value of business acquired
(VOBA) increased $3.3 million in 2000 compared to 1999 and decreased $4.1 million in 1999 compared to 1998. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The increase in amortization in 2000 as compared to 1999, primarily reflects the higher product margins experienced in 2000 as compared to 1999 combined with an increase in amortization of approximately $0.4 million associated with the Company's market value adjustment completed at the end of the third quarter. Additional VOBA was established as a result of the market value adjustment. The decrease in amortization between 1999 and 1998 resulted from modifications made to the dividend scale of traditional products to coincide with the decline in investment yields at that time, resulting in increased estimated future gross margins, and therefore lower current year amortization.

     Total annuity expenses increased by $32.9 million to $118.5 million in 2000 compared to $85.6 million in 1999 and $76.6 million in 1998. Underwriting, acquisition and insurance expenses increased approximately $15.4 million in 2000 compared to 1999. Approximately $10.7 million of the increase related to the new IMO acquired in the first quarter of 2000. The increase in expense due to the new IMO was offset by the increase in other income from the IMO discussed previously. The remainder of the increase was primarily due to costs associated with consolidating the annuity operations in Topeka, additional agent related expenses, such as recruiting and annual conventions, and increase incentive compensation. Amortization of deferred policy acquisition costs and VOBA increased $17.5 million in 2000 as compared to 1999 and increased $9.3 million in 1999 as compared to 1998. The increase in amortization was partially attributable to the general growth in the deferred policy acquisition cost asset associated with the continued growth in annuity sales. In addition, VOBA amortization increased in 2000 as surrenders of those policies associated with the VOBA asset increased during the period, and due to the additional VOBA established in connection with the Company's third quarter market value adjustment.

     Other expenses decreased by $6.4 million in 2000 to $19.4 million compared to $25.8 million in 1999 and $21.2 million in 1998. Other expenses primarily consist of expenses related to the real estate management company and the holding company and tend to fluctuate from period to period depending on the properties under management each quarter. Beginning in 1999, the Company began decreasing the number of properties under management and, accordingly, other expenses are also declining. In addition, 1998 expenses were reduced by certain one-time benefits and 1999 expenses included the amortization of the debt issuance costs on the capital securities and senior notes issued in mid-1998 and additional holding company expenses primarily related to air transportation, incentive compensation and corporate development programs.

     The reorganization costs consist primarily of legal, actuarial and consulting expenses associated with the reorganization of the Company discussed previously. As these costs are not of a continuing nature, they have been excluded from the Operating Segment amounts.

     A summary of the Company's income from operations by operating segment follows:

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
                                                                   ($ IN THOUSANDS)
Life Insurance
  Open Block:
     Revenues.........................................    $ 218,642    $ 209,162    $ 171,170
     Benefits and expenses............................     (178,060)    (178,456)    (157,179)
     Dividends to policyowners........................       (6,014)      (4,526)      (2,558)
  Closed Block contribution...........................       24,503       25,166       31,478
                                                          ---------    ---------    ---------
  Adjusted pre-tax operating income...................       59,071       51,346       42,911
Annuities
  Revenues............................................      549,888      512,786      500,959
  Benefits and expenses...............................     (461,676)    (423,565)    (415,909)
                                                          ---------    ---------    ---------
  Adjusted pre-tax operating income...................       88,212       89,221       85,050
All other adjusted pre-tax operating income...........       11,982        7,566          859
                                                          ---------    ---------    ---------
Total adjusted pre-tax operating income...............    $ 159,265    $ 148,133    $ 128,820
                                                          =========    =========    =========

     Adjusted pre-tax operating income from Life Insurance operations was $59.1 million in 2000 compared to $51.3 million in 1999 and $42.9 million in 1998. The increase in adjusted pre-tax operating income in 2000 compared to 1999 was primarily due to increased investment income combined with decreased technology expenses and favorable mortality costs. The market value adjustments had a favorable impact of approximately $1.2 million in the Life Insurance operations in 2000. The increase in 1999 adjusted pre-tax operating income as compared to 1998 was primarily due to increased investment income and decreased deferred policy acquisition cost amortization which were partially offset by a decreased contribution from the Closed Block and increased costs related to the Year 2000 Compliance Project and enhancement of the Company's administration and distribution systems.

     Adjusted pre-tax operating income from Annuity operations was $88.2 million in 2000 compared to $89.2 million in 1999 and $85.1 million in 1998. The decrease in 2000 was primarily due to increased costs associated with the consolidation of the annuity operations in Topeka and increased VOBA amortization from increased surrenders. Partially offsetting these increased expenses was a favorable impact of approximately $2.2 million from the Company's third quarter market value adjustment. The increase in 1999 pre-tax operating income compared to 1998 was primarily due to increased spreads.

     All other adjusted pre-tax operating income was $12.0 million in 2000 compared to $7.6 million in 1999 and $0.9 million in 1998. The increase in 2000 compared to 1999 was primarily due to lower expenses. The increase in 1999 compared to 1998 was primarily due to increased investment income on the cash equivalents generated from the sale of the Company's discontinued operations in mid-1998.

     Interest expense increased $0.7 million in 2000 to $29.7 million compared to $29.0 million in 1999 and $27.9 million in 1998. The increased interest expense in 2000 was primarily due to higher average outstanding borrowings during 2000 as compared to 1999. The additional borrowings were primarily used to support insurance company operations, affordable housing investments, fund the acquisition of the new IMO, and fund a portion of the initial investment in the downstream holding company of ILICO. The increased interest expense in 1999 as compared to 1998 was primarily due to higher interest rates on the senior notes and adjustable conversion-rate equity security units outstanding during 1999 as compared to the revolving credit agreement borrowings outstanding during 1998.

     Income tax expense was $42.5 million in 2000 compared to $33.7 million in 1999 and $29.1 million in 1998. The effective tax rate was 36.9%, 34.4% and 31.5% for 2000, 1999 and 1998, respectively. The increase in the effective tax rate each year was primarily due to the nondeductible expenses associated with the

Company's reorganization combined with lower tax credits from affordable housing and historic rehabilitation investments.

     Minority interest represents the minority stockholders ownership percentage share of net income of ALHI prior to the Company's acquisition of this Minority Interest. The minority shareholder ownership percentage was approximately 42% for the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998. As a result of the Company's acquisition of the Minority Interest, from the fourth quarter of 2000 forward, there will no longer be net income applicable to the Minority Interest.

     Net income from continuing operations increased $15.2 million to $51.1 million in 2000 compared to $35.9 million in 1999 and $36.4 million in 1998. The increase in 2000 as compared to 1999 was primarily due to the results of the Life Insurance operations discussed previously, the decreased holding company expenses, and the reduction in net income applicable to the Minority Interest. While pre-tax operating income from the Life Insurance and Annuity operations increased in 1999 as compared to 1998, net income from continuing operations actually decreased slightly due to the demutualization expenses and higher effective income tax rate.

     Net income was $51.8 million in 2000 compared to $38.4 million in 1999 and $103.5 million in 1998. The Company sold the majority of its residential real estate operating segment and its entire bank operating segment in 1998. The Company recorded an after tax gain of $74.9 million on the sales which resulted in the higher 1998 net income.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

     The Company's cash flows from operations consist of dividends from subsidiaries, if declared and paid, interest from income on loans and advances to its subsidiaries (including a surplus note issued to the Company by AmerUs), investment income on assets held by the Company and fees which the Company charges its subsidiaries and certain other of its affiliates for services, offset by the expenses incurred for debt service, salaries and other expenses.

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, the Company's life insurance subsidiaries dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators broad discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 1999 results, the Company's subsidiaries could pay an estimated $61.1 million in dividends in 2000 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $42.0 million in dividends during 2000. Based on 2000 results, the Company's subsidiaries could pay an estimated $92.7 million in dividends in 2001 without obtaining regulatory approval.

     The Company and its subsidiaries generated cash flows from operating activities of $440.8 million, $739.9 million and $405.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Operating cash flows were primarily used to increase the Company's investment portfolio.

     The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of December 31, 2000, there was a $75 million outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.25:1.0 through June 30, 2001, 2.50:1.0 thereafter, (c) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause certain of its subsidiaries, including AmerUs and Delta, to maintain certain ratings from A.M. Best and certain levels of risk-based capital.

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

     As previously reported, the Company has entered into a definitive agreement for the combination of the Company with ILICO. ILICO will demutualize and its members will receive cash, policy credits and the Company's common stock equivalent to the value of 9.3 million shares of the common stock of AmerUs Group. The transaction is expected to be completed in the first half of 2001. Under the terms of the agreement, the Company is committed at a minimum to distribute in cash the equivalent value of approximately 264,000 shares of its common stock. The actual amount of the cash consideration will vary dependent upon the price of the Company's common stock at or about the closing date and the number of shares within the range that the Company elects to distribute in the form of cash. The funding for the cash consideration is expected to primarily come from the Company's revolving credit facility.

     The Company has previously announced a stock repurchase plan for up to $50.0 million. As of December 31, 2000, the Company has $48.5 million of remaining capacity under the plan. The Company would expect some greater repurchase activity after December 31, 2000 if the market conditions are favorable. The funds for the repurchase program would come from a combination of internal sources from its life insurance subsidiaries and utilization of its revolving credit facility.

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

     The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at December 31, 2000 (including liabilities in both the Closed Block and the general account):

                                                              ($ IN MILLIONS)
                                                              ---------------
Not subject to discretionary withdrawal.....................     $  369.7
Subject to discretionary withdrawal with adjustments:
  Specified surrender charges(A)............................      4,626.7
  Market value adjustments..................................      1,470.9
                                                                 --------
  Subtotal..................................................      6,097.6
                                                                 --------
Subject to discretionary withdrawal without adjustments.....      1,533.8
                                                                 --------
Total.......................................................     $8,001.1
                                                                 ========

---------------
(A) Includes $1,081.7 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

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

     AmerUs and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its obligations. At December 31, 2000, AVLIC had statutory assets of $2,453.3 million, liabilities of $2,389.6 million and surplus of $63.7 million.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, AmerUs and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of any advance. There were no borrowings under these arrangements outstanding at December 31, 2000. In addition, AmerUs has long-term advances from FHLB outstanding of $15.6 million at December 31, 2000.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of December 31, 2000 had a carrying value of $10 billion, including Closed Block investments.

     At December 31, 2000, the statutory surplus of the Company's subsidiaries was approximately $472.7 million. The Company believes that this level of statutory capital is more than adequate as each life insurance subsidiary's risk based capital is significantly in excess of required levels.

     In the future, in addition to their cash flows from operations and borrowing capacity, the life insurance subsidiaries would anticipate obtaining their required capital from the Company as the Company has access to the public debt and equity markets.

INVESTMENT PORTFOLIO

GENERAL

     The Company maintains a diversified portfolio of investments which is supervised by an experienced in-house staff of investment professionals. The Company employs sophisticated asset/liability management techniques in order to achieve competitive yields, while maintaining risk at acceptable levels. The asset portfolio is segmented by liability type, with tailored investment strategies for specific product lines. Investment policies and significant individual investments are subject to approval by the Investment Committee of the Board of Directors of each of the life insurance companies and are overseen by the Investment Committee of the Board of Directors of the Company. Management regularly monitors individual assets and asset groups, in addition to monitoring the overall asset mix. In addition, the insurance company boards and the Investment Committee review investment guidelines and monitor internal controls.

INVESTMENT STRATEGY

     The Company's investment philosophy is to employ an integrated asset/liability management approach with separate investment portfolios for specific product lines, such as traditional life, universal life and annuities, to generate attractive risk-adjusted returns on capital. Essential to this philosophy is coordinating investments in the investment portfolio with product strategies, focusing on risk-adjusted returns and identifying and evaluating associated business risks.

     Investment policies and strategies have been established based on the specific characteristics of each product line. The portfolio investment policies and strategies establish asset duration, quality and other guidelines. The Company utilizes analytical systems to establish an optimal asset mix for each line of business. The Company seeks to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

INVESTED ASSETS

     The Company maintains a diversified portfolio of investments, including public and private fixed maturity securities, commercial mortgage loans and equity real estate. The Company's objective is to maintain a high-quality, diversified fixed maturity securities portfolio that produces a yield and total return that supports the various product line liabilities and the Company's earnings goals.

     The Closed Block was formed to give certain policyowners additional assurances as to the dividend policies of the Company. As a result of establishing the Closed Block on June 30, 1996, the Company allocated certain assets from its investment portfolio to the Closed Block (see Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes consolidated invested assets by asset category as of December 31, 2000 and 1999, and sets forth the allocation of such assets between the Closed Block and the general account. The remaining information relating to the Company's investment portfolio presents information about the investment portfolio on a combined basis (including invested assets in both the Closed Block and the general account).

                                                                CONSOLIDATED INVESTED ASSETS
                                                                        DECEMBER 31,
                                   ---------------------------------------------------------------------------------------
                                                      2000                                         1999
                                   ------------------------------------------   ------------------------------------------
                                   CARRYING    CARRYING                         CARRYING    CARRYING
                                     VALUE       VALUE                            VALUE       VALUE
                                    CLOSED      GENERAL                 % OF     CLOSED      GENERAL                 % OF
                                     BLOCK      ACCOUNT    COMBINED    TOTAL      BLOCK      ACCOUNT    COMBINED    TOTAL
                                   ---------   ---------   ---------   ------   ---------   ---------   ---------   ------
                                                                       ($ IN MILLIONS)
Fixed maturity securities
  Public.........................  $1,114.9    $6,084.1    $7,199.0     74.9%   $1,002.3    $5,953.2    $6,955.5     76.8%
  Private........................      76.7       985.9     1,062.6     11.1%       85.4       727.5       812.9      9.0%
                                   --------    --------    --------    ------   --------    --------    --------    ------
    Subtotal.....................   1,191.6     7,070.0     8,261.6     86.0%    1,087.7     6,680.7     7,768.4     85.8%
Equity securities................        --       152.9       152.9      1.6%         --        45.3        45.3      0.5%
Loans............................        --       534.9       534.9      5.6%         --       608.9       608.9      6.7%
Policy loans.....................     201.1       111.6       312.7      3.3%      188.0       109.9       297.9      3.3%
Real estate......................        --         3.2         3.2      0.0%         --        45.8        45.8      0.5%
Other investments................       2.9       317.7       320.6      3.3%        0.6       292.7       293.3      3.2%
Short-term investments...........        --        20.9        20.9      0.2%         --         0.1         0.1      0.0%
                                   --------    --------    --------    ------   --------    --------    --------    ------
    Total invested assets........  $1,395.6    $8,211.2    $9,606.8    100.0%   $1,276.3    $7,783.4    $9,059.7    100.0%
                                   ========    ========    ========    ======   ========    ========    ========    ======

FIXED MATURITY SECURITIES

     The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality MBS and United States government and agency obligations. As of December 31, 2000 fixed maturity securities were $8,261.6 million, or 86.0% of the carrying value of invested assets with public and private fixed maturity securities constituting $7,199.0 million, or 87.1%, and $1,062.6 million, or 12.9%, of total fixed maturity securities, respectively.

     The following table summarizes the composition of the fixed maturity securities by category as of December 31, 2000 and 1999:

                                                         COMPOSITION OF FIXED MATURITY SECURITIES
                                                                       DECEMBER 31,
                                                         -----------------------------------------
                                                                2000                  1999
                                                         -------------------   -------------------
                                                         CARRYING     % OF     CARRYING     % OF
                                                           VALUE      TOTAL      VALUE      TOTAL
                                                         ---------   -------   ---------   -------
                                                                      ($ IN MILLIONS)
U.S. government/agencies..............................   $  476.8      5.8%    $  349.2      4.5%
State and political subdivisions......................       47.3      0.6%        45.4      0.6%
Foreign government bonds..............................      151.0      1.8%       159.3      2.1%
Corporate bonds.......................................    5,198.4     62.9%     4,442.0     57.1%
Redeemable preferred stocks...........................      207.2      2.5%       261.1      3.4%
Asset-backed bonds....................................      646.5      7.8%       737.3      9.5%
MBS
  U.S. government/agencies............................    1,139.2     13.8%     1,420.6     18.2%
  Non-government/agencies.............................      395.2      4.8%       353.5      4.6%
                                                         --------    ------    --------    ------
  Subtotal-MBS........................................    1,534.4     18.6%     1,774.1     22.8%
                                                         --------    ------    --------    ------
     Total............................................   $8,261.6    100.0%    $7,768.4    100.0%
                                                         ========    ======    ========    ======

     The following table summarizes fixed maturity securities by remaining maturity as of December 31, 2000:

                REMAINING MATURITY OF FIXED MATURITY SECURITIES

                                                              CARRYING     % OF
                                                               VALUE      TOTAL
                                                              --------    ------
                                                               ($ IN MILLIONS)
Due:
  In one year or less (2001)................................  $  158.6      1.9%
  One to five years (2002-2006).............................   2,928.4     35.4%
  Five to 10 years (2007-2011)..............................   1,986.8     24.1%
  10 to 20 years (2012-2021)................................     940.5     11.4%
  Over 20 years (2022 and after)............................     712.9      8.6%
                                                              --------    ------
     Subtotal...............................................   6,727.2     81.4%
  MBS.......................................................   1,534.4     18.6%
                                                              --------    ------
     Total..................................................  $8,261.6    100.0%
                                                              ========    ======

     The Company's portfolio of investment grade fixed maturity securities is diversified by number and type of issuer. As of December 31, 2000, investment grade fixed maturity securities included the securities of over 637 issuers, with 2,157 different issues of securities. No non-government/agency issuer represents more than 0.6% of investment grade fixed maturity securities.

     Below-investment grade fixed maturity securities as of December 31, 2000, included the securities of 100 issuers representing 5.3% of total invested assets, with the largest being a $17.8 million investment.

     As of December 31, 2000, 80.7% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor's rating equivalents, of fixed maturity securities as of December 31, 2000:

                 FIXED MATURITY SECURITIES BY NAIC DESIGNATION
                               DECEMBER 31, 2000

                                                              PUBLIC              PRIVATE              TOTAL
                                                         -----------------   -----------------   -----------------
  NAIC                                                   CARRYING    % OF    CARRYING    % OF    CARRYING    % OF
  DESIGNATION  STANDARD & POOR'S EQUIVALENT DESIGNATION   VALUE     TOTAL     VALUE     TOTAL     VALUE     TOTAL
  -----------  ----------------------------------------  --------   ------   --------   ------   --------   ------
                                                                           (DOLLARS IN MILLIONS)
       1       A- or higher.....................         $4,763.4    66.2%   $  851.0    80.1%   $5,614.4    68.0%
       2       BBB- to BBB+.....................          1,935.2    26.9%      203.0    19.1%    2,138.2    25.9%
                                                         --------   ------   --------   ------   --------   ------
               Total investment grade...........          6,698.6    93.1%    1,054.0    99.2%    7,752.6    93.9%
                                                         --------   ------   --------   ------   --------   ------
       3       BB to BB+........................            348.6     4.8%        5.9     0.6%      354.5     4.3%
       4       BB to BB+........................            142.3     2.0%        1.2     0.1%      143.5     1.7%
     5 & 6     CCC or lower.....................              9.5     0.1%        1.5     0.1%       11.0     0.1%
                                                         --------   ------   --------   ------   --------   ------
  Total below investment grade.........................     500.4     6.9%        8.6     0.8%      509.0     6.1%
                                                         --------   ------   --------   ------   --------   ------
                      Total............................  $7,199.0   100.0%   $1,062.6   100.0%   $8,261.6   100.0%
                                                         ========   ======   ========   ======   ========   ======

     MBS investments are mortgage-related securities including commercial mortgage-backed securities (CMBS), collateralized mortgage obligations (CMOs), and pass-through mortgage securities. Asset-backed securities are both residential and non-residential including exposure to home equity loans, home improvement loans, manufactured housing loans as well as securities backed by loans on automobiles, credit cards, and other collateral or collateral bond obligations. Residential mortgage pass-through and CMOs total $1,301.6 million or 13.5% of total invested assets. Asset-backed residential mortgages total $312.6 million or 3.3% of total invested assets. As of December 31, 2000, MBS were $1,534.4 million or 16.0%, of total invested assets of which $1,139.2 million or 74.2% of MBS were from government sponsored enterprises. Other MBS were

$395.2 million or 25.8%, of MBS as of December 31, 2000. Management believes that the quality of assets in the MBS portfolio is generally high, with 89% of such assets representing agency backed or "AAA" rated securities.

     The Company uses interest rate swaps, caps, and options to reduce its exposure to changes in interest rates and to manage duration mismatches. The Company also uses call options to hedge equity-indexed annuities. Although the Company is subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company only enters into transactions with highly rated counterparties. The Company is also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged. The notional principal amounts of the swaps, caps, and options, which represent the extent of the Company's involvement in such contracts but not the risk of loss, at December 31, 2000, amounted to $957.7 million. The swaps had a carrying value of a net payable position of $4.7 million at December 31, 2000 and a fair value which amounted to a net payable position of $6.0 million at December 31, 2000. The carrying value and fair value of options amounted to $101.4 million and $97.3 million, respectively. The interest rate caps and options are reflected as "other investments" on the Company's consolidated financial statements as of December 31, 2000. The net amount payable or receivable from interest rate swaps and caps are accrued as an adjustment to interest income.

MORTGAGE LOANS

     As of December 31, 2000, mortgage loans in the Company's investment portfolio were $534.9 million, or 5.6% of the aggregate carrying value of invested assets, including the Closed Block. As of December 31, 2000, commercial mortgage loans and residential mortgage loans comprised 94.0% and 6.0%, respectively, of the mortgage loans in the Company's investment portfolio.

     Commercial mortgage loans consist primarily of fixed-rate mortgage loans. As of December 31, 2000, the Company held 395 individual commercial mortgage loans with an average balance of $1.3 million.

     As of December 31, 2000, one loan in the Company's loan portfolio with a principal balance of $1.8 million was classified as delinquent and no loans were in foreclosure. As of the same date, only one loan aggregating $0.9 million, or 0.2%, of the Company's loan portfolio (as measured by principal balance) was classified as restructured. During 2000, the Company had no foreclosures.

EQUITY REAL ESTATE

     In recent years the Company has significantly reduced its equity real estate portfolio. As of December 31, 2000, the carrying value of investment real estate, including the Closed Block, was $3.2 million.

OTHER

     The Company held $312.7 million of policy loans on individual insurance products as of December 31, 2000. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values.

     As of December 31, 2000, the Company held equity securities of $152.9 million. The largest holding of equity securities, Indianapolis Life Group of Companies, had a carrying value of $103.7 million as of December 31, 2000. This holding is part of the Company's proposed combination transaction with ILICO discussed previously.

     The Company held $341.5 million of other invested assets (including short-term investments) on December 31, 2000. Other invested assets consist primarily of various joint venture and limited partnership investments and derivatives.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

     The Company does not believe that inflation has had a material effect on its consolidated results of operations.

     Interest rate changes may have temporary effects on the sale and profitability of the annuities and life insurance products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the interest rate credited to owners of its annuities and life insurance products. In contrast, as interest rates fall, the Company attempts to adjust its credited rates to compensate for the corresponding decline in reinvestment rates. The Company monitors interest rates and sells annuities and life insurance policies that permit flexibility to make interest rate changes as part of its management of interest spreads. However, the profitability of the Company's products is based upon persistency, mortality and expenses, as well as interest rate spreads.

     The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of its fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and net investment income increases or decreases in a direct relationship with interest rate changes.

     The Company has developed an asset/liability management approach with separate investment portfolios for major product lines such as traditional life, universal life and annuities. Investment policies and strategies have been established based on the specific characteristics of each product line. The portfolio investment policies and strategies establish asset duration, quality and other guidelines. The Company utilizes analytical systems to establish an optimal asset mix for each line of business. The Company seeks to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

     In force reserves and the assets allocated to each segment are modeled on a regular basis to analyze projected cash flows under a variety of economic scenarios. The result of this modeling is used to modify asset allocation, investment portfolio duration and convexity and renewal crediting strategies. The Company invests in CMOs as part of its basic portfolio strategy, but uses other types of derivatives only as a hedge against the effects of interest rate fluctuations or to synthetically alter the investment characteristics of specific assets. For a further discussion and disclosure of the nature and extent of the Company's use of derivatives, see Note 13 to the Consolidated Financial Statements.

FEDERAL INCOME TAX MATTERS

     The Company and its non-life subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns. The separate return method is used to compute the Company's provision for federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

EMERGING ACCOUNTING MATTERS

SFAS 133, 137 AND 138

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the consolidated balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the consolidated statement of operations. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of Statement 133 implementation issues, including expanding normal purchase and normal sale exceptions, redefining specific risks that can be identified as hedged risks and defining certain other provisions related to foreign-currency and intercompany derivatives. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000. The Company has determined that the transition adjustments resulting from the adoption of this statement will be approximately a $7 million reduction in net income and a $3 million increase in accumulated other comprehensive income.

SFAS 140

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 with the same title. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has evaluated SFAS No. 140 and determined there to be no material impact on the Consolidated Financial Statements.

SOP 00-3

     In December 2000, the Accounting Standards Executive Committee issued Statement of Position 00-3 (SOP 00-3) "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Holding Companies and for Certain Long-Duration Participating Contracts," which has been cleared by the FASB. SOP 00-3 provides guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies. It specifies the financial statement presentation of a closed block, the accounting for participating contracts, the accounting for expenses related to a demutualization and formation of a mutual insurance holding company, the accounting for retained earnings and other comprehensive income at the date of demutualization and the formation of a mutual insurance holding company, and the accounting for a distribution from a mutual insurance holding company to its members. SOP 00-3 is effective no later than the end of the fiscal year that begins after December 15, 2000. The Company has evaluated SOP 00-3 and has adopted the guidance on accounting for demutualization expenses as of December 31, 2000. The remainder of the provisions of the SOP will require the Company to modify its presentation of the Closed Block in its Consolidated Financial Statements to no longer show the operations of the Closed Block and the assets and liabilities of the Closed Block as single line items. In addition, the SOP will require the Company to report unrealized gains and losses on Closed Block investments as a component of the Closed Block policyholder dividend obligation rather than accumulated other comprehensive income. At December 31, 2000, this change would have resulted in a $6.0 million reduction in accumulated other comprehensive income.

STATUTORY ACCOUNTING CODIFICATION

     The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective January 1, 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The states of Iowa and Kansas have adopted the

NAIC's codification without exception. The Company has determined the impact of adopting the NAIC codification on its statutory financial statements will be an increase to statutory surplus of approximately $25 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability management. Company actuaries estimate the payout pattern of our liabilities, primarily the Company's lapsation, to determine duration, which is the present value of the fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which management believes mitigates the overall effect of interest rate risk for the Company.

     The tables below provides information about the Company's fixed maturity investments and mortgage loans at December 31, 2000 and 1999. The tables present cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

     December 31, 2000

                                                               EXPECTED CASH FLOWS
                                                                                                   FAIR
               AMORTIZED                 2001   2002   2003   2004   2005   THEREAFTER    COST    VALUE
               ---------                 ----   ----   ----   ----   ----   ----------   ------   ------
                                                                 ($ IN MILLIONS)
Fixed maturity securities..............  $325   $476   $836   $695   $937     $3,833     $7,102   $7,070
Average interest rate..................  7.7%   7.9%   7.1%   7.2%   7.1%       7.6%
Mortgage loans.........................  $ 38   $ 35   $ 37   $ 43   $ 39     $  343     $  535   $  569
Average interest rate..................  8.3%   8.5%   8.3%   8.3%   8.3%       8.1%
     Total.............................  $363   $511   $873   $738   $976     $4,176     $7,637   $7,639
                                         ====   ====   ====   ====   ====     ======     ======   ======

     December 31, 1999

                                                              EXPECTED CASH FLOWS
                                                                                                  FAIR
              AMORTIZED                 2000   2001   2002   2003   2004   THEREAFTER    COST    VALUE
              ---------                 ----   ----   ----   ----   ----   ----------   ------   ------
                                                                ($ IN MILLIONS)
Fixed maturity securities.............  $321   $381   $457   $826   $669     $4,353     $7,007   $6,681
Average interest rate.................  7.0%   6.9%   7.0%   6.5%   6.4%       7.3%
Mortgage loans........................  $ 55   $ 49   $ 35   $ 38   $ 48     $  390     $  615   $  633
Average interest rate.................  9.4%   9.5%   9.5%   9.2%   9.3%       8.4%
     Total............................  $376   $430   $492   $864   $717     $4,743     $7,622   $7,314
                                        ====   ====   ====   ====   ====     ======     ======   ======

     The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 69% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Approximately 6% of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 7.08 years.

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

     The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swaps, caps, swaptions and options. These instruments, viewed separately, subject the Company to varying degrees of market and credit risk. However when used for hedging, the expectation is that these instruments would reduce overall market risk. Credit risk arises from the possibility that counterparties may fail to perform under the terms of the contracts. (See Note 14 of the Consolidated Financial Statements for additional information).

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term grade bonds. However, returns over longer time frames have been consistently higher. The Company's equity securities consist primarily of its investments in ILICO and AMAL discussed previously. The remainder of the Company's equity securities are high quality and readily marketable.

     All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page F-1 herein.

     Additional financial statement schedules begin on page S-1. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     KPMG LLP was the independent auditors for AmerUs Group Co. (the Company). On February 19, 2001, management of the Company notified KPMG that their appointment as independent auditors will be terminated effective upon issuance of KPMG's reports on the consolidated financial statements of the Company and subsidiaries for the year ended December 31, 2000. Ernst & Young LLP was engaged as independent auditors effective upon KPMG's termination. The decision to change auditors was recommended by the audit committee of the board of directors and approved by the board of directors.

     In connection with the audits of the two fiscal years ended December 31, 2000, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The audit reports of KPMG on the consolidated financial statements of AmerUs Group Co. and subsidiaries as of and for the years ended December 31, 2000 and 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

     The Notice of 2000 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10. Directors and Executive Officers of the Registrant, 11. Executive Compensation, 12. Security Ownership of Certain Beneficial Owners and Management and 13. Certain Relationships and Related Transactions).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. Reference is made to the index on page F-1 of the report.

     2. Financial Statement Schedules. Reference is made to the Index on page S-1 of the report.

     3. Exhibits Reference is made to the Index to Exhibits on page 38 of the report.

(b) Reports on Form 8-K

     None.

                       AMERUS GROUP CO. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 2.1      Plan of Reorganization dated October 27, 1995, filed as
          Exhibit 2.1 to the registration statement of AmerUs Life
          Holdings, Inc. on Form S-1, Registration Number 333-12239,
          is hereby incorporated by reference.
 2.2      Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of
          October 8, 1997, by and among AmerUs Life Holdings, Inc.,
          AFC Corp. and AmVestors Financial Corporation ("AmVestors"),
          filed as Exhibit 2.2 to the Registration Statement of AmerUs
          Life Holdings, Inc. on Form S-4, Registration Number
          333-40065 is hereby incorporated by reference.
 2.3      Agreement and Plan of Merger, dated as of August 13, 1997
          and as amended as of September 5, 1997, among AmerUs Life
          Holdings, Inc., a wholly owned subsidiary of AmerUs Life
          Holdings, Inc. and Delta Life Corporation, filed as Exhibit
          2.2 to Form 8-K of AmerUs Life Holdings, Inc. dated October
          8, 1997, is hereby incorporated by reference.
 2.4      Combination and Investment Agreement, dated February 18,
          2000, among American Mutual Holding Company, AmerUs Life
          Holdings, Inc., Indianapolis Life Insurance Company and The
          Indianapolis Life Group of Companies, Inc., filed as Exhibit
          2.1 to AmerUs Life Holdings, Inc.'s report on Form 8-K/A on
          March 6, 2000, is hereby incorporated by reference.
 2.5      Purchase Agreement, dated as of February 18, 2000, by and
          between American Mutual Holding Company and AmerUs Life
          Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated
          March 8, 2000, is hereby incorporated by reference.
 2.6      Agreement and Plan of Merger, dated December 17, 1999, by
          and between American Mutual Holding Company and AmerUs Life
          Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated
          March 8, 2000, is hereby incorporated by reference.
 2.7      Amendment No. 1 to Agreement and Plan of Merger, dated
          February 18, 2000, by and between American Mutual Holding
          Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
 2.8      Letter agreement, dated December 17, 1999, by and between
          American Mutual Holding Company and AmerUs Life Holdings,
          Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8,
          2000, is hereby incorporated by reference.
 2.9      Notification Agreement, dated as of February 18, 2000, by
          and among American Mutual Holding Company, AmerUs Life
          Holdings, Inc. and Bankers Trust Company, filed as Exhibit
          2.9 on Form 10-K, dated March 8, 2000, is hereby
          incorporated by reference.
 2.10     Amendment No. 2 to Agreement and Plan of Merger, dated April
          3, 2000, by and between American Mutual Holding Company and
          AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form
          10-Q, dated May 15, 2000, is hereby incorporated by
          reference.
 2.11     Amendment No. 1 to the Purchase Agreement, dated April 3,
          2000, by and between American Mutual Holding Company and
          AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form
          10-Q, dated May 15, 2000, is hereby incorporated by
          reference.
 2.12     Amendment to Combination and Investment Agreement dated
          February 18, 2000 among American Mutual Holding Company,
          AmerUs Life Holdings, Inc., Indianapolis Life Insurance
          Company and The Indianapolis Life Group of Companies, Inc.,
          dated September 18, 2000, filed as Exhibit 2.2 to Form
          8-K12G3 of the Registrant dated September 21, 2000.
 3.1      Amended and Restated Articles of Incorporation of the
          Registrant filed as Exhibit 3.1 on Form 10-Q, dated November
          14, 2000 is hereby incorporated by reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.2      Amended and Restated Bylaws of the Registrant, filed as
          Exhibit 3.2 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.
 4.1      Amended and Restated Trust Agreement dated as of February 3,
          1997 among AmerUs Life Holdings, Inc., Wilmington Trust
          Company, as property trustee, and the administrative
          trustees named therein (AmerUs Capital I business trust),
          filed as Exhibit 3.6 to the registration statement of AmerUs
          Life Holdings, Inc. and AmerUs Capital I on Form S-1,
          Registration Number 333-13713, is hereby incorporated by
          reference.
 4.2      Indenture dated as of February 3, 1997 between AmerUs Life
          Holdings, Inc. and Wilmington Trust Company relating to the
          Company's 8.85% Junior Subordinated Debentures, Series A,
          filed as Exhibit 4.1 to the registration statement of AmerUs
          Life Holdings, Inc. and AmerUs Capital I on Form S-1,
          Registration Number, 333-13713, is hereby incorporated by
          reference.
 4.3      Guaranty Agreement dated as of February 3, 1997 between
          AmerUs Life Holdings, Inc., as guarantor, and Wilmington
          Trust Company, as trustee, relating to the 8.85% Capital
          Securities, Series A, issued by AmerUs Capital I, filed as
          Exhibit 4.4 to the registration statement on Form S-1,
          Registration Number, 333-13713, is hereby incorporated by
          reference.
 4.4      Common Stock Purchase Warrant, filed as Exhibit (10)(v) to
          Form 10-Q of AmVestors Financial Corporation dated May 13,
          1992, is hereby incorporated by reference.
 4.5      Amended and Restated Declaration of Trust of AmerUs Capital
          II, dated as of July 27, 1998, among AmerUs Life Holdings,
          Inc., First Union Trust Company and the administrative
          trustees named therein, relating to AmerUs Life Holdings,
          Inc.'s 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.6      Certificate of Trust of AmerUs Capital III filed as Exhibit
          4.7 to the registration statement of AmerUs Life Holdings,
          Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3
          (No. 333-50249), is hereby incorporated by reference.
 4.7      Common Trust Securities Guarantee Agreement, dated as of
          July 27, 1998, by AmerUs Life Holdings, Inc., relating to
          AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as
          Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.8      QUIPS Guarantee Agreement, dated as of July 27, 1998, by
          AmerUs Life Holdings, Inc., relating to AmerUs Life
          Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit on Form
          10-Q, dated August 13, 1998, is hereby incorporated by
          reference.
 4.9      Master Unit Agreement, dated as of July 27, 1998, between
          AmerUs Life Holdings, Inc. and First Union National Bank
          relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units,
          filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.10     Call Option Agreement, dated as of July 27, 1998, between
          Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as
          Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.11     Pledge Agreement, dated as of July 27, 1998, among AmerUs
          Life Holdings, Inc., Goldman, Sachs & Co. and First Union
          National Bank relating to AmerUs Life Holdings, Inc.'s 7.0%
          ACES Units, filed as Exhibit 4.11 on Form 10-Q, dated August
          13, 1998, is hereby incorporated by reference.
 4.12     Senior Indenture, dated as of June 16, 1998, by and between
          AmerUs Life Holdings, Inc. and First Union National Bank, as
          Indenture Trustee, relating to the AmerUs Life Holdings,
          Inc.'s 6.95% Senior Notes, filed as Exhibit 4.14 on Form
          10-Q, dated August 13, 1998, is hereby incorporated by
          reference.
 4.13     Subordinated Indenture, dated as of July 27, 1998, by and
          between AmerUs Life Holdings, Inc. and First Union National
          Bank, as Indenture Trustee, relating to AmerUs Life
          Holdings, Inc.'s 6.86% Junior Subordinated Deferrable
          Interest Debentures, filed as Exhibit 4.15 on Form 10-Q,
          dated August 13, 1998, is hereby incorporated by reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 4.14     First Supplement to Indenture dated February 3, 1997 among
          American Mutual Holding Company, AmerUs Life Holdings, Inc.
          and Wilmington Trust Company as Trustee, relating to the
          Company's 8.85% Junior Subordinated Debentures, Series A,
          dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by
          reference.
 4.15     Assignment and Assumption Agreement to Amended and Restated
          Trust Agreement, dated February 3, 1997 between American
          Mutual Holding Company and AmerUs Life Holdings, Inc., dated
          September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated
          November 14, 2000, is hereby incorporated by reference.
 4.16     Assignment and Assumption to Guaranty Agreement, dated
          February 3, 1997 between American Mutual Holding Company and
          AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is
          hereby incorporated by reference.
 4.17     First Supplement to Subordinated Indenture, dated July 27,
          1998, relating to AmerUs Life Holdings, Inc.'s 6.86% Junior
          Subordinated Deferrable Interest Debentures, among American
          Mutual Holding Company, AmerUs Life Holdings, Inc. and First
          Union National Bank, as Indenture Trustee, dated September
          20, 2000, filed as Exhibit 4.17 on Form 10-Q, dated November
          14, 2000, is hereby incorporated by reference.
 4.18     First Supplement to Master Unit Agreement dated July 27,
          1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES
          units, between American Mutual Holding Company and First
          Union National Bank, as Unit Agent, dated September 20,
          2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14,
          2000, is hereby incorporated by reference.
 4.19     Assignment and Assumption Agreement to the QUIPS Guarantee
          Agreement dated July 27, 1998, relating to AmerUs Life
          Holdings, Inc.'s 7.0% ACES units, between American Mutual
          Holding Company and AmerUs Life Holdings, Inc., dated
          September 20, 2000, filed as Exhibit 4.19 on Form 10-Q,
          dated November 14, 2000, is hereby incorporated by
          reference.
 4.20     Assignment and Assumption Agreement to the Common Trust
          Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between
          American Mutual Holding Company and AmerUs Life Holdings,
          Inc., dated September 20, 2000, filed as Exhibit 4.20 on
          Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
 4.21     First Supplement to Purchase Contracts between American
          Mutual Holding Company and Holders, as specified, dated
          September 20, 2000, filed as Exhibit 4.21on Form 10-Q, dated
          November 14, 2000, is hereby incorporated by reference.
 4.22     First Supplement to the Pledge Agreement dated July 27,
          1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES
          units, among American Mutual Holding Company, Goldman Sachs
          & Co., as Call Option Holder, the Chase Manhattan Bank, as
          Collateral Agent and First Union National Bank, as Unit
          Agent, dated September 20, 2000, filed as Exhibit 4.22 on
          Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
 4.23     First Supplement to Senior Indenture dated June 16, 1998,
          relating to AmerUs Life Holdings, Inc.'s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings,
          Inc. and First Union National Bank, as Trustee, dated
          September 20, 2000, filed as Exhibit 4.23 on Form 10-Q,
          dated November 14, 2000, is hereby incorporated by
          reference.
10.1      Joint Venture Agreement, dated as of June 30, 1996, between
          American Mutual Insurance Company and Ameritas Life
          Insurance Corp., filed as Exhibit 10.2 on Form 10-K, dated
          March 25, 1998, is hereby incorporated by reference.
10.2      Management and Administration Service Agreement, dated as of
          April 1, 1996, among American Mutual Life Insurance Company,
          Ameritas Variable Life Insurance Company and Ameritas Life
          Insurance Corp., filed as Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1,
          Registration Number 333-12239, is hereby incorporated by
          reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.3      AmerUs Life Holdings, Inc. Executive Stock Purchase Plan,
          dated November 13, 1998, filed as Exhibit 4.11 to the
          registration statement of AmerUs Life Holdings, Inc. on Form
          S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.4      AllRAmerUs Supplemental Executive Retirement Plan, effective
          January 1, 1996, filed as Exhibit 10.6 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1,
          Registration Number 333-12239, is hereby incorporated by
          reference.
10.5      Management Incentive Plan, filed as Exhibit 10.9 to the
          registration statement of AmerUs Life Holdings, Inc. on Form
          S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6      AmerUs Life Insurance Company Performance Share Plan, filed as Exhibit 10.10 to the registration statement of AmerUs
          Life Holdings, Inc. on Form S-1, Registration Number
          333-12239, is hereby incorporated by reference.
10.7      AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on
          Form S-1, Registration Number 333-12239, is hereby
          incorporated by reference.
10.8      AmerUs Life Non-Employee Director Stock Plan, filed as
          Exhibit 10.13 to the registration statement of AmerUs Life
          Holdings, Inc. on Form S-1, Registration Number 333-12239,
          is hereby incorporated by reference.
10.9      Form of Indemnification Agreement executed with directors
          and certain officers, filed as Exhibit 10.33 to the
          registration statement of AmerUs Life Holdings, Inc. on Form
          S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10     Tax Allocation Agreement dated as of November 4, 1996, filed as Exhibit 10.68 to the registration statement of AmerUs
          Life Holdings, Inc. on Form S-1, Registration Number
          333-12239, is hereby incorporated by reference.
10.11     Credit Agreement, dated as of October 23, 1997, among AmerUs
          Life Holdings, Inc., Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent, filed as Exhibit 10.84 to the registration statement of AmerUs Life Holdings, Inc. on Form S-4, Registration
          Number 333-40065, is incorporated by reference.
10.12     AmVestors Financial Corporation 1996 Incentive Stock Option
          Plan, filed as Exhibit (4)(a) to Registration Statement of
          AmVestors Financial Corporation on Form S-8, Registration
          Number 333-14571 dated October 21, 1996, is hereby
          incorporated by reference.
10.13     Consent dated as of May 20, 1998 to the Credit Agreement
          dated as of October 23, 1997 among AmerUs Life Holdings,
          Inc., Various Lender Institutions, the Co-Arrangers and The
          Chase Manhattan Bank, as Administrative Agent, filed as
          Exhibit 10.72 on Form 10-Q, dated November 12, 1998, is
          hereby incorporated by reference.
10.14     First Amendment dated as of May 30, 1997 to the Credit
          Agreement dated as of October 23, 1997 among AmerUs Life
          Holdings, Inc., Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent, filed as Exhibit 10.73 on Form 10-Q, dated November
          12, 1998, is hereby incorporated by reference.
10.15     Second Amendment dated as of June 22, 1998 to the Credit
          Agreement dated as of October 23, 1997 among AmerUs Life
          Holdings, Inc., Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent, filed as Exhibit 10.74 on Form 10-Q, dated November
          12, 1998, is hereby incorporated by reference.
10.16     Second Consent and Amendment dated as of October 2, 1998 to the Credit Agreement dated as of October 23, 1997 among
          AmerUs Life Holdings, Inc., Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent, filed as Exhibit 10.75 on Form 10-Q, dated November
          12, 1998, is hereby incorporated by reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.17     MIP Deferral Plan dated as of September 1, 1998, filed as
          Exhibit 10.76 on Form 10-Q, dated November 12, 1998, is
          hereby incorporated by reference.
10.18     Open Line of Credit Application and Terms Agreement, dated
          March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on
          Form 10-Q dated May 14, 1999, is hereby incorporated by
          reference.
10.19     Third Waiver to Credit Agreement dated as of November 16,
          1998 to the Credit Agreement dated as of October 23, 1997
          among AmerUs Life Holdings, Inc., Various Lender
          Institutions, the Co-Arrangers and The Chase Manhattan Bank,
          as Administrative Agent, filed as Exhibit 10.37 on Form
          10-K, dated March 30, 1999, is hereby incorporated by
          reference.
10.20     Fourth Consent and Amendment, dated as of December 4, 1998 to the Credit Agreement dated as of October 23, 1997 among
          AmerUs Life Holdings, Inc., Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent, filed as Exhibit 10.38 on Form 10-K, dated March 30,
          1999, is hereby incorporated by reference.
10.21     Facility and Guaranty Agreement, dated February 12, 1999,
          among The First National Bank of Chicago and AmerUs Life
          Holdings, Inc., filed as Exhibit 10.39 on Form 10-Q dated
          May 14, 1999, is hereby incorporated by reference.
10.22     Form of Reimbursement Agreement, dated February 15, 1999,
          among AmerUs Life Holdings, Inc. and Roger K. Brooks, Victor
          N. Daley, Michael G. Fraizer, Thomas C. Godlasky, Marcia S.
          Hanson, Mark V. Heitz and Gary R. McPhail, filed as Exhibit
          10.40 on Form 10-Q dated May 14, 1999, is hereby
          incorporated by reference.
10.23     Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and AmerUs Life
          Holdings, Inc., filed as Exhibit 10.41 on Form 10-Q dated
          May 14, 1999, is hereby incorporated by reference.
10.24     1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.25     Fifth Waiver and Amendment to Credit Agreement dated as of
          October 1, 1998 to the Credit Agreement dated as of October
          23, 1997 among AmerUs Life Holdings, Inc., Various Lender
          Institutions, the Co-Arrangers and The Chase Manhattan Bank,
          as Administrative Agent, filed as Exhibit 10.43 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.26     Sixth Amendment to Credit Agreement dated as of May 18, 1999 to the Credit Agreement dated as of October 23, 1997 among
          AmerUs Life Holdings, Inc., Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent, filed as Exhibit 10.44 on Form 10-Q dated August 13,
          1999, is hereby incorporated by reference.
10.27     Amendment No. 2 to Facility Agreement, dated January 25,
          2000, among The First National Bank of Chicago and the
          Registrant, filed as Exhibit 10.44 on Form 10-K, dated March
          8, 2000, is hereby incorporated by reference.
10.28     Irrevocable Standby Letter of Credit Application and Terms
          Agreement, dated February 1, 2000, between Federal Home Loan
          Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form 10-K, dated March 8, 2000, is
          hereby incorporated by reference.
10.29     Seventh Amendment to Credit Agreement dated as of December
          23, 1999 to the Credit Agreement dated as of October 23,
          1997 among AmerUs Life Holdings, Inc., Various Lender
          Institutions, the Co-Arrangers and The Chase Manhattan Bank,
          as Administrative Agent, filed as Exhibit 10.46 on Form
          10-K, dated March 8, 2000, is hereby incorporated by
          reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.30     Investment Advisory Agreements, dated as of February 18,
          2000, by and between Indianapolis Life Insurance Company,
          Bankers Life Insurance Company of New York, IL Annuity and
          Insurance Company, Western Security Life Insurance Company
          and AmerUs Capital Management Group, Inc. filed as Exhibits
          10.1, 10.3, 10.4 and 10.2, respectively, to AmerUs Life
          Holdings, Inc.'s report on Form 8-K/A on March 6, 2000, are hereby incorporated by reference.
10.31     Advance, Pledge and Security Agreement, dated April 12,
          2000, by and between the Federal Home Loan Bank of Topeka
          and American Investors Life Insurance Company, Inc., filed as Exhibit 10.48 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.32     Institutional Custody Agreement, dated April 12, 2000, by
          and between the Federal Home Loan Bank of Topeka and
          American Investors Life Insurance Company, Inc., filed as
          Exhibit 10.49 on Form 10-Q, dated May 15, 2000, is hereby
          incorporated by reference.
10.33     Line of Credit Application, dated April 12, 2000, by and
          between the Federal Home Loan Bank of Topeka and American
          Investors Life Insurance Company, Inc., filed as Exhibit
          10.50 on Form 10-Q, dated May 15, 2000, is hereby
          incorporated by reference.
10.34     Stock Purchase Agreement, dated February 1, 2000, by and
          among AmVestors Financial Corporation, Creative Marketing
          International Corporation and the Stockholders of Creative
          Marketing International Corporation, filed as Exhibit 10.51 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.35     Stock Purchase Agreement, dated February 23, 2000, by and
          among American Investors Sales Group, Inc., Community Bank
          Marketing, Inc. and Community Financial Services, Inc.,
          filed as Exhibit 10.52 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.36     Agreement for Advances, Pledge and Security Agreement, dated
          March 12, 1992, by and between Central Life Assurance
          Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.37     Agreement for Advances, Pledge and Security Agreement, dated
          September 1, 1995, by and between American Vanguard Life
          Insurance Company and the Federal Home Loan Bank of Des
          Moines, filed as Exhibit 10.54 on Form 10-Q, dated May 15,
          2000, is hereby incorporated by reference.
10.38     Agreement and Plan of Merger, dated September 30, 1998, by and among AmVestors Financial Corporation, Senior Benefit
          Services of Kansas, Inc., Senior Benefit Services Insurance
          Agency, Inc., National Senior Benefit Services, Inc. and
          Richard McCarter, filed as Exhibit 10.55 on Form 10-Q, dated
          May 15, 2000, is hereby incorporated by reference.
10.39     Eighth Amendment to Credit Agreement dated as of June 23,
          2000 to the Credit Agreement dated as of October 23, 1997
          among AmerUs Life Holdings, Inc., various Lender
          Institutions, the Co-Arrangers and The Chase Manhattan Bank,
          as Administrative Agent, filed as Exhibit 10.57 on Form
          10-Q, dated August 14, 2000, is hereby incorporated by
          reference.
10.40     Affirmation Agreement to Facility and Guaranty Agreement
          dated February 12, 1999 by American Mutual Holding Company, survivor of a merger with AmerUs Life Holdings, Inc. in
          favor of the Agent and the Lenders, dated September 20,
          2000, filed as Exhibit 10.58 on Form 10-Q, dated November
          14, 2000, is hereby incorporated by reference.
10.41     Amendment to Facility and Guaranty Agreement dated February
          12, 1999 among The First National Bank of Chicago and AmerUs
          Group Co., dated September 20, 2000, filed as Exhibit 10.59 on Form 10-Q, dated November 14, 2000, is hereby
          incorporated by reference.
10.42     Acknowledgement and Assumption Agreement to Credit Agreement
          dated October 23, 1997, among American Mutual Holding
          Company and The Chase Manhattan Bank, as Administrative
          Agent for Various Lender Institutions, dated September 20,
          2000, filed as Exhibit 10.60 on Form 10-Q, dated November
          14, 2000, is hereby incorporated by reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.43     AmerUs Group Co. 2000 Stock Incentive Plan, dated November
          15, 2000, filed as Exhibit 99.9 to the registration
          statement of AmerUs Group Co. on Form S-8, Registration
          Number 333-50030, is hereby incorporated by reference.
12*       Computation of Ratios of Earnings to Fixed Charges.
16.1*     Letter re Change in Certifying Accountant.
21.1*     List of Subsidiaries of the Registrant.
23.1*     Consent of KPMG LLP.
99.1      Retirement Agreement, dated March 14, 2000, by and between
          Victor N. Daley and AmerUs Life Holdings, Inc., filed as
          Exhibit 99.8 on Form 10-Q, dated May 15, 2000, is hereby
          incorporated by reference.
99.2      First Amendment to Employment Agreement, dated as of April
          15, 1999, to the Employment Agreement dated as of September
          19, 1997, among Mark V. Heitz, AmVestors Financial
          Corporation, American Investors Life Insurance Company,
          Inc., AmVestors Investment Group, Inc., American Investors
          Sales Group, Inc., and AmerUs Life Holdings, Inc., filed as
          Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.3      Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and AmerUs Life Holdings, Inc., filed as Exhibit 99.5 on Form 10-Q dated August 13, 1999, is
          hereby incorporated by reference.
99.4      Form of Supplemental Benefit Agreement, dated as of April
          15, 1999, among AmerUs Life Holdings, Inc. and Victor N.
          Daley, Michael G. Fraizer, Thomas C. Godlasky and Gary R.
          McPhail, filed as Exhibit 99.6 on Form 10-Q dated August 13,
          1999, is hereby incorporated by reference.
99.5      Amended and Restated Employment Agreement, dated as of April
          15, 1999, among Marcia S. Hanson and AmerUs Life Holdings,
          Inc., filed as Exhibit 99.7 on Form 10-Q dated August 13,
          1999, is hereby incorporated by reference.
99.6      Agreement and Release, dated as of December 31, 1999, by and between Marcia S. Hanson, AmerUs Life Holdings, Inc.,
          Registrant, American Mutual Holding Company, and all of
          their respective subsidiaries and affiliates, filed as
          Exhibit 99.6 on Form 10-K, dated March 8, 2000, is hereby
          incorporated by reference.
99.7      Form of Supplemental Benefit Agreement, dated as of February
          7, 2000, among AmerUs Life Holdings, Inc. and Victor N.
          Daley, Michael G. Fraizer, Thomas C. Godlasky and Gary R.
          McPhail, filed as Exhibit 99.7 on Form 10-K, dated March 8,
          2000 is hereby incorporated by reference.

---------------
* included herein

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERUS GROUP CO.

                                          /s/ ROGER K. BROOKS
                                          --------------------------------------
                                          Roger K. Brooks
                                          Chairman, President and Chief
                                          Executive Officer

Date: March 9, 2001

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of AmerUs Group Co., hereby severally and individually constitute and appoint Michael G. Fraizer, Brenda J. Cushing and James A. Smallenberger, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done on the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by or said attorneys and agents or each of them to any and all such amendments and instruments.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

           /s/ ROGER K. BROOKS                Chairman, President and Chief Executive Officer
------------------------------------------    (principal executive officer) and Director
             Roger K. Brooks

          /s/ MICHAEL G. FRAIZER              Executive Vice President and Chief Financial Officer
------------------------------------------    (principal financial officer)
            Michael G. Fraizer

          /s/ BRENDA J. CUSHING               Vice President and Controller
------------------------------------------    (principal accounting officer)
            Brenda J. Cushing

            /s/ JOHN R. ALBERS                Director
------------------------------------------
              John R. Albers

           /s/ WESLEY H. BOLDT                Director
------------------------------------------
             Wesley H. Boldt

           /s/ JOSEPH A. BORGEN               Director
------------------------------------------
             Joseph A. Borgen

           /s/ MALCOLM CANDLISH               Director
------------------------------------------
             Malcolm Candlish

          /s/ THOMAS F. GAFFNEY               Director
------------------------------------------
            Thomas F. Gaffney

         /s/ RALPH W. LASTER, JR.             Director
------------------------------------------
           Ralph W. Laster, Jr.

                                              Director
------------------------------------------
           John W. Norris, Jr.

            /s/ JACK C. PESTER                Director
------------------------------------------
              Jack C. Pester

                                              Director
------------------------------------------
               John A. Wing

          /s/ F. A. WITTERN, JR.              Director
------------------------------------------
            F. A. Wittern, Jr.

                                AMERUS GROUP CO.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-3 through F-4
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................    F-5
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 2000, 1999 and 1998..............    F-6
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............    F-7
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................    F-8 through F-10
Notes to Consolidated Financial Statements..................    F-11 through F-50

     Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  AmerUs Group Co.:

     We have audited the accompanying consolidated balance sheets of AmerUs Group Co. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerUs Group Co. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          [KPMG LLP]

Des Moines, Iowa
February 5, 2001

                                AMERUS GROUP CO.
                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
                           ASSETS
Investments:
  Securities available-for-sale at fair value (notes 2 and
     6):
     Fixed maturity securities..............................    $ 7,070,056    $ 6,680,755
     Equity securities......................................        152,903         45,268
     Short-term investments.................................         20,861            155
  Loans (note 3)............................................        534,857        608,917
  Real estate...............................................          3,226         45,757
  Policy loans..............................................        111,570        109,864
  Other investments.........................................        317,715        292,689
                                                                -----------    -----------
       Total investments....................................      8,211,188      7,783,405
Cash and cash equivalents...................................         62,460        291,788
Accrued investment income...................................         97,223         92,197
Premiums, fees and other receivables........................          2,590          9,798
Reinsurance receivables.....................................          6,529         17,535
Deferred policy acquisition costs (note 4)..................        389,187        529,663
Value of business acquired (note 5).........................        396,600        230,542
Goodwill....................................................        183,491        206,324
Property and equipment......................................         56,101         51,626
Deferred income taxes (note 7)..............................             --         76,457
Other assets................................................        449,410        357,509
Closed Block assets.........................................      1,584,357      1,412,622
Assets of discontinued operations...........................         32,386         38,241
                                                                -----------    -----------
     Total assets...........................................    $11,471,522    $11,097,707
                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy reserves and policyowner funds:
  Future life and annuity policy benefits...................    $ 7,827,841    $ 7,390,991
  Policyowner funds.........................................        320,170        282,026
                                                                -----------    -----------
                                                                  8,148,011      7,673,017
Accrued expenses and other liabilities......................        186,904        157,480
Dividends payable to policyowners...........................          3,870          2,248
Policy and contract claims..................................          6,395         12,221
Income taxes payable........................................          3,683         21,932
Deferred income taxes (note 7)..............................          5,904             --
Notes and contracts payable (note 6)........................        215,627        196,263
Closed Block liabilities....................................      1,854,652      1,756,064
Liabilities of discontinued operations......................         14,806         10,340
                                                                -----------    -----------
     Total liabilities......................................     10,439,852      9,829,565
Minority interest (note 14).................................             --        309,101
Company-obligated mandatorily redeemable preferred capital
  securities of subsidiary trusts holding solely junior
  subordinated debentures of the Company (note 6)...........        197,691        197,691
Stockholders' equity (note 11):
  Preferred Stock, no par value, 20,000,000 shares
     authorized, none issued................................             --             --
  Common Stock, no par value, 230,000,000 shares authorized:
     30,011,034 shares issued and outstanding in 2000.......         30,011             --
  Paid-in capital...........................................        809,894             --
  Accumulated other comprehensive (loss)....................        (11,164)       (78,628)
  Unearned compensation.....................................           (146)          (187)
  Unallocated ESOP shares (note 8)..........................           (683)          (797)
  Unassigned surplus (note 14)..............................             --        840,962
  Retained earnings.........................................          6,067             --
                                                                -----------    -----------
       Total stockholders' equity...........................        833,979        761,350
                                                                -----------    -----------
       Total liabilities and stockholders' equity...........    $11,471,522    $11,097,707
                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                       CONSOLIDATED STATEMENTS OF INCOME
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Revenues:
  Insurance premiums..............................    $    88,857    $    89,521    $    81,197
  Universal life and annuity product charges......         87,455         78,334         73,982
  Net investment income (note 2)..................        586,619        557,280        514,107
  Realized gains (losses) on investments (note
     2)...........................................         (8,620)        (2,095)           777
  Other income....................................         34,575         20,291         15,482
  Contribution from the Closed Block..............         24,503         25,166         31,478
                                                      -----------    -----------    -----------
                                                          813,389        768,497        717,023
                                                      -----------    -----------    -----------
Benefits and expenses:
  Policyowner benefits............................        451,223        446,086        431,757
  Underwriting, acquisition and other expenses....        122,052        116,367        102,098
  Reorganization costs (note 14)..................         11,265          7,062             --
  Amortization of deferred policy acquisition
     costs and value of business acquired (notes 4
     and 5).......................................         77,796         67,780         60,214
  Dividends to policyowners.......................          6,014          4,526          2,558
                                                      -----------    -----------    -----------
                                                          668,350        641,821        596,627
                                                      -----------    -----------    -----------
Income from continuing operations.................        145,039        126,676        120,396
Interest expense (note 6).........................         29,723         28,983         27,931
                                                      -----------    -----------    -----------
Income before income tax expense and minority
  interest........................................        115,316         97,693         92,465
Income tax expense (note 7).......................         42,516         33,654         29,100
Minority interest (note 14).......................         21,677         28,107         26,919
                                                      -----------    -----------    -----------
Net income from continuing operations.............         51,123         35,932         36,446
Discontinued operations (net of tax) (note 18):
  Income (loss) from discontinued operations......            717          2,504         (7,830)
  Gain on sale of discontinued operations.........             --             --         74,883
                                                      -----------    -----------    -----------
     Net income...................................    $    51,840    $    38,436    $   103,499
                                                      ===========    ===========    ===========
Net income from continuing operations per common
  share (note 15 and 20):
  Basic...........................................    $      2.44    $      2.07    $      2.10
                                                      ===========    ===========    ===========
  Diluted.........................................    $      2.43    $      2.06    $      2.07
                                                      ===========    ===========    ===========
Net income per common share:
  Basic...........................................    $      2.48    $      2.21    $      5.96
                                                      ===========    ===========    ===========
  Diluted.........................................    $      2.46    $      2.20    $      5.88
                                                      ===========    ===========    ===========
Weighted average common shares outstanding (note
  15 and 20):
  Basic...........................................     20,922,371     17,390,165     17,372,136
                                                      ===========    ===========    ===========
  Diluted.........................................     21,035,518     17,467,132     17,609,748
                                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999         1998
                                                            --------    ---------    --------
Net income................................................  $ 51,840    $  38,436    $103,499
Other comprehensive income (loss), before tax
  Unrealized gains (losses) on securities
     Unrealized holding gains (losses) arising during
       period.............................................   118,615     (262,547)    (36,716)
     Less: reclassification adjustment for gains (losses)
       included in net income.............................   (15,299)      (8,529)      6,477
     Minimum pension liability adjustment.................        --        1,478      (1,478)
                                                            --------    ---------    --------
  Other comprehensive income (loss), before tax...........   133,914     (252,540)    (44,671)
  Income tax (expense) benefit related to items of other
     comprehensive income (note 7)........................   (46,870)      88,389      15,635
                                                            --------    ---------    --------
                                                              87,044     (164,151)    (29,036)
  Amounts attributable to:
     Discontinued operations..............................        --           --       1,043
     Minority interest....................................   (19,580)      69,194      17,469
                                                            --------    ---------    --------
Other comprehensive income (loss), net of taxes...........    67,464      (94,957)    (10,524)
                                                            --------    ---------    --------
Comprehensive income (loss)...............................  $119,304    $ (56,521)   $ 92,975
                                                            ========    =========    ========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                ($ IN THOUSANDS)

                                                       ACCUMULATED
                                                          OTHER                      UNALLOCATED
                                 COMMON    PAID-IN    COMPREHENSIVE     UNEARNED        ESOP       UNASSIGNED   RETAINED
                                  STOCK    CAPITAL    INCOME (LOSS)   COMPENSATION     SHARES       SURPLUS     EARNINGS
                                 -------   --------   -------------   ------------   -----------   ----------   --------
Balance at December 31, 1997...  $   --    $     --     $ 26,853         $  --          $  --      $ 696,207    $     --
1998:
Net income.....................      --          --           --            --             --        103,499          --
Net unrealized (loss) on
  securities...................      --          --      (14,492)           --             --             --          --
Stock issued under various
  incentive plans, net of
  forfeitures..................      --          --           --          (137)            --            371          --
Retirement of company-obligated
  mandatorily redeemable
  preferred capital securities
  (note 6).....................      --          --           --            --             --          1,668          --
Minority interest ownership
  changes......................      --          --        3,968            --             --           (876)         --
                                 -------   --------     --------         -----          -----      ---------    --------
Balance at December 31, 1998...  $   --    $     --     $ 16,329         $(137)         $  --      $ 800,869    $     --
1999:
Net income.....................      --          --           --            --             --         38,436          --
Net unrealized (loss) on
  securities...................      --          --      (95,147)           --             --             --          --
Stock issued under various
  incentive plans, net of
  forfeitures..................      --          --           --           (48)            --            473          --
Retirement of company-obligated
  mandatorily redeemable
  preferred capital securities
  (note 6).....................      --          --           --            --             --            205          --
Adoption of leveraged ESOP
  (note 8).....................      --          --           --            --         (1,028)            --          --
Allocation of shares in
  leveraged ESOP (note 8)......      --          --           --            --            231             74          --
Minority interest ownership
  changes......................      --          --          190            (2)            --            905          --
                                 -------   --------     --------         -----          -----      ---------    --------
Balance at December 31, 1999...  $   --    $     --     $(78,628)        $(187)         $(797)     $ 840,962    $     --
2000:
Net income.....................      --          --           --            --             --         33,801      18,039
Net unrealized gain on
  securities...................      --          --       67,641            --             --             --          --
Stock issued under various
  incentive plans, net of
  forfeitures..................       6         169           --           105             --            273          --
Dividends declared on common
  stock........................      --          --           --            --             --             --     (11,972)
Allocation of shares in
  leveraged ESOP (note 8)......      --         600           --            --            695             --          --
Minority interest ownership
  changes......................      --          --         (177)           --             (2)            94          --
Acquisition of minority
  interest (note 14)...........  12,615     285,405           --            --             --             --          --
Demutualization of AmerUs Group
  (note 14)....................  17,390     518,535           --           (64)          (579)      (875,130)         --
Other..........................      --       5,185           --            --             --             --          --
                                 -------   --------     --------         -----          -----      ---------    --------
Balance at December 31, 2000...  $30,011   $809,894     $(11,164)        $(146)         $(683)     $      --    $  6,067
                                 =======   ========     ========         =====          =====      =========    ========


                                     TOTAL
                                 STOCKHOLDERS'
                                    EQUITY
                                 -------------
Balance at December 31, 1997...    $ 723,060
1998:
Net income.....................      103,499
Net unrealized (loss) on
  securities...................      (14,492)
Stock issued under various
  incentive plans, net of
  forfeitures..................          234
Retirement of company-obligated
  mandatorily redeemable
  preferred capital securities
  (note 6).....................        1,668
Minority interest ownership
  changes......................        3,092
                                   ---------
Balance at December 31, 1998...    $ 817,061
1999:
Net income.....................       38,436
Net unrealized (loss) on
  securities...................      (95,147)
Stock issued under various
  incentive plans, net of
  forfeitures..................          425
Retirement of company-obligated
  mandatorily redeemable
  preferred capital securities
  (note 6).....................          205
Adoption of leveraged ESOP
  (note 8).....................       (1,028)
Allocation of shares in
  leveraged ESOP (note 8)......          305
Minority interest ownership
  changes......................        1,093
                                   ---------
Balance at December 31, 1999...    $ 761,350
2000:
Net income.....................       51,840
Net unrealized gain on
  securities...................       67,641
Stock issued under various
  incentive plans, net of
  forfeitures..................          553
Dividends declared on common
  stock........................      (11,972)
Allocation of shares in
  leveraged ESOP (note 8)......        1,295
Minority interest ownership
  changes......................          (85)
Acquisition of minority
  interest (note 14)...........      298,020
Demutualization of AmerUs Group
  (note 14)....................     (339,848)
Other..........................        5,185
                                   ---------
Balance at December 31, 2000...    $ 833,979
                                   =========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income...........................................   $    51,840   $    38,436   $   103,499
Less: (Income) loss from discontinued operations.....          (717)       (2,504)        7,830
                                                        -----------   -----------   -----------
                                                             51,123        35,932       111,329
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Policyowner assessments on universal life and
     annuity products................................       (60,467)      (58,602)      (72,482)
  Interest credited to policyowner account
     balances........................................       319,826       315,086       317,783
  Gain on sale of discontinued operations............            --            --       (97,852)
  Realized investment (gains) losses.................         8,621         2,095          (777)
  Goodwill amortization..............................         8,259         7,403         7,531
  VOBA amortization..................................        39,776        32,604        32,932
  Minority interest..................................        21,677        28,107        26,919
  Change in:
     Accrued investment income.......................        (5,026)      (10,295)        3,093
     Reinsurance receivables.........................        11,006       (11,361)           29
     Deferred policy acquisition costs...............      (155,053)     (118,078)     (117,452)
     Liabilities for future policy benefits..........        61,859       329,948       104,303
     Policy and contract claims and other policyowner
       funds.........................................        (6,326)         (291)        8,885
     Income taxes:
       Current.......................................       (18,249)       18,926       (13,815)
       Deferred......................................        20,691        14,405        (2,055)
  Other, net.........................................        99,999        94,447        (9,119)
  Change in Closed Block assets and liabilities,
     net.............................................        43,117        59,548       105,911
                                                        -----------   -----------   -----------
Net cash provided by operating activities............       440,833       739,874       405,163
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed maturities available-for-sale......    (1,789,991)   (4,054,586)   (3,418,329)
Maturities, calls and principal reductions of fixed
  maturities available for sale......................     1,540,081     3,644,908     3,512,313
Purchase of equity securities........................      (141,532)     (214,060)     (323,670)
Proceeds from sale of equity securities..............        30,933       229,101       331,641
Change in short-term investments, net................       (22,353)       22,273        (9,833)
Purchase of loans....................................       (90,964)     (176,997)     (262,083)

                                AMERUS GROUP CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Proceeds from repayment and sale of loans............       202,270       208,232       144,307
Purchase of real estate and other invested assets....      (104,284)     (113,992)     (275,285)
Proceeds from sale of real estate and other invested
  assets.............................................       122,113        53,642       246,453
Proceeds from the sale of discontinued operations....            --            --       119,724
Change in policy loans, net..........................        (1,706)          922         7,079
Other assets, net....................................      (104,999)        2,698        29,910
Change in Closed Block investments, net..............       (38,577)      (54,373)      (93,364)
Purchase of minority interest........................          (969)       (8,181)     (110,622)
                                                        -----------   -----------   -----------
  Net cash (used in) investing activities............      (399,978)     (460,413)     (101,759)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits to policyowner account balances.............     1,463,076     1,023,252       855,181
Withdrawals from policyowner account balances........    (1,435,150)   (1,169,228)   (1,087,856)
Change in debt, net..................................        19,364        28,075      (119,892)
Dividends to shareholders............................       (13,240)       (5,171)       (6,494)
Issuance of company-obligated mandatorily redeemable
  capital securities.................................            --            --       144,963
Retirement of company-obligated mandatorily
  redeemable capital securities......................            --        (1,523)       (3,911)
Adoption and allocation of shares in leveraged
  ESOP...............................................         1,295        (1,250)           --
Cash paid for demutualization distribution...........      (306,168)           --            --
Other, net...........................................           640            --        (5,936)
                                                        -----------   -----------   -----------
     Net cash provided by (used in) financing
       activities....................................      (270,183)     (125,845)     (223,945)
                                                        -----------   -----------   -----------
     Net increase (decrease) in cash.................      (229,328)      153,616        79,459
Cash and cash equivalents at beginning of period.....       291,788       138,172        58,713
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of period...........   $    62,460   $   291,788   $   138,172
                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
Interest paid........................................   $    39,415   $    31,998   $    31,077
                                                        ===========   ===========   ===========
Income taxes paid....................................   $     4,043   $     6,137   $    21,492
                                                        ===========   ===========   ===========

                                AMERUS GROUP CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            ----------   ----------   --------
Supplemental disclosure of noncash investing and
  financing activities:
  Sale of subsidiaries for notes and accounts
     receivable..........................................   $       --   $       --   $125,527
                                                            ==========   ==========   ========
Details of acquisitions:
  Minority interest ownership in assets acquired.........   $4,750,145   $       --   $     --
  Minority interest ownership of liabilities assumed.....    4,499,238           --         --
                                                            ----------   ----------   --------
  Fair value of minority interest acquired...............      250,907           --         --
  Allocation of excess costs of acquiring the minority
     interest over the fair value of identifiable assets
     less liabilities....................................       47,113           --         --
                                                            ----------   ----------   --------
  Value of common stock issued to acquire minority
     interest............................................   $  298,020   $       --   $     --
                                                            ==========   ==========   ========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REORGANIZATION

     The Company was formerly known as American Mutual Holding Company (AMHC) and was a mutual insurance holding company whose principal asset was a 58% interest in AmerUs Life Holdings, Inc. (ALHI). Public stockholders owned the remaining 42% interest in ALHI (Minority Interest). ALHI was a holding company which directly or indirectly owned three principal life insurance subsidiaries:
AmerUs Life Insurance Company (AmerUs), American Investors Life Insurance Company, Inc. (American) and Delta Life and Annuity Company (Delta Life). On September 20, 2000, AMHC converted to stock form, changed its name to AmerUs Group Co. and acquired the Minority Interest of ALHI by issuing AmerUs Group Co. common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI merged into the Company simultaneously with the stock exchange.

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

CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with Generally Accepted Accounting Principles (GAAP) which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

     The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally, AmerUs, AmVestors Financial Corporation (AmVestors), Delta Life Corporation (Delta), AmerUs Capital Management Group, Inc. (ACM) and

                                AMERUS GROUP CO.

AmerUs Properties, Inc. (API). All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain balances for 1998 and 1999 have been reclassified to conform to the 2000 presentation format.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company includes cash and amounts due from other financial institutions and interest-bearing deposits in other financial institutions purchased with original maturities of three months or less in cash and cash equivalents. Amounts of interest-bearing deposits included as cash equivalents at December 31, 2000 and 1999 were $85.4 million and $317.5 million, respectively.

CLOSED BLOCK

     The Closed Block was established on June 30, 1996 in connection with the reorganization of AmerUs to a stock form. Insurance policies which had a dividend scale in effect as of June 30, 1996, were included in the Closed Block. The primary products included in the Closed Block are whole life, certain universal life policies and term life insurance policies. The Closed Block was designed to give reasonable assurance to owners of affected policies that assets will be available to support such policies, including maintaining dividend scales in effect at the time of the reorganization, if the experience underlying such scales continues. The assets, including revenue therefrom, allocated to the Closed Block will accrue solely to the benefit of the owners of policies included in the Closed Block until the Closed Block is no longer in effect. The Company will not be required to support the payment of dividends and interest credits on the Closed Block policies from its general funds, although it could choose to provide such support. The Company will continue to pay guaranteed benefits under all policies, including policies included in the Closed Block, in accordance with their terms. In the event that the Closed Block assets were insufficient to meet the benefits of the Closed Block guaranteed benefits, general assets would be utilized to meet the contractual benefits of the Closed Block policyholders.

     The estimated net cash flows assumed in determining the Closed Block funding consist of premiums from policies included in the Closed Block, investment income from Closed Block assets, proceeds from maturities and dispositions of Closed Block assets, less benefits paid on Closed Block policies, certain expenses funded in the Closed Block, and dividends on Closed Block policies based on current payable dividend scales. To the extent that the actual cash flows from the assets allocated to the Closed Block are, in the aggregate, more favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be greater than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued. Conversely, to the extent that the actual cash flows from the assets allocated to the Closed Block are, in the aggregate, less favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be less than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued.

     The financial information of the Closed Block, while prepared on a GAAP basis, reflects its contractual provisions and not its actual results of operations and financial position. Closed Block underwriting, acquisition and insurance expenses include premium taxes and guarantee fund assessments. All other underwriting, acquisition and insurance expenses related to the Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are,

                                AMERUS GROUP CO.

therefore, disproportionate to the business outside of the Closed Block. Unrealized gains and losses on investments are included outside of the Closed Block as a component of other comprehensive income and will be included in the Closed Block operations upon their realization. Unrealized gains and losses are not included in the determination of the policyholder obligation.

     Summarized financial information of the Closed Block as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 2000, 1999 and 1998, is as follows (in thousands):

                                                                       DECEMBER 31,
                                                          --------------------------------------
                                                             2000          1999          1998
                                                          ----------   ------------   ----------
ASSETS:
Securities available for sale at fair value
Fixed maturity securities (amortized cost
  2000 -- $1,182,324; 1999 -- $1,133,717;
  1998 -- $1,074,208)...................................  $1,191,592    $1,087,672    $1,116,540
  Short-term investments................................          --            --         8,875
Policy loans............................................     201,092       188,035       181,866
Other investments.......................................       2,934           602         3,027
Cash and cash equivalents...............................       3,025         5,910             4
Accrued investment income...............................      16,811        14,949        14,445
Premiums and fees receivable............................       7,062           957         3,385
Deferred policy acquisition costs.......................      48,126        97,141       117,479
Value of business acquired..............................      71,830            --            --
Other assets............................................      41,885        17,356         7,684
                                                          ----------    ----------    ----------
     Total Assets.......................................  $1,584,357    $1,412,622    $1,453,305
                                                          ==========    ==========    ==========
LIABILITIES:
Future life and annuity policy benefits.................  $1,654,784    $1,581,923    $1,517,162
Policyowner funds.......................................       5,081         8,905         6,350
Accrued expenses and other liabilities..................      34,689         7,582        21,801
Dividends payable to policyowners.......................     154,603       152,984       149,487
Policy and contract claims..............................       5,495         4,670         8,395
                                                          ----------    ----------    ----------
     Total Liabilities..................................  $1,854,652    $1,756,064    $1,703,195
                                                          ==========    ==========    ==========
REVENUES AND EXPENSES:
Insurance premiums......................................  $  185,350    $  189,444    $  198,178
Universal life and annuity product charges..............      12,485        12,463        13,695
Net investment income...................................     112,906       108,117       115,762
Realized gains (losses) on investments..................        (695)         (380)       10,324
Policyowner benefits....................................    (200,850)     (193,482)     (200,783)
Underwriting, acquisition and other expenses............      (1,415)       (4,408)       (5,042)
Amortization of deferred policy acquisition costs and
  value of business acquired............................     (14,954)      (20,337)      (26,286)
Dividends to policyowners...............................     (68,324)      (66,251)      (74,370)
                                                          ----------    ----------    ----------
Contribution from the Closed Block before income
  taxes.................................................  $   24,503    $   25,166    $   31,478
                                                          ==========    ==========    ==========

INVESTMENTS

     Investments in fixed maturity securities, equity securities and short-term investments that are to be held for indefinite periods of time are reported as securities available-for-sale. Securities available-for-sale are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting

                                AMERUS GROUP CO.

from changes in the fair value of these securities are reflected as a component of stockholders' equity, except for certain policies of Delta Life which have specific investments identified and for which valuation changes and related unrealized gains and losses are included in future life and annuity policy benefits. These unrealized gains or losses in stockholders' equity, excluding certain Delta Life unrealized gains or losses as described above, are reported net of taxes and adjustments to deferred policy acquisition costs and value of business acquired. Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For loan-backed and structured securities included in fixed maturity securities, income is recognized using a constant effective yield based on currently anticipated prepayments.

     Loans and other long-term investments are stated at cost less amortized discounts and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Investments in loans and real estate are considered impaired when the Company determines that collection of all amounts due under the contractual terms is doubtful or carrying values exceed the fair value of underlying collateral. The Company adjusts such assets to their estimated net realizable value at the point at which it determines an impairment is other than temporary. Interest income on impaired mortgage loans is recognized when cash is received. In addition, the Company has established a valuation allowance for loans, real estate, and other invested assets. Valuation allowances for other than temporary impairments in value are netted against the asset categories to which they apply, and additions to valuation allowances are included in total investment results.

     Real estate is stated at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives using primarily accelerated depreciation methods.

     The Company has one $250 million separate account funding agreement. Under this agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. The funding agreement is secured by assets in the Company's separate account and is further backed by the general account assets. The separate account assets are legally segregated and are not subject to claims that arise out of any other business of the Company. The separate account assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but the Company may terminate at any time.

     Investments in partnerships and joint ventures in which the Company's ownership percentage exceeds 3% are generally accounted for under the equity method whereby the Company initially records the investment at cost. Subsequently, the Company increases or decreases the carrying amount of the investment for its shares of income or loss, respectively, of the investee. Investments in partnerships and joint ventures in which the Company's ownership percentage is less than 3% are generally accounted for under the cost method whereby dividends received by the investee are recognized as income. The Company is primarily a limited partner in such investments. These investments are shown as other investments and totaled approximately $99.5 million and $104.8 million at December 31, 2000 and 1999.

     Realized gains and losses are included in earnings and are determined using the specific identification method. The carrying value of investments is reduced to its estimated realizable value if a decline in fair value is considered other than temporary with such reduction charged to earnings.

LOANS

     Loans are stated at the principal amounts outstanding, net of unearned income, deferred loan fees, discounts, and allowances for possible losses. Unearned income, net deferred loan fees, premiums, and discounts on loans which are probable of collection are amortized over the terms of the loans using a method that approximates the interest method. A loan is considered impaired if it is probable that contractual amounts due will not be collected. Impaired loans are valued at the fair value of the underlying collateral. Accrued interest receivable in arrears which management believes is doubtful of collection is charged against income.

                                AMERUS GROUP CO.

Subsequent interest income is not recognized on such loans until collected or until determined by management to be collectible.

INTEREST RATE SWAPS, CAPS, SWAPTIONS AND OPTIONS

     The Company uses interest rate swaps, caps, swaptions and options as part of its overall interest rate risk management strategy for certain life insurance and annuity products. The book values of the underlying hedged investments or anticipated investment transactions are amortized over the remaining lives of the hedged investments as adjustments to investment income. Certain agreements hedge assets which are carried at fair value; accordingly, such underlying hedged investments are also carried at fair value. Any unamortized gains or losses are recognized when the underlying investments are sold. These investments are included in other investments.

     Interest rate swap contracts are used to convert the interest rate characteristics (fixed or variable) of certain investments to match those of the related insurance liabilities that the investments are supporting. The net interest effect of such swap transactions is reported as an adjustment of interest income as incurred.

     Interest rate caps are used to limit the effects of changing interest rates on yields of variable rate or short-term assets or liabilities. The initial cost of any such agreement is amortized to investment income over the life of the agreement. Periodic payments that are receivable as a result of the agreements are accrued as an adjustment of investment income.

     Swaption agreements are used in conjunction with interest rate caps to protect against rising rates. Swaption agreements involve the right to enter into a swap transaction at a pre-specified price. The initial cost of a swaption agreement is amortized to investment income over the life of the agreement.

     The Company has equity-indexed annuity products that guarantee the return of principal to the customer and credits interest based on a percentage of the gain in the S&P 500 Index(R). A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 Index(R). The amounts to be paid or received pursuant to these agreements are accrued and recognized in income over the life of the agreements. The initial cost of an option agreement is amortized to income over the life of the agreement.

POLICY ACQUISITION COSTS

     Certain commissions, policy issue and underwriting costs, and other variable costs incurred to acquire or renew traditional life insurance, universal life insurance, and annuity products have been deferred. The method of amortizing deferred policy acquisition costs for traditional life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company's statutory surplus. Deferred policy acquisition costs for participating traditional life insurance are generally amortized over the life of the policies in proportion to the present value of estimated gross margins. Non-participating traditional life insurance deferred policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance and annuity products, deferred policy acquisition costs are generally amortized in proportion to the present value of estimated gross margins from surrender charges and investment, mortality, and expense margins. The amortization for participating traditional life, universal life, and annuity products is adjusted retrospectively when current or estimated future gross margins on the underlying policies vary from previous estimates. The

                                AMERUS GROUP CO.

deferred policy acquisition cost asset is adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities.

VALUE OF BUSINESS ACQUIRED

     Value of Business Acquired (VOBA) from insurance companies acquired represents the portion of the purchase price allocated to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. This cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.

     The expected future cash flows used in determining such value are based on actuarially determined projections of future premium receipts, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets retained to support the policy liabilities and other factors. These projections take into account all factors known or expected at the valuation date, based on the judgment of management. The actual experience on purchased business may vary from projections due to differences in renewal premium, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

     The discount rate used to determine the value of policies purchased is the rate of return required in order to invest in the business being acquired. Factors in determining this rate include the cost of capital required to fund the acquisition; the acquired company's compatibility with other Company activities that may impact future cash flows; the complexity of the acquired company; and recent discount rates used by others to determine valuations to acquire similar blocks of business.

     VOBA is amortized based on the incidence of the expected cash flows using the interest rate credited to the underlying policies. If cash flows differ from expectations, the amortization of the VOBA is adjusted. The VOBA asset is adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities. Each year, the recoverability of the VOBA is evaluated and if the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover the VOBA, the difference is charged to expense as an additional write-off of the VOBA.

GOODWILL

     Goodwill represents the excess of the amount paid to acquire a company over the fair value of its net assets. Goodwill is amortized on a straight-line basis over a thirty year period. The value of goodwill is monitored based on the estimates of future earnings. If it is determined that future earnings do not support the recoverability of goodwill, its carrying value is reduced by a corresponding charge to expense.

RECOGNITION OF REVENUES

     Premiums for traditional life insurance products (including those products with fixed and guaranteed premiums and benefits and which consist principally of whole life insurance policies and certain annuities with life contingencies) are recognized as revenues when due. For limited payment life insurance policies, premiums are recorded as income when due with any excess profit deferred and recognized over the expected lives of the contracts. Amounts received as payments for universal life insurance policies and for annuity products (including deferred annuities and annuities without life contingencies) are not recorded as premium revenue. Revenues for such contracts consist of policy charges for the cost of insurance, policy administration charges, and surrender charges assessed against policyowner account balances during the period. All insurance-related revenue is reported net of reinsurance ceded.

     Gains resulting from the sale of real estate inventory are recognized when the Company receives a sufficient downpayment and the buyer is required to maintain a continuing investment in the property. When

                                AMERUS GROUP CO.

these conditions are not satisfied, the gain on the sale of real estate is deferred and recognized over the life of the related receivable. Revenues resulting from rental of property are recorded as income on the accrual basis.

FUTURE POLICY BENEFITS

     The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.00 percent to 7.50 percent. The weighted average assumed interest rate for all traditional life policy reserves was 4.35 percent in 2000, 4.33 percent in 1999 and 4.30 percent in 1998. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

     Future policy benefit reserves for universal life insurance and annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rates for universal life products were 5.62 percent in 2000, 5.67 percent in 1999 and 6.08 percent in 1998. The range of interest crediting rates for annuity products, excluding bonus interest payouts, was 4.00 to 7.16 percent in 2000, 1999 and 1998.

PARTICIPATING POLICIES

     Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Nearly 100 percent of traditional life policies are currently paying dividends and traditional life policies represent approximately 65 percent of the Company's individual life policies in force (based on face amounts).

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and is depreciated principally under the straight-line method.

STOCK-BASED COMPENSATION

     The Company accounts for stock based compensation in accordance with APB Opinion 25 in its consolidated financial statements and has disclosed proforma net income and earnings per share information as required by Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation."

GUARANTY FUND ASSESSMENTS

     The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 2000, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies net of estimated recoveries of premium tax offsets.

BENEFIT PLAN COSTS

     The Company accounts for its pension benefits and other post retirement benefits other than pensions, including medical and life insurance, using the full accrual method.

                                AMERUS GROUP CO.

INCOME TAXES

     The Company and its non-life insurance subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns. The separate return method is used to compute the Company's provision for federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants and is calculated using the treasury stock method.

TREASURY STOCK

     The Company accounts for its treasury stock using the par value method. Shares purchased for treasury are not retired and are reissued as needed.

EMERGING ACCOUNTING MATTERS

SFAS 133, 137 AND 138

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the consolidated balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the consolidated statement of operations. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of Statement 133 implementation issues, including expanding normal purchase and normal sale exceptions, redefining specific risks that can be identified as hedged risks and defining certain other provisions related to foreign-currency and intercompany derivatives. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000. The Company has determined that the transition adjustments resulting from the adoption of this statement will be approximately a $7 million reduction in net income and a $3 million increase in accumulated other comprehensive income.

SFAS 140

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 with the same title. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15,

                                AMERUS GROUP CO.

2000. The Company has evaluated SFAS No. 140 and determined there to be no material impact on the Consolidated Financial Statements.

SOP 00-3

     In December 2000, the Accounting Standards Executive Committee issued Statement of Position 00-3 (SOP 00-3) "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Holding Companies and for Certain Long-Duration Participating Contracts," which has been cleared by the FASB. SOP 00-3 provides guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies. It specifies the financial statement presentation of a closed block, the accounting for participating contracts, the accounting for expenses related to a demutualization and formation of a mutual insurance holding company, the accounting for retained earnings and other comprehensive income at the date of demutualization and the formation of a mutual insurance holding company, and the accounting for a distribution from a mutual insurance holding company to its members. SOP 00-3 is effective no later than the end of the fiscal year that begins after December 15, 2000. The Company has evaluated SOP 00-3 and has adopted the guidance on accounting for demutualization expenses as of December 31, 2000. The remainder of the provisions of the SOP will require the Company to modify its presentation of the Closed Block in its Consolidated Financial Statements to no longer show the operations of the Closed Block and the assets and liabilities of the Closed Block as single line items. In addition, the SOP will require the Company to report unrealized gains and losses on Closed Block investments as a component of the Closed Block policyholder dividend obligation rather than accumulated other comprehensive income. At December 31, 2000, this change would have resulted in a $6.0 million reduction in accumulated other comprehensive income.

STATUTORY ACCOUNTING CODIFICATION

     The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective January 1, 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The states of Iowa and Kansas have adopted the NAIC's codification without exception. The Company has determined the impact of adopting the NAIC codification on its statutory financial statements will be an increase to statutory surplus of approximately $25 million.

BUSINESS RISKS

     The Company operates in a business environment which is subject to various risks and uncertainties. Such risks and uncertainties include interest rate risk, legal and regulatory changes and default risk.

     Interest rate risk is the potential for interest rates to change, which can cause fluctuations in the value of investments. To the extent that fluctuations in interest rates cause the duration of assets and liabilities to differ, the Company may have to sell assets prior to their maturity and realize losses. Interest rate exposure for the investment portfolio is managed through asset/liability management techniques which attempt to match the duration of the assets with the estimated duration of the liabilities. The Company also utilizes derivative investment contracts to manage interest rate risk.

     The potential also exists for changes in the legal or regulatory environment in which the Company operates, which can create additional costs and expenses not anticipated by the Company in pricing its products. In other words, regulatory initiatives or new legal theories may create costs for the Company beyond those recorded in the financial statements. The Company mitigates this risk by operating in a geographically diverse area, which reduces its exposure to any single jurisdiction, closely monitoring the regulatory

                                AMERUS GROUP CO.

environment to anticipate changes and by using underwriting practices which identify and minimize the potential adverse impact of this risk.

     Default risk is the risk that issuers of securities owned by the Company may default or that other parties, including reinsurers, may not be able to pay amounts due the Company. The Company attempts to minimize this risk by adhering to a conservative investment strategy, holding a well diversified portfolio of assets to minimize concentrations, maintaining sound reinsurance and credit and collection policies and providing allowances or reserves for any amounts deemed uncollectible.

(2) INVESTMENTS

     The Company's investments at December 31, 2000 and 1999 classified as available-for-sale securities are summarized as follows:

                                                                        2000
                                                  -------------------------------------------------
                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                  ($ IN THOUSANDS)
Fixed maturity securities available-for-sale:
  Corporate bonds..............................   $4,384,979    $ 72,069     $ 97,724    $4,359,324
  U.S. government bonds........................      464,984      12,448          632       476,800
  State and political subdivisions.............       46,494         770            1        47,263
  Foreign government bonds.....................      152,472       2,492        3,931       151,033
  Asset-backed bonds...........................      539,258       4,609       21,145       522,722
  Mortgage-backed bonds........................    1,307,936      15,351        6,250     1,317,037
  Redeemable preferred stock...................      205,794         905       10,822       195,877
                                                  ----------    --------     --------    ----------
     Total fixed maturities
       available-for-sale......................   $7,101,917    $108,644     $140,505    $7,070,056
                                                  ==========    ========     ========    ==========
Equity securities available-for-sale...........   $  152,835    $    816     $    748    $  152,903
                                                  ==========    ========     ========    ==========
Short-term investments available-for-sale......   $   22,508    $     20     $  1,667    $   20,861
                                                  ==========    ========     ========    ==========

                                                                        1999
                                                  -------------------------------------------------
                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                  ($ IN THOUSANDS)
Fixed maturity securities available-for-sale:
  Corporate bonds..............................   $3,903,988    $ 18,332     $212,372    $3,709,948
  U.S. government bonds........................      360,808          44       11,679       349,173
  State and political subdivisions.............       47,208          --        1,761        45,447
  Foreign government bonds.....................      157,460       6,078        4,175       159,363
  Asset-backed bonds...........................      660,399          32       47,899       612,532
  Mortgage-backed bonds........................    1,608,846       3,382       58,780     1,553,448
  Redeemable preferred stock...................      267,795       5,144       22,095       250,844
                                                  ----------    --------     --------    ----------
     Total fixed maturities
       available-for-sale......................   $7,006,504    $ 33,012     $358,761    $6,680,755
                                                  ==========    ========     ========    ==========
Equity securities available-for-sale...........   $   44,371    $  1,735     $    838    $   45,268
                                                  ==========    ========     ========    ==========
Short-term investments available-for-sale......   $      155    $     --     $     --    $      155
                                                  ==========    ========     ========    ==========

                                AMERUS GROUP CO.

     The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2000, are summarized by stated maturity as follows:

                                                                AMORTIZED        FAIR
                                                                   COST         VALUE
                                                                ----------    ----------
                                                                    ($ IN THOUSANDS)
Fixed maturities available-for-sale:
  Due in 2001...............................................    $  154,509    $  154,577
  Due in 2002 -- 2006.......................................     2,566,456     2,570,175
  Due in 2007 -- 2011.......................................     1,642,418     1,613,369
  Due after 2011............................................     1,430,598     1,414,898
  Mortgage-backed securities................................     1,307,936     1,317,037
                                                                ----------    ----------
                                                                $7,101,917    $7,070,056
                                                                ==========    ==========

     The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The ratings of the Company's fixed maturity securities at December 31, 2000 are summarized as follows:

                                                                ($ IN THOUSANDS)
                                                                ----------------
Treasuries and AAA..........................................       $2,515,149
AA..........................................................          545,663
A...........................................................        1,829,189
BBB.........................................................        1,656,277
BB..........................................................          379,235
Less than BB................................................          144,543
                                                                   ----------
                                                                   $7,070,056
                                                                   ==========

     Ratings are those assigned primarily by Standard & Poor's when available, with remaining ratings as assigned by Moody's and converted to a generally comparable Standard & Poor's rating. Bonds not rated by either organization are included based on the rating prescribed by the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC). NAIC Class 1 is considered equivalent to an A or higher rating; Class 2, BBB; Class 3, BB; and Classes 4-6, less than BB.

     Major categories of investment income are summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
                                                                      ($ IN THOUSANDS)
Fixed maturity securities...................................   $515,598   $490,123   $456,174
Equity securities...........................................      7,795      2,379      3,994
Loans.......................................................     43,527     56,002     47,528
Real estate.................................................         36      1,528      4,695
Policy loans................................................      6,082      6,580      6,632
Other.......................................................     24,568      9,981      4,467
                                                               --------   --------   --------
Gross investment income.....................................    597,606    566,593    523,490
Investment expenses.........................................     10,987      9,313      9,383
                                                               --------   --------   --------
Net investment income.......................................   $586,619   $557,280   $514,107
                                                               ========   ========   ========

                                AMERUS GROUP CO.

     Realized gains and losses on investments and provisions for loan losses are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                           2000            1999            1998
                                                         --------    ----------------    --------
                                                                     ($ IN THOUSANDS)
Securities available-for-sale
  Fixed maturity securities
     Gross realized gains..............................  $ 33,078        $ 57,194        $ 45,897
     Gross realized losses.............................   (51,301)        (44,944)        (32,003)
  Equity securities
     Gross realized gains..............................         1           3,841           7,800
     Gross realized losses.............................    (1,492)        (18,296)         (7,771)
Other investments......................................     8,869          (4,287)         (2,772)
Provision for loan losses..............................     2,225           4,397         (10,374)
                                                         --------        --------        --------
                                                         $ (8,620)       $ (2,095)       $    777
                                                         ========        ========        ========

     The unrealized appreciation (depreciation) on invested assets available-for-sale is reported as a separate component of stockholders' equity, reduced by adjustments to deferred acquisition costs, VOBA, and a provision for deferred income taxes.

     A summary of the components of the net unrealized appreciation (depreciation) on invested assets carried at fair value is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   --------
                                                                     ($ IN THOUSANDS)
Unrealized appreciation (depreciation)
  Fixed maturity securities................................   $(42,681)  $(283,908)  $105,186
  Equity securities........................................         68         897    (15,261)
  Other investments........................................     (5,741)        172        674
  Closed Block investments.................................      9,268     (46,045)    42,332
Deferred policy acquisition costs and VOBA.................     21,904     119,961    (82,286)
Deferred income taxes......................................      6,018      72,959    (22,464)
Minority interest..........................................         --      57,336    (11,852)
                                                              --------   ---------   --------
                                                              $(11,164)  $ (78,628)  $ 16,329
                                                              ========   =========   ========

     The change in unrealized appreciation (depreciation) on fixed maturity securities was an increase of $237 million, a decrease of $389 million and a decrease of $15 million for the years ended December 31, 2000, 1999 and 1998, respectively; the corresponding amounts for equity securities were a $0.8 million decrease, $16 million increase and a $16 million decrease, respectively.

     At December 31, 2000, investments in fixed maturity securities with a carrying amount of $26.0 million were on deposit with state insurance departments to satisfy regulatory requirements.

     No investment in any person or its affiliates exceeded 10 percent of stockholders' equity at December 31, 2000.

                                AMERUS GROUP CO.

(3) LOANS

     Loans consisted of the following:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
                                                                      ($ IN THOUSANDS)
Single-family real estate...................................   $ 31,762   $169,525   $187,080
Multi-family real estate....................................     40,366      4,980     26,855
Commercial real estate......................................    478,221    452,149    398,394
Real estate contracts.......................................         --         --      6,215
Commercial..................................................        179        309     41,487
                                                               --------   --------   --------
                                                                550,528    626,963    660,031
Allowance for credit losses.................................    (15,671)   (18,046)   (22,299)
                                                               --------   --------   --------
                                                               $534,857   $608,917   $637,732
                                                               ========   ========   ========

     The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. The states with the highest concentration of mortgage loans were Texas, Florida and Iowa with principal balances of $98.9 million, $81.9 million and $47.4 million, respectively.

     At December 31, 2000 and 1999, the Company's investment in loans included $0.9 million and $4.2 million, respectively, in loans that are considered to be impaired, for which the related allowance for credit losses are $0.9 million and $1.8 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 2000, and 1999 was $0.9 million and $11.0 million, respectively. For the years ended December 31, 2000, 1999, and 1998 the Company recorded $0.2 million, $2.1 million and $0.3 million, respectively, in interest income on those impaired loans.

     The amounts the Company will ultimately realize from these loans could differ materially from their carrying values because of future developments affecting the underlying collateral or the borrower's ability to repay the loans and leases. As of December 31, 2000, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured.

     No mortgage loan on any one individual property exceeded $8 million at December 31, 2000.

     Provisions for losses are summarized as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                                2000      1999      1998
                                                               -------   -------   -------
                                                                    ($ IN THOUSANDS)
Balance at beginning of year................................   $18,046   $22,299   $15,284
  Charge offs, net of recoveries............................      (150)      144    (2,259)
  Write down on mortgages sold/transferred to real estate...        --        --    (1,100)
  Provision for losses......................................    (2,225)   (4,397)   10,374
                                                               -------   -------   -------
Balance at end of year......................................   $15,671   $18,046   $22,299
                                                               =======   =======   =======

     Write downs on loans sold or transferred to real estate fluctuate between periods in relation to foreclosure activity and the related underlying collateral values.

                                AMERUS GROUP CO.

(4) DEFERRED POLICY ACQUISITION COSTS

     A summary of the policy acquisition costs deferred and amortized are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
                                                                      ($ IN THOUSANDS)
Balance at beginning of year................................   $437,852   $319,774   $202,322
Policy acquisition costs deferred...........................    193,073    153,254    144,734
Policy acquisition costs amortized..........................    (38,020)   (35,176)   (27,282)
Acquisition of Minority Interest adjustment.................   (236,887)        --         --
                                                               --------   --------   --------
                                                                356,018    437,852    319,774
Unrealized (gain) loss on available-for-sale securities.....     33,169     91,811    (73,744)
                                                               --------   --------   --------
Balance at end of year......................................   $389,187   $529,663   $246,030
                                                               ========   ========   ========

     The components of the deferred policy acquisition costs are as follows:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
                                                                      ($ IN THOUSANDS)
Universal life insurance....................................   $ 76,985   $123,425   $116,734
Annuity products............................................    200,729    207,396    127,116
Participating traditional life insurance....................     61,967     84,265     58,402
Non-participating traditional life insurance................     16,337     22,766     17,522
                                                               --------   --------   --------
                                                                356,018    437,852    319,774
Unrealized (gain) loss on available-for-sale securities.....     33,169     91,811    (73,744)
                                                               --------   --------   --------
                                                               $389,187   $529,663   $246,030
                                                               ========   ========   ========

     Commissions represent approximately 77 percent of deferred policy acquisition costs.

(5) VALUE OF BUSINESS ACQUIRED

     A summary of VOBA established and amortized is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
                                                                      ($ IN THOUSANDS)
Balance at beginning of the year............................   $202,392   $233,082   $266,014
Value of business acquired during the year..................      1,308      1,914         --
Amortization of VOBA asset..................................    (39,776)   (32,604)   (32,932)
Acquisition of Minority Interest adjustment.................    243,941         --         --
                                                               --------   --------   --------
                                                                407,865    202,392    233,082
Unrealized (gain) loss on available-for-sale securities.....    (11,265)    28,150     (8,542)
                                                               --------   --------   --------
Balance at end of year......................................   $396,600   $230,542   $224,540
                                                               ========   ========   ========

     Amortization is recognized in proportion to expected future gross profits over a 20 year period and is based on the average interest crediting rates which range from 4.05% to 7.61% for 2000 and over the next five years. Interest accrued on the unamortized VOBA amounted to $15.4 million and $13.0 million in 2000 and

                                AMERUS GROUP CO.

1999, respectively, which is netted with the VOBA amortization expense. The estimated amortization for the next five years is as follows:

2001.................................................   $62,333
2002.................................................    58,637
2003.................................................    50,855
2004.................................................    43,138
2005.................................................    35,641

(6) NOTES, CONTRACTS PAYABLE AND CAPITAL SECURITIES

     Notes and contracts payable are as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
Federal Home Loan Bank community investment long-term
  advances with a weighted average interest rate of 6.28%
  and 6.29% at December 31, 2000 and 1999, respectively,
  maturing at various dates through January, 2014 (A).......    $ 15,627    $ 16,088
Senior notes bearing interest at 6.95% due June, 2005.......     125,000     125,000
Notes payable to banks and insurance companies with interest rates ranging from 6.50% to 6.89% and collateralized by
  rental real estate with a depreciated cost of $24.3
  million at December 31, 1999..............................          --      23,175
Revolving credit agreement (B)..............................      75,000      32,000
                                                                --------    --------
                                                                $215,627    $196,263
                                                                ========    ========

---------------

(A) The Company has multiple credit arrangements with the Federal Home Loan Bank
    (FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at December 31, 2000. The carrying value of the securities pledged to the FHLB under all agreements was $17.2 million at December 31, 2000.

(B) The revolving credit agreement provides for a maximum borrowing of $150 million with the balance maturing in October, 2002. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

                                AMERUS GROUP CO.

     Capital securities consist of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
AmerUs Capital I 8.85% Capital
  Securities Series A due February 1, 2007 (A)..............    $ 68,900    $ 68,900
AmerUs Capital II 7.00% Adjustable
  Conversion-rate Equity Security Units are due July 27,
  2003 (B)..................................................     128,791     128,791
                                                                --------    --------
                                                                $197,691    $197,691
                                                                ========    ========

---------------

(A) The Capital Securities were issued through a wholly-owned subsidiary trust, AmerUs Capital I. The sole asset of the trust is the junior subordinated debentures of the Company in the principal amount of $88.66 million with interest at 8.85% maturing February 1, 2027. The Company has fully and unconditionally guaranteed the obligation of the trust under the Capital Securities and is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007.

(B) The Adjustable Conversion-rate Equity Security Units were issued through a wholly-owned subsidiary trust, AmerUs Capital II. Each unit consists of a forward common stock purchase contract for a share at a price of $31.5625 per share on July 27, 2001, and a quarterly income preferred security bearing interest at 6.86% and due July 27, 2003. The Company repurchased 451,000 units on December 31, 1998 at an average unit price of $22.89. On September 10, 1999, the Company repurchased 61,400 units at an average unit price of $24.80. These transactions resulted in gains of $1.7 million and $0.2 million, respectively, which have been reflected as additions to paid-in capital as the gains are primarily attributable to the change in value of the forward common stock purchase contract. The Company is obligated to mandatorily redeem the capital securities on July 27, 2003. At December 31, 2000, 4,080,500 units were outstanding.

     Maturities of debt and capital securities are as follows for each of the five years ending December 31:

                                                              ($ IN THOUSANDS)
                                                              ----------------
Year ending December 31,
     2001...................................................      $    491
     2002...................................................        75,524
     2003...................................................       129,349
     2004...................................................           596
     2005...................................................       125,635
  Thereafter................................................        81,723
                                                                  --------
                                                                  $413,318
                                                                  ========

     Interest expense on the debt and capital securities totaled $29.7 million, $29.0 million and $27.9 million in the years ended December 31, 2000, 1999 and 1998, respectively.

                                AMERUS GROUP CO.

(7) INCOME TAXES

     Comprehensive federal income tax expense is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                2000        1999       1998
                                                               -------    --------    -------
                                                                      ($ IN THOUSANDS)
Income tax expense (benefit)
  Continued operations.....................................    $42,516    $ 33,654    $29,100
  Discontinued operations..................................        500       1,766     17,419
  Other comprehensive income...............................     46,870     (88,389)   (15,635)
                                                               -------    --------    -------
                                                               $89,886    $(52,969)   $30,884
                                                               =======    ========    =======

     The effective income tax rate on pre-tax income varies from the prevailing corporate federal income tax rate and is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                ------    ------    ------
Corporate federal income tax rate...........................    35.00%    35.00%    35.00%
Acquisitions costs and reorganization expenses..............      3.91      2.59        --
Net benefit of tax credits..................................     (2.14)    (6.38)    (7.18)
Goodwill amortization.......................................      2.51      2.72      3.27
Dividend received deduction.................................     (2.57)    (0.13)    (0.28)
Other items, net............................................      0.16      0.65      0.66
                                                                ------    ------    ------
Effective tax rate..........................................    36.87%    34.45%    31.47%
                                                                ======    ======    ======

     The Company's federal income tax expense (benefit) is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    -------
                                                                      ($ IN THOUSANDS)
Current.....................................................    $21,825    $19,249    $31,155
Deferred....................................................     20,691     14,405     (2,055)
                                                                -------    -------    -------
Total income tax expense....................................    $42,516    $33,654    $29,100
                                                                =======    =======    =======

                                AMERUS GROUP CO.

     The significant components of net deferred income tax assets (liabilities) are summarized as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2000         1999
                                                                ---------    ---------
                                                                   ($ IN THOUSANDS)
Deferred income tax assets:
  Policy reserves and policyholder funds....................    $ 223,676    $ 179,012
  Policy acquisition costs capitalized for tax..............       54,729       49,188
  Net unrealized depreciation on available-for-sale
     securities.............................................       13,684      114,945
  Deferred compensation.....................................        9,846        9,955
  Credit carryover..........................................        7,067       14,412
  Other invested assets.....................................        7,270        1,897
  Unearned income...........................................        8,752           --
  Other.....................................................        5,297       21,042
                                                                ---------    ---------
     Total gross deferred income tax asset..................      330,321      390,451
                                                                ---------    ---------
Deferred income tax liabilities:
  Deferred policy acquisition costs.........................     (141,444)    (182,489)
  Deferred policy acquisition costs and VOBA related to
     unrealized
     depreciation...........................................       (7,666)     (41,986)
  Value of business acquired................................     (167,782)     (70,837)
  Other.....................................................      (19,333)     (18,682)
                                                                ---------    ---------
     Total gross deferred income tax liability..............     (336,225)    (313,994)
                                                                ---------    ---------
     Net deferred income tax asset (liability)..............    $  (5,904)   $  76,457
                                                                =========    =========

     The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets, and, therefore, no such valuation allowance has been established.

     Federal income tax returns for the Company for years through 1992 are closed to further assessment of taxes. The Internal Revenue Service is examining federal income tax returns of the Company for 1993 through 1998. Management believes adequate provisions have been made for any additional taxes which may become due with respect to open years.

(8) EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

     The Company has defined benefit pension plans which covered substantially all of the Company's employees. The plans provided for benefits based upon years of service and the employee's compensation. The Company froze the defined benefit pension plans effective December 31, 1995. Effective January 1, 1996, the defined benefit pension plans were replaced by a defined contribution savings and retirement plan which also replaced the Company's defined contribution pension plans.

                                AMERUS GROUP CO.

                                                                  DECEMBER 31,
                                                               -------------------
                                                                 2000       1999
                                                               --------   --------
                                                                ($ IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $ 32,038   $ 42,202
  Interest cost.............................................      2,455      2,690
  Amendments................................................         --      1,141
  Actuarial (gain) loss.....................................      1,640     (3,987)
  Settlements...............................................         --        632
  Actual benefits paid......................................     (2,746)   (10,640)
                                                               --------   --------
     Benefit obligation at end of year......................   $ 33,387   $ 32,038
                                                               ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of year............   $ 36,450   $ 43,591
  Actual return on plan assets..............................      4,151     (2,399)
  Company contribution......................................        149      5,898
  Benefits paid and transfers...............................     (2,746)   (10,640)
                                                               --------   --------
     Fair value of plan assets at end of year...............   $ 38,004   $ 36,450
                                                               ========   ========
Reconciliation of funded status
  Accumulated benefit obligation............................   $(33,387)  $(32,038)
  Projected benefit obligation..............................    (33,387)   (32,038)
  Market value of plan assets...............................     38,004     36,450
                                                               --------   --------
  Funded status.............................................      4,617      4,412
  Unrecognized transition obligation........................         (7)       (16)
  Unrecognized prior service cost...........................        293        421
  Unrecognized net loss.....................................        904      1,122
                                                               --------   --------
  Prepaid benefit cost......................................   $  5,807   $  5,939
                                                               ========   ========
Amounts recognized in the consolidated balance sheet consist of:
  Liabilities
     Accrued pension cost...................................   $ (3,283)  $ (3,374)
  Assets
     Prepaid pension cost...................................      9,090      9,313
                                                               --------   --------
       Net prepaid pension cost.............................   $  5,807   $  5,939
                                                               ========   ========
Weighted-average assumptions as of end of year
  Discounted rate...........................................      7.50%      8.00%
  Expected return on plan assets............................      8.00%      8.00%
  Rate of compensation increase.............................        N/A        N/A

                                AMERUS GROUP CO.

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
                                                                      ($ IN THOUSANDS)
Components of net periodic benefit cost:
  Interest cost.............................................   $  2,455   $  2,690   $  2,916
  Expected return on plan assets............................     (2,829)    (3,368)    (3,463)
  Amortization of transition obligation.....................         (2)        (5)        (6)
  Amortization of prior service cost........................        (76)       (32)       769
  Recognized actuarial loss.................................         --         27         40
                                                               --------   --------   --------
  Net periodic benefit cost.................................   $   (452)  $   (688)  $    256
  Settlement cost...........................................         --      2,408         --
                                                               --------   --------   --------
     Total expense..........................................   $   (452)  $  1,720   $    256
                                                               ========   ========   ========

DEFINED CONTRIBUTION PENSION PLANS

     The Company has a defined contribution savings and retirement plan. Company contributions are non-discretionary and consist of a matching contribution of an amount equal to 125 percent of employee contributions, up to 4 percent of annual employee compensation, and an annual contribution of an amount equal to 4 percent of annual employee compensation. Beginning in 1999, the Company uses a combination of cash and Company common stock for the annual contribution. The shares for this purpose are provided by the Company's leveraged Employee Stock Ownership Plan. Compensation expense for the employer match and annual contribution amounted to $4.3 million, $4.4 million and $3.3 million in 2000, 1999 and 1998, respectively, including $1.3 million and $0.5 million of ESOP compensation expense in 2000 and 1999, respectively.

LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the acquisition of AmVestors, the Company has a leveraged Employee Stock Ownership Plan (ESOP) which was sponsored by AmVestors for all AmVestors full-time employees with one year of service. The ESOP acquired AmVestors stock, which was subsequently exchanged for the Company's stock, through the proceeds of a note payable to American Investors Life Insurance Company, a subsidiary of AmVestors. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $0.7 million and $1.4 million at December 31, 2000 and 1999, respectively.

     The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees of the Company based on the proportion of debt service paid in the year. Beginning in 1999, the released shares are used to fund a portion of the Company's annual defined contribution savings and retirement plan contribution.

     The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, as shares are released from collateral, compensation expense, or a reduction in the annual defined contribution savings and retirement plan liability, is reported equal to the current market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $1.3 million, $0.5 million and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                AMERUS GROUP CO.

     The ESOP shares were as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
Allocated shares............................................    199,624    169,439    148,336
Unallocated shares..........................................     39,307     79,307    102,362
                                                               --------   --------   --------
Total ESOP shares...........................................    238,931    248,746    250,698
                                                               ========   ========   ========
Fair market value of unallocated shares (in thousands)......   $  1,273   $  1,824   $  2,250
                                                               ========   ========   ========

NONQUALIFIED PENSION PLAN

     The Company has a nonqualified pension plan covering substantially all of AmerUs' career and general agents. Accumulated benefits of the plan are unfunded and have been included in other liabilities at December 31, 2000 and 1999, amounting to $22.4 million, and $21.2 million, respectively. Total nonqualified pension expense amounted to $0.6 million, $0.9 million, and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

POSTRETIREMENT PLANS

     The Company has postretirement benefit plans which provide eligible participants and dependents with certain medical, dental and life insurance benefits.

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
                                                                 ($ IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................    $ 6,675    $ 7,585
  Service cost..............................................        158        166
  Interest cost.............................................        574        481
  Plan participants' contributions..........................         73         58
  Actuarial (gain) loss.....................................      1,021       (964)
  Actual benefits paid......................................       (658)      (651)
                                                                -------    -------
     Benefit obligation at end of year......................    $ 7,843    $ 6,675
                                                                =======    =======
Change in plan assets:
  Fair value of plan assets at beginning of year............    $    --    $    --
  Company contribution......................................        585        593
  Plan participant contribution.............................         73         58
  Benefits paid.............................................       (658)      (651)
                                                                -------    -------
     Fair value of plan assets at end of year...............    $    --    $    --
                                                                =======    =======
Reconciliation of funded status:
  Accumulated postretirement benefit obligation.............    $(7,843)   $(6,675)
  Market value of plan assets...............................         --         --
                                                                -------    -------
  Funded status.............................................    $(7,843)   $(6,675)
  Unrecognized prior service cost...........................        381        740
  Unrecognized net (gain)...................................       (984)    (2,723)
                                                                -------    -------
  Accrued benefit cost......................................    $(8,446)   $(8,658)
                                                                =======    =======

                                AMERUS GROUP CO.

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
                                                                 ($ IN THOUSANDS)
Weighted-average assumptions as of end of year:
  Discount rate.............................................      7.50%      8.00%
  Initial weighted health care cost trend rate..............      6.90%      7.20%
  Ultimate health care cost trend rate......................      5.00%      5.00%

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                2000     1999      1998
                                                                -----    -----    ------
                                                                    ($ IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost..............................................    $158     $166     $ 268
  Interest cost.............................................     574      481       536
  Amortization of prior service cost........................      74       83        83
  Amortization of net (gain)................................     (40)     (68)      (62)
                                                                ----     ----     -----
  Net periodic benefit cost.................................     766      662       825
  Settlement (gain).........................................      --       --      (904)
                                                                ----     ----     -----
     Total (income) expense.................................    $766     $662     $ (79)
                                                                ====     ====     =====

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2000:

                                                                1% POINT     1% POINT
                                                                INCREASE    (DECREASE)
                                                                --------    ----------
                                                                   ($ IN THOUSANDS)
Effect on total of service and interest cost components.....     $ 11.0      $ (10.4)
Effect of postretirement benefit obligation.................     $128.5      $(122.0)

(9) REINSURANCE

     The Company has indemnity reinsurance agreements with various companies whereby life insurance in excess of its retention limits is reinsured. Effective January 1, 2000, the Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. In addition, effective July 1, 2000, the Company entered into a reinsurance agreement covering its Closed Block policies. Under this agreement, the Company has reinsured approximately 90% of the Closed Block net amount at risk not previously reinsured. Insurance in force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 2000, 1999 and 1998, totaled approximately $25,208 million, $5,616 million and $3,779 million, respectively.

                                AMERUS GROUP CO.

     Net premiums and amounts earned were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
                                                                     ($ IN THOUSANDS)
Direct premiums and amounts assessed against
  policyholders...........................................    $103,380    $101,622    $89,848
Reinsurance assumed.......................................       1,385       1,750      1,036
Reinsurance ceded.........................................     (15,908)    (13,851)    (9,687)
                                                              --------    --------    -------
Net premiums and amounts earned...........................    $ 88,857    $ 89,521    $81,197
                                                              ========    ========    =======

     At December 31, 2000 and 1999, the Company reinsured 15% and 25%, respectively, of its equity index annuity reserves amounting to $103.0 million and $108.6 million, respectively, with an unaffiliated reinsurer. As of the same dates, the Company also reinsured approximately 1% in each year of its deferred annuity reserves amounting to $31.6 million and $44.2 million, respectively, with an unaffiliated reinsurer.

     Effective October 1, 2000, the Company entered into a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. Fixed annuity production ceded under this agreement totaled approximately $34.2 million in 2000.

     The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

(10) COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make future capital contributions to various partnerships of up to $11.9 million. The Company has also agreed to loan up to $6.9 million to partnerships.

     The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit, guarantees and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company has also guaranteed two loans for a fee. At December 31, 2000, outstanding commitments to extend credit totaled approximately $61.3 million and loan guarantees totaled approximately $6.5 million.

     The Company has an agreement with Bank One, N.A. whereby the Company guarantees the payment of loans made to certain of the Company's managers and executives for the purpose of purchasing Common Stock and ACES pursuant to the Stock Purchase Program. The liability of the Company in respect of the principal amount of loans is limited to $25 million. The Company has also guaranteed interest and all other fees and obligations owing on the loans. Each participant in the program has agreed to repay the Company for any amounts paid by the Company under the guarantee in accordance with a reimbursement agreement entered into between the participant and the Company.

     AmerUs and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company (AVLIC), cannot meet its policyholder obligations. At December 31, 2000, AVLIC had statutory assets of $2,453.3 million, liabilities of $2,389.6 million, and surplus of $63.7 million.

                                AMERUS GROUP CO.

     In the ordinary course of business, the Company and its subsidiaries are engaged in certain litigation, none of which management believes is material to the Company's results of operations.

(11) STOCKHOLDERS' EQUITY

     Generally, the stockholders' equity of the Company's insurance subsidiaries available for distribution to the Company is limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 2001, the Company's insurance subsidiaries can distribute approximately $92.7 million in the form of dividends to the Company without prior approval of such regulatory authorities.

STOCK OPTION PLANS

     The Company has three stock incentive plans authorizing the issuance of incentive and non-qualified stock options to employees, officers and non-employee directors of the Company. The Company has reserved 3,150,000 shares of Common Stock for issuance under these plans.

     In conjunction with the acquisition of AmVestors, the Company has two additional plans in which no additional shares may be granted. They are a non-qualified stock option plan and an incentive stock option plan.

     The Company also has a non-employee stock option plan authorizing the issuance of stock options or SARs to insurance agents and other non-employees of the Company. The Company has reserved 100,000 shares of Common Stock for issuance under this plan. The terms and conditions under this plan are the same as under the employee stock incentive plans.

     The option price per share under all plans may not be less than the fair value of the Company's common stock on the date of grant and the term of the option may not be longer than ten years. Generally, all options have a three-year vesting schedule with one-third of the options granted vesting at the end of each of the three years.

     A summary of the Company's stock option plan follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                           2000                   1999                   1998
                                                   --------------------   --------------------   --------------------
                                                               WEIGHTED               WEIGHTED               WEIGHTED
                                                    NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                                      OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                                    SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                   ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year...................  1,509,764    $24.27    1,327,473    $25.02    1,485,709    $23.57
Granted at market price..........................    628,000     20.15      275,750     21.61      163,550     31.19
Exercised........................................     (9,441)    21.41      (10,442)    19.15     (268,786)    20.51
Forfeited........................................   (186,269)    27.47      (83,017)    28.04      (53,000)    28.19
                                                   ---------    ------    ---------    ------    ---------    ------
Outstanding, end of year.........................  1,942,054    $22.65    1,509,764    $24.27    1,327,473    $25.02
                                                   =========    ======    =========    ======    =========    ======
Exercisable, end of year.........................  1,115,832    $23.87      940,543    $23.62      700,381    $22.03
                                                   =========    ======    =========    ======    =========    ======

                                AMERUS GROUP CO.

     The following table summarizes information about stock options outstanding under the Company's option plan as of December 31, 2000:

                                                                       OPTIONS OUTSTANDING
                                                              --------------------------------------
                                                                              WEIGHTED      WEIGHTED
                                                               REMAINING       AVERAGE      AVERAGE
                                                                OPTIONS      CONTRACTUAL    EXERCISE
RANGE OF EXERCISE PRICES                                      OUTSTANDING   LIFE IN YEARS    PRICE
------------------------                                      -----------   -------------   --------
$10.88-$14.50..............................................       13,448         3.9         $13.01
$14.51-$18.12..............................................      103,881         3.3          15.17
$18.13-$21.75..............................................    1,003,724         7.9          19.85
$21.76-$23.37..............................................      260,217         4.6          23.27
$23.38-$29.00..............................................      427,667         6.4          27.89
$29.01-$32.62..............................................       93,117         7.1          31.19
$32.63-$36.25..............................................       40,000         7.0          35.63
                                                               ---------         ---         ------
                                                              1,942,054..        6.8         $22.65
                                                               =========         ===         ======

     The following table summarizes information about stock options exercisable under the Company's option plan as of December 31, 2000:

                                                                  OPTIONS EXERCISABLE
                                                                -----------------------
                                                                               WEIGHTED
                                                                               AVERAGE
                                                                  OPTIONS      EXERCISE
RANGE OF EXERCISE PRICES                                        EXERCISABLE     PRICE
------------------------                                        -----------    --------
$10.88-$14.50...............................................        13,448      $13.01
$14.51-$18.12...............................................       103,881       15.17
$18.13-$21.75...............................................       310,244       19.36
$21.76-$23.37...............................................       168,257       23.29
$23.38-$29.00...............................................       422,667       27.88
$29.01-$32.62...............................................        63,999       31.19
$32.63-$36.25...............................................        33,336       35.50
                                                                 ---------      ------
                                                                 1,115,832      $23.87
                                                                 =========      ======

     The estimated weighted average fair value of options granted in 2000, 1999 and 1998 was $9.40, $9.63 and $13.03 per share, respectively. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed

                                AMERUS GROUP CO.

by SFAS 123, the Company's net earnings and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                2000       1999        1998
                                                               -------    -------    --------
Net earnings ($ in thousands):
  As reported..............................................    $51,840    $38,436    $103,499
  Pro forma................................................    $50,285    $36,243    $101,721
Basic earnings per share:
  As reported..............................................    $  2.48    $  2.21    $   5.96
  Pro forma................................................    $  2.40    $  2.08    $   5.86
Diluted earnings per share:
  As reported..............................................    $  2.46    $  2.20    $   5.88
  Pro forma................................................    $  2.39    $  2.07    $   5.78

     The fair value of options granted was estimated on the date of grant using the Black-Scholes pricing model with an expected life equal to the contractual expiration and the following weighted average assumptions:

                                                                2000     1999     1998
                                                                -----    -----    -----
Expected Volatility.........................................    37.00%   37.00%   25.00%
Risk-free Interest Rate.....................................     6.82%    5.39%    5.69%
Dividend Yield..............................................     1.99%    1.86%    1.26%

NONVESTED STOCK

     The Company has awarded common stock to eligible employees and non-employee directors under the two stock incentive plans. The plans have restriction periods of two to three years tied to employment and/or service. A portion of the awards were recorded at the market value on the date of the grant as unearned compensation since common shares were legally issued on that date. The initial values of these grants are amortized over the restriction periods, net of forfeitures. The remaining awards, for which common shares will not be issued until the end of the restriction period, are being accrued net of forfeitures over the required service period at the market value on the date of issuance.

     Nonvested stock and compensation expense information is as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                                  2000                1999                1998
                                                           ------------------   -----------------   -----------------
                                                                     WEIGHTED            WEIGHTED            WEIGHTED
                                                           NUMBER    AVERAGE    NUMBER   AVERAGE    NUMBER   AVERAGE
                                                             OF      EXERCISE     OF     EXERCISE     OF     EXERCISE
                                                           SHARES     PRICE     SHARES    PRICE     SHARES    PRICE
                                                           -------   --------   ------   --------   ------   --------
Outstanding, beginning of year...........................  36,245     $26.85    17,899    $31.07       --     $   --
Granted at market price..................................  12,466      20.26    18,946     23.01    19,949     31.17
Exercised................................................  (17,576)    26.47       --         --       --         --
Forfeited................................................    (300)     31.56     (600)     31.56    (2,050)    31.56
                                                           -------    ------    ------    ------    ------    ------
Outstanding, end of year.................................  30,835     $24.35    36,245    $26.85    17,899    $31.07
                                                           =======    ======    ======    ======    ======    ======
Compensation expense ($ in thousands)....................             $  435              $  335              $  264
                                                                      ======              ======              ======

                                AMERUS GROUP CO.

STOCK APPRECIATION RIGHTS

     As part of the stock incentive plans and the non-employee stock option plan, the Board of Directors is authorized to grant stock appreciation rights ("SARs") to employees, officers, agents and other non-employees in tandem with stock options. A SAR can be exercised only to the extent the option with respect to which it is granted is not exercised, and is subject to the same terms and conditions as the option to which it relates. Issuance of SARs is made at the sole discretion of the Board of Directors.

     The Company's SARs are summarized as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------------
                                                                    2000                 1999                 1998
                                                              -----------------   ------------------   ------------------
                                                                       WEIGHTED             WEIGHTED             WEIGHTED
                                                              NUMBER   AVERAGE    NUMBER    AVERAGE    NUMBER    AVERAGE
                                                                OF     EXERCISE     OF      EXERCISE     OF      EXERCISE
                                                              SHARES    PRICE     SHARES     PRICE     SHARES     PRICE
                                                              ------   --------   -------   --------   -------   --------
Outstanding, beginning of year..............................  13,500    $23.31         --    $   --     81,024    $21.94
Granted at market price.....................................  11,500     20.94     13,500     23.31         --        --
Exercised...................................................     --         --         --        --    (81,024)    21.94
                                                              ------    ------    -------    ------    -------    ------
Outstanding, end of year....................................  25,000    $22.22     13,500    $23.31         --    $   --
                                                              ======    ======    =======    ======    =======    ======
Compensation expense ($ in thousands).......................            $  103               $   --               $   --
                                                                        ======               ======               ======

STOCK WARRANTS

     In conjunction with the acquisition of AmVestors, the Company has outstanding warrants to purchase shares of the Company's Common Stock. The Company's stock warrant activity is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
Warrants outstanding, beginning of year.....................    473,596    473,596    477,770
Exercise of warrants........................................         --         --     (4,174)
                                                               --------   --------   --------
Warrants outstanding, end of year...........................    473,596    473,596    473,596
                                                               ========   ========   ========
Compensation expense ($ in thousands).......................   $     --   $     --   $     --
                                                               ========   ========   ========

     The remaining warrants are exercisable at $24.42 per share and expire on April 2, 2002.

(12) STATUTORY ACCOUNTING PRACTICES

     The Company's insurance subsidiaries' statutory net income was $69.4 million, $49.4 million and $61.0 million in the years ended December 31, 2000, 1999 and 1998, respectively. The Company's insurance subsidiaries' statutory surplus and capital was $472.7 million, $450.8 million and $472.1 million at December 31, 2000, 1999 and 1998, respectively. The minimum capital and surplus requirements in the states of Iowa and Kansas are $5.0 million and $1.2 million, respectively.

     The Company's insurance subsidiaries are domiciled in Iowa and Kansas and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by those respective state insurance departments. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. The NAIC has codified statutory accounting practices which are expected to constitute the only source of prescribed statutory

                                AMERUS GROUP CO.

accounting practices and are effective January 1, 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The states of Iowa and Kansas have adopted the NAIC's codification without exception. The Company has determined the impact of adopting the NAIC codification on its statutory financial statements will be an increase to statutory surplus of approximately $25 million.

     The respective insurance departments impose minimum risk-based capital
(RBC) requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have exceeded the authorized control level RBC requirements in each of the years since the inception of the RBC requirement in 1993.

(13) FINANCIAL INSTRUMENTS

     The Company utilizes a variety of off balance sheet financial instruments as part of its efforts to hedge and manage fluctuations in the market value of its portfolio of available-for-sale securities, attributable to changes in general interest rate levels, and to manage duration mismatch of assets and liabilities. Those instruments include interest rate exchange agreements (swaps, caps, and swaptions) and equity-indexed agreements (options) and involve elements of credit and market risks in excess of the amounts recognized in the accompanying financial statements at a given point in time. The contract or notional amounts of those instruments reflect the extent of involvement in the various types of financial instruments.

     The Company's exposure to credit risk is the risk of loss from a counterparty failing to perform according to the terms of the contract. That exposure includes settlement risk (i.e., the risk that the counterparty defaults after the Company has delivered funds or securities under terms of the contract) that would result in an accounting loss and replacement cost risk (i.e., the cost to replace the contract at current market rates should the counterparty default prior to settlement date). To limit exposure associated with counterparty nonperformance on interest rate exchange agreements, the Company enters into transactions with only highly rated counterparties.

     The credit risk on all financial instruments, whether on or off the balance sheet, is controlled through an ongoing credit review, approval, and monitoring process. The Company determines, on an individual counterparty basis, the need for collateral or other security to support financial instruments with credit risk and establishes individual and aggregate counterparty exposure limits.

                                AMERUS GROUP CO.

     The Company's outstanding derivative positions shown in notional or contract amounts, along with their carrying value and estimated fair values, are summarized as follows:

                                                                    DECEMBER 31, 2000
                                                             --------------------------------
                                                             NOTIONAL    CARRYING      FAIR
                                                              AMOUNT      VALUE       VALUE
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Interest rate swaps......................................    $385,000    $ (4,738)   $ (5,984)
Options..................................................     572,743     101,397      97,340
                                                             --------    --------    --------
                                                             $957,743    $ 96,659    $ 91,356
                                                             ========    ========    ========

                                                                     DECEMBER 31, 1999
                                                              --------------------------------
                                                              NOTIONAL    CARRYING      FAIR
                                                               AMOUNT      VALUE       VALUE
                                                              --------    --------    --------
                                                                      ($ IN THOUSANDS)
Interest rate swaps.......................................    $385,000    $    --     $  3,336
Options...................................................     255,914     91,888      121,701
                                                              --------    -------     --------
                                                              $640,914    $91,888     $125,037
                                                              ========    =======     ========

INTEREST RATE EXCHANGE AGREEMENTS

     The Company enters into interest rate exchange agreements to reduce and manage interest rate risk associated with individual assets and liabilities and its overall aggregate portfolio. Interest rate swap agreements, which expire in 2002, 2003 and 2004, generally involve the exchange of interest payments. The interest rate cap agreements involve the payment of a maximum fixed interest rate when an indexed rate exceeds that fixed rate. Swaption agreements involve the right to enter into a swap transaction at a pre-specified price. These agreements are used in conjunction with interest rate caps to protect against rising rates. The amounts to be received or paid pursuant to those agreements are accrued and recognized in the accompanying consolidated statements of income through an adjustment to investment income over the life of the agreements. The net effect on income from amortization and interest paid or received was none, a decrease of $1.5 million and a decrease of $0.8 million in 2000, 1999 and 1998, respectively. Gains or losses realized on closed or terminated agreements accounted for as hedges are deferred and amortized to investment income on a constant yield basis over the shorter of the life of the agreements or the expected remaining life of the underlying assets or liabilities.

EQUITY-INDEXED AGREEMENTS

     The Company enters into financial agreements to manage the equity risk in its equity-indexed annuities. Call options, which expire beginning in 2000 through 2010, are linked to the index in which the equity-indexed annuity crediting rates are based. This allows the Company to participate in index increases if the market advances as a hedge against the higher credited rates. The amounts to be received or paid pursuant to these agreements are accrued and recognized as an adjustment to income over the life of the agreements.

                                AMERUS GROUP CO.

     The following table shows unrealized gains and losses on derivative positions:

                                                                   DECEMBER 31, 2000
                                                  ---------------------------------------------------
                                                                                            NET
                                                   TOTAL                                 UNREALIZED
                                                  NOTIONAL   UNREALIZED   UNREALIZED       GAINS
                                                   VALUE       GAINS       (LOSSES)       (LOSSES)
                                                  --------   ----------   ----------   --------------
                                                                   ($ IN THOUSANDS)
Interest rate swaps............................   $385,000    $    --      $(1,246)       $(1,246)
Options........................................    572,743         --       (4,057)        (4,057)
                                                  --------    -------      -------        -------
                                                  $957,743    $    --      $(5,303)       $(5,303)
                                                  ========    =======      =======        =======

                                                                   DECEMBER 31, 1999
                                                  ---------------------------------------------------
                                                                                            NET
                                                   TOTAL                                 UNREALIZED
                                                  NOTIONAL   UNREALIZED   UNREALIZED       GAINS
                                                   VALUE       GAINS       (LOSSES)       (LOSSES)
                                                  --------   ----------   ----------   --------------
                                                                   ($ IN THOUSANDS)
Interest rate swaps............................   $385,000    $ 3,336      $    --        $ 3,336
Options........................................    255,914     29,813           --         29,813
                                                  --------    -------      -------        -------
                                                  $640,914    $33,149      $    --        $33,149
                                                  ========    =======      =======        =======

                                MATURITY SCHEDULE BY YEAR FOR DERIVATIVE PRODUCTS
                              ------------------------------------------------------
                                2001       2002        2003        2004       2005
                              --------    -------    --------    --------    -------
                                                 ($ IN THOUSANDS)
Pay fixed swaps:
 Notional amount............  $     --    $50,000    $150,000    $185,000    $    --
Weighted average:
 Receive rate(A)............     6.268%     6.268%      6.336%      6.638%        --
 Pay rate(B)................     6.588%     6.588%      6.562%      6.407%        --
Options:
 Notional amount............  $366,481    $ 1,915    $ 43,452    $ 54,304    $48,186

                              MATURITY SCHEDULE BY YEAR FOR DERIVATIVE PRODUCTS
                              ------------------------------------------------
                               2006       2007      2008      2009      2010
                              -------    ------    ------    ------    -------
                                              ($ IN THOUSANDS)
Pay fixed swaps:
 Notional amount............  $    --    $   --    $   --    $   --    $    --
Weighted average:
 Receive rate(A)............       --        --        --        --         --
 Pay rate(B)................       --        --        --        --         --
Options:
 Notional amount............  $15,000    $7,700    $3,830    $7,405    $24,470

---------------
(A) The actual variable rates in the agreements are based on a constant maturity treasury (CMT) plus a spread and one-month LIBOR and the table assumes that such rates will remain constant at December 31, 2000, levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(B) The actual variable rates in the agreements are based on three-month LIBOR and the table assumes that such rates will remain constant at December 31, 2000, levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(14) REORGANIZATION AND ACQUISITION

     In conjunction with the reorganization discussed previously, on September 20, 2000, the Company acquired the 42% Minority Interest of its subsidiary, ALHI, in a stock exchange valued at approximately $298 million. ALHI merged into the Company simultaneously with the stock exchange. The acquisition of the ALHI minority interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Goodwill was reduced by approximately $34 million. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company's results of operations on the line titled "Minority interest" on the Company's Consolidated Statements of Income. From the acquisition date forward, the Company's results of operations include 100% of these earnings.

                                AMERUS GROUP CO.

     Reorganization costs of $11.3 million, $7.1 million and none are included in the Company's expenses for the years ended December 31, 2000, 1999 and 1998, respectively. These costs consist primarily of legal, actuarial and consulting expenses associated with the Company's demutualization.

     The following table sets forth certain pro forma operating data of the Company for the years ended December 31, 2000 and 1999. This pro forma data assumes the purchase of the minority interest occurred on January 1, 1999.

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
                                                              ($ IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Pro forma operating data:
  Total revenue.............................................    $797,500        $745,500
  Net income................................................    $ 60,900        $ 46,900
  Diluted earnings per share of common stock................    $   2.03        $   1.55

(15) EARNINGS PER SHARE (EPS)

                                                                       YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                                     2000                        1999                        1998
                                           -------------------------   -------------------------   -------------------------
                                                     NUMBER    PER               NUMBER    PER               NUMBER    PER
                                             NET       OF     SHARE      NET       OF     SHARE      NET       OF     SHARE
                                           INCOME    SHARES   AMOUNT   INCOME    SHARES   AMOUNT   INCOME    SHARES   AMOUNT
                                           -------   ------   ------   -------   ------   ------   -------   ------   ------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net income from continuing
    operations...........................  $51,123   20,922   $2.44    $35,932   17,390   $2.07    $36,446   17,372   $ 2.10
  Effect of dilutive securities
    Options..............................       --     114    (0.01)        --      77    (0.01)        --     237     (0.03)
  Warrants...............................       --      --       --         --      --       --         --      --        --
  Stock appreciation rights..............       --      --       --         --      --       --                 --        --
                                           -------   ------   ------   -------   ------   ------   -------   ------   ------
Diluted EPS..............................  $51,123   21,036   $2.43    $35,932   17,467   $2.06    $36,446   17,609   $ 2.07
                                           =======   ======   ======   =======   ======   ======   =======   ======   ======

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Values of Financial Instruments," requires disclosures of fair value information about financial instruments, whether recognized or not recognized in a company's balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of the amount and timing of future cash flows. SFAS 107 excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements. The fair value amounts presented herein do not include an amount for the value associated with customer or agent relationships, the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items. Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company; likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

     The Company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest-sensitive products and the assumed interest margin provided for within the pricing structure of its other products. Those amounts are taken into consideration in the Company's overall management of interest rate risk that attempts to minimize exposure to changing interest rates through the matching of investment maturities with amounts expected to be due under insurance contracts. As such, the Company believes that it has reduced the volatility inherent in its fair value adjusted stockholders' equity, although such volatility will

                                AMERUS GROUP CO.

not be reduced completely. The Company has used discount rates in the determination of fair values for its liabilities that are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in the Company's asset and liability portfolios are similar and the fact that fair values for both assets and liabilities generally will react in much the same manner during periods of interest rate changes. However, that assumption might not result in fair values that are consistent with values obtained through an actuarial appraisal of the Company's business or values that might arise in a negotiated transaction.

     The following presentation reflects fair values for those instruments specifically covered by SFAS 107, along with fair value amounts for those traditional insurance liabilities for which disclosure is permitted but not required; the fair values for all other assets and liabilities have been reported at their carrying amounts.

VALUATION METHODS AND ASSUMPTIONS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Short-term investments, policy loans and other investments: the carrying amounts for these instruments approximate their fair values.

     Fixed maturities and equity securities: fair values for bonds are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. The fair values for preferred and common stocks are based on quoted market prices.

     Loans: for all performing fixed interest rate loans, the estimated net cash flows to maturity were discounted to derive an estimated market value. The discount rate used was based on the individual loan's remaining weighted average life and a basis point spread based on the market conditions for the type of loan and credit quality. These spreads were over the December 31, 2000, United States Treasury yield curve. Performing variable rate commercial loans and residential loans were valued at the current outstanding balance. Loans which have been restructured, in foreclosure, significantly delinquent or are to affiliates were valued primarily at the lower of the estimated net cash flows to maturity discounted at a market rate of interest or the current outstanding principal balance.

     Hedging instruments: fair values for derivative securities are based on pricing models or formulas using current assumptions and are classified as other assets or other liabilities.

     Policy reserves: fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (annuities primarily) are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value).

     Notes payable, contracts payable and capital securities: fair values for notes payable, contracts payable and capital securities are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

     The carrying amounts of other financial assets, dividends payable to policyowners and policy reserves including significant mortality or morbidity risks approximate their fair values.

                                AMERUS GROUP CO.

     The estimated fair values of the Company's significant financial instruments are as follows:

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                                      2000                        1999
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            ----------    ----------    ----------    ----------
                                                              ($ IN THOUSANDS)
FINANCIAL ASSETS:
Securities available-for-sale:
  Fixed maturity securities.............    $7,070,056    $7,070,056    $6,680,755    $6,680,755
                                            ==========    ==========    ==========    ==========
  Equity securities.....................    $  152,903    $  152,903    $   45,268    $   45,268
                                            ==========    ==========    ==========    ==========
  Short-term investments................    $   20,861    $   20,861    $      155    $      155
                                            ==========    ==========    ==========    ==========
Loans...................................    $  534,857    $  568,551    $  608,917    $  632,833
                                            ==========    ==========    ==========    ==========
Policy loans............................    $  111,570    $  111,570    $  109,864    $  109,864
                                            ==========    ==========    ==========    ==========
Other investments (excluding options)...    $  221,056    $  221,056    $  200,801    $  200,801
                                            ==========    ==========    ==========    ==========
Interest rate swaps:
  Net receivable position...............    $       --    $       --    $       --    $    3,336
                                            ==========    ==========    ==========    ==========
  Net payable position..................    $   (4,738)   $   (5,984)   $       --    $       --
                                            ==========    ==========    ==========    ==========
Interest rate caps......................    $       --    $       --    $       --    $       --
                                            ==========    ==========    ==========    ==========
Options.................................    $  101,397    $   97,340    $   91,888    $  121,701
                                            ==========    ==========    ==========    ==========
Futures.................................    $       --    $       --    $       --    $       --
                                            ==========    ==========    ==========    ==========
FINANCIAL LIABILITIES:
Policy reserves for annuities...........    $6,438,681    $6,333,026    $6,264,417    $6,140,936
                                            ==========    ==========    ==========    ==========
Notes, contracts payable and capital
  securities............................    $  413,318    $  413,318    $  393,954    $  393,954
                                            ==========    ==========    ==========    ==========

(17) PROPOSED COMBINATION

     On February 18, 2000, the Company and Indianapolis Life Insurance Company (ILICO) entered into a definitive agreement for a combination of the companies. Under the original terms of the agreement, ILICO would demutualize and ILICO's members would receive cash, policy credits and stock equivalent to the value of
11.25 million shares of the Company's stock and ILICO would become a wholly-owned subsidiary of the Company. However, on September 18, 2000 the terms of the agreement were revised to reduce the consideration to the equivalent of the value of 9.3 million shares. The reduction in the number of shares was based on several factors, including increased expenses related to ILICO's demutualization, increased terminations of existing fixed annuities issued by ILICO's annuity subsidiary, and a decrease in revenues and earnings in ILICO's annuity subsidiary operations. These factors were partially offset by stronger than expected performance of ILICO itself.

     As part of the agreement, the Company made an initial investment of $100 million in a downstream holding company of ILICO on February 18, 2000.

     ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At December 31, 2000, ILICO had total assets of $5.9 billion and insurance in force of $32.2 billion.

                                AMERUS GROUP CO.

     The combination transaction is subject to normal closing conditions, including appropriate policyholder/ member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination into the Company to take place in the second quarter of 2001.

(18) DISCONTINUED OPERATIONS

     In the first quarter of 1998, the Company began implementation of a plan for the disposition of its residential real estate operating segment. This operating segment consisted of three subsidiaries: AmerUs Mortgage, Inc. (AMI), AmerUs Home Services (AHS) and AmerUs Land Development (ALD), formerly known as Iowa Realty Development Company. In April 1998, the Company ceased loan origination activity of AMI. In October 1998, the Company sold the mortgage servicing rights of AMI and recorded an after tax gain of $1.7 million. The Company plans to complete the sale of the remaining assets of AMI and has recorded an estimated loss of $0.3 million on these assets. In May 1998, the Company sold AHS and recorded an after tax gain of $19.1 million. The Company plans to complete the liquidation of the ALD real estate inventory and no loss is expected on the sale of this inventory.

     In July 1998, the Company completed the sale of its Bank operating segment subsidiary, AmerUs Bank. The Company recorded an after tax gain of $54.1 million on the sale.

     The results of operations for the above subsidiaries have been classified as discontinued operations and prior periods have been restated. Gains on sale of discontinued operations and operating income and loss from discontinued operations are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
                                                                   ($ IN THOUSANDS)
Gain on sale of AMI mortgage servicing rights, net of
  income taxes of $1,052.............................   $        --   $        --   $     1,720
Gain on sale of AHS, net of income taxes of
  $16,680............................................            --            --        19,087
Gain on sale of AmerUs Bank, net of income taxes of
  $5,142.............................................            --            --        54,076
                                                        -----------   -----------   -----------
                                                                 --            --        74,883
Operating income (loss) from discontinued operations,
  net of income taxes of $500, $1,766 and ($5,455),
  respectively.......................................           717         2,504        (7,830)
                                                        -----------   -----------   -----------
                                                                717         2,504        (7,830)
                                                        -----------   -----------   -----------
                                                        $       717   $     2,504   $    67,053
                                                        ===========   ===========   ===========
Net income from discontinued operations per common
  share:
  Basic..............................................   $      0.03   $      0.14   $      3.86
  Diluted............................................   $      0.03   $      0.14   $      3.81
Weighted average common shares outstanding:
  Basic..............................................    20,922,371    17,390,165    17,372,136
  Diluted............................................    21,035,518    17,467,132    17,609,748

                                AMERUS GROUP CO.

(19) OPERATING SEGMENTS

     The Company has two operating segments: Life Insurance and Annuities. Products generally distinguish a segment. A brief description of each segment follows:

LIFE INSURANCE

     Open Block: The primary product offerings consist of whole life, universal life and term life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system and a Personal Producing General Agent ("PPGA") distribution system.

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

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible debt which are considered core earnings, are not included as part of operating segment income. These items are shown between adjusted pre-tax operating income and income from operations on the following operating segment income tables. Operating segment income is generally income before non-core realized gains and losses, interest expense, income taxes and equity in earnings of its unconsolidated subsidiary, AMAL. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific reportable segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses and the operations of the Company's real estate management subsidiary. The contribution to the operating income of the life insurance segment from the Closed Block is reported as a single line item.

     Assets are segmented based on policy liabilities directly attributable to each segment. All assets allocated to the Closed Block are grouped together and shown as a separate item entitled "Closed Block Assets."

     There are no significant intersegment transactions.

                                AMERUS GROUP CO.

     Operating segment income and assets are as follows:

                            OPERATING SEGMENT INCOME
                                ($ IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31, 2000
                                               --------------------------------------------------------
                                                                                              TOTAL
                                               LIFE INSURANCE    ANNUITIES    ALL OTHER    CONSOLIDATED
                                               --------------    ---------    ---------    ------------
Revenues:
  Insurance premiums.........................     $ 66,807       $ 21,820      $   230       $ 88,857
  Universal life and annuity product
     charges.................................       52,641         34,814           --         87,455
  Net investment income......................       99,194        468,404       19,021        586,619
  Core realized gains on investments.........           --          3,063           --          3,063
  Other income...............................           --         21,787       12,788         34,575
  Contribution from the Closed Block.........       24,503             --           --         24,503
                                                  --------       --------      -------       --------
                                                   243,145        549,888       32,039        825,072
Benefits and expenses:
  Policyowner benefits.......................      107,327        343,220          676        451,223
  Underwriting, acquisition, and other
     expenses................................       50,117         52,554       19,381        122,052
  Amortization of deferred policy acquisition
     costs and value of business acquired,
     net of non-core adjustment of
     ($8,722)................................       20,616         65,902           --         86,518
  Dividends to policyowners..................        6,014             --           --          6,014
                                                  --------       --------      -------       --------
                                                   184,074        461,676       20,057        665,807
                                                  --------       --------      -------       --------
Adjusted pre-tax operating income............     $ 59,071       $ 88,212      $11,982        159,265
                                                  ========       ========      =======
  Non-core realized (losses) on
     investments.............................                                                 (11,683)
  Amortization of deferred policy acquisition
     costs due to non-core realized gains or
     losses..................................                                                   8,722
  Reorganization costs.......................                                                 (11,265)
                                                                                             --------
Income from continuing operations............                                                 145,039
Interest (expense)...........................                                                 (29,723)
Income tax (expense).........................                                                 (42,516)
Minority interest............................                                                 (21,677)
Income from discontinued operations, net of
  tax........................................                                                     717
                                                                                             --------
     Net income..............................                                                $ 51,840
                                                                                             ========

                                AMERUS GROUP CO.

                            OPERATING SEGMENT INCOME
                                ($ IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31, 1999
                                                    ------------------------------------------------
                                                      LIFE                                 TOTAL
                                                    INSURANCE   ANNUITIES   ALL OTHER   CONSOLIDATED
                                                    ---------   ---------   ---------   ------------
Revenues:
  Insurance premiums.............................   $ 64,263    $ 25,122     $   136      $ 89,521
  Universal life and annuity product charges.....     50,499      27,835          --        78,334
  Net investment income..........................     94,400     443,359      19,521       557,280
  Core realized gains on investments.............         --      10,166          --        10,166
  Other income...................................         --       6,304      13,987        20,291
  Contribution from the Closed Block.............     25,166          --          --        25,166
                                                    --------    --------     -------      --------
                                                     234,328     512,786      33,644       780,758
Benefits and expenses:
  Policyowner benefits...........................    107,812     337,983         291       446,086
  Underwriting, acquisition, and other
     expenses....................................     53,376      37,204      25,787       116,367
  Amortization of deferred policy acquisition
     costs and value of business acquired, net of
     non-core adjustment of $2,134...............     17,268      48,378          --        65,646
  Dividends to policyowners......................      4,526          --          --         4,526
                                                    --------    --------     -------      --------
                                                     182,982     423,565      26,078       632,625
                                                    --------    --------     -------      --------
Adjusted pre-tax operating income................   $ 51,346    $ 89,221     $ 7,566       148,133
                                                    ========    ========     =======
  Non-core realized (losses) on investments......                                          (12,261)
  Amortization of deferred policy acquisition
     costs due to non-core realized gains or
     losses......................................                                           (2,134)
  Reorganization costs...........................                                           (7,062)
                                                                                          --------
Income from continuing operations................                                          126,676
Interest (expense)...............................                                          (28,983)
Income tax (expense).............................                                          (33,654)
Minority interest................................                                          (28,107)
Income from discontinued operations, net of
  tax............................................                                            2,504
                                                                                          --------
     Net income..................................                                         $ 38,436
                                                                                          ========

                                AMERUS GROUP CO.

                            OPERATING SEGMENT INCOME
                                ($ IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31, 1998
                                                     ---------------------------------------------
                                                       LIFE                   ALL        TOTAL
                                                     INSURANCE   ANNUITIES   OTHER    CONSOLIDATED
                                                     ---------   ---------   ------   ------------
Revenues:
  Insurance premiums..............................   $ 51,261    $ 29,610    $  326     $ 81,197
  Universal life and annuity product charges......     47,225      26,757        --       73,982
  Net investment income...........................     72,684     433,221     8,202      514,107
  Core realized gains on investments..............         --       9,400        --        9,400
  Other income....................................         --       1,971    13,511       15,482
  Contribution from the Closed Block..............     31,478          --        --       31,478
                                                     --------    --------    ------     --------
                                                      202,648     500,959    22,039      725,646
Benefits and expenses:
  Policyowner benefits............................     92,443     339,293        21      431,757
  Underwriting, acquisition, and other expenses...     43,376      37,563    21,159      102,098
  Amortization of deferred policy acquisition
     costs and value of business acquired, net of
     non-core adjustment of ($199)................     21,360      39,053        --       60,413
  Dividends to policyowners.......................      2,558          --        --        2,558
                                                     --------    --------    ------     --------
                                                      159,737     415,909    21,180      596,826
                                                     --------    --------    ------     --------
Adjusted pre-tax operating income.................   $ 42,911    $ 85,050    $  859      128,820
                                                     ========    ========    ======
  Non-core realized (losses) on investments.......                                        (8,623)
  Amortization of deferred policy acquisition
     costs due to non-core realized gains or
     losses.......................................                                           199
  Reorganization costs............................                                            --
                                                                                        --------
Income from continuing operations.................                                       120,396
Interest (expense)................................                                       (27,931)
Income tax (expense)..............................                                       (29,100)
Minority interest.................................                                       (26,919)
(Loss) from discontinued operations, net of tax...                                        (7,830)
Gain on sale of discontinued operations, net of
  tax.............................................                                        74,883
                                                                                        --------
     Net income...................................                                      $103,499
                                                                                        ========

                                AMERUS GROUP CO.

                            OPERATING SEGMENT ASSETS
                                ($ IN THOUSANDS)

                                                  LIFE                                  TOTAL
                                               INSURANCE    ANNUITIES    ALL OTHER   CONSOLIDATED
                                               ----------   ----------   ---------   ------------
DECEMBER 31, 2000
Investments.................................   $1,278,041   $6,859,314   $ 73,833    $ 8,211,188
Deferred policy acquisition costs and
  VOBA......................................   245,864...      539,923         --        785,787
Other assets................................      147,304      660,738     82,148        890,190
Closed Block assets.........................    1,584,357           --         --      1,584,357
                                               ----------   ----------   --------    -----------
Total assets................................   $3,255,566   $8,059,975   $155,981    $11,471,522
                                               ==========   ==========   ========    ===========
DECEMBER 31, 1999
Investments.................................   $1,278,891   $6,406,034   $ 98,480    $ 7,783,405
Deferred policy acquisition costs and
  VOBA......................................      290,952      469,253         --        760,205
Other assets................................      166,986      622,751    351,738      1,141,475
Closed Block assets.........................    1,412,622           --         --      1,412,622
                                               ----------   ----------   --------    -----------
Total assets................................   $3,149,451   $7,498,038   $450,218    $11,097,707
                                               ==========   ==========   ========    ===========
DECEMBER 31, 1998
Investments.................................   $1,163,503   $6,510,465   $181,741    $ 7,855,709
Deferred policy acquisition costs and
  VOBA......................................      140,379      330,191         --        470,570
Other assets................................       93,807      680,228    226,860      1,000,895
Closed Block assets.........................    1,453,305           --         --      1,453,305
                                               ----------   ----------   --------    -----------
Total assets................................   $2,850,994   $7,520,884   $408,601    $10,780,479
                                               ==========   ==========   ========    ===========

                                AMERUS GROUP CO.

(20) QUARTERLY RESULTS (UNAUDITED)

2000 QUARTERLY DATA

                                                               QUARTER ENDED
                                           ------------------------------------------------------
                                            MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                           -----------   -----------   ------------   -----------
                                             ($ IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE)
Total revenues (excluding realized
  gains).................................  $   199,048   $   201,729   $   205,836    $   215,396
Realized gains (losses)..................  $     2,096   $      (369)  $    (2,603)   $    (7,744)
Total benefits and expenses..............  $   159,820   $   166,215   $   165,694    $   176,621
Net income from continuing operations....  $    14,984   $     7,730   $    10,432    $    17,977
Weighted average number of shares:
  Basic..................................   17,390,165    17,390,165    18,888,948     29,933,019
  Diluted................................   17,453,374    17,407,252    19,026,397     30,239,946
Net income from continuing operations per
  share:
  Basic..................................  $      0.86   $      0.44   $      0.55    $      0.60
  Diluted................................  $      0.86   $      0.44   $      0.55    $      0.59

1999 QUARTERLY DATA

                                                               QUARTER ENDED
                                           ------------------------------------------------------
                                            MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                           -----------   -----------   ------------   -----------
                                             ($ IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE)
Total revenues (excluding realized
  gains)................................   $   185,882   $   188,237   $   193,453    $   203,020
Realized gains (losses).................   $     3,071   $     2,780   $       967    $    (8,913)
Total benefits and expenses.............   $   153,639   $   152,013   $   163,311    $   172,858
Net income from continuing operations...   $    11,330   $    13,580   $     9,305    $     1,717
Weighted average number of shares:
  Basic.................................    17,390,165    17,390,165    17,390,165     17,390,165
  Diluted...............................    17,426,883    17,479,957    17,551,797     17,463,260
Net income from continuing operations
  per share:
  Basic.................................   $      0.65   $      0.78   $      0.54    $      0.10
  Diluted...............................   $      0.65   $      0.78   $      0.53    $      0.10

     The Company was formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. At that time, the Company distributed 17.4 million shares of its common stock to its former members and exchanged its common stock for the 12.9 million shares of common stock held by the public in ALHI on a one-for-one basis. The Company's income primarily reflects the results of its former subsidiary, ALHI. Therefore, net income from continuing operations per share has been calculated based on the number of shares of stock the Company owned of ALHI from January 1, 1999 through September 20, 2000. Thereafter, net income from continuing operations per share has been calculated based on the 30.3 million shares actually outstanding.

                                AMERUS GROUP CO.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

SCHEDULE                                                                      PAGE
--------                                                                      ----
Independent Auditors' Report on Schedules............................                S-2
I        Summary of Investments -- Other than Investments in Related                 S-3
         Parties.....................................................
II       Condensed Financial Information of Registrant...............   S-4 through S-10
III      Supplementary Insurance Information.........................               S-11
IV       Reinsurance.................................................               S-12
V        Valuation and Qualifying Accounts...........................               S-13

     All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements and notes thereto.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors and Stockholders
  AmerUs Group Co.:

     Under date of February 5, 2001, we reported on the consolidated balance sheets of AmerUs Group Co. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in Part II, Item 8 of the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          [KPMG LLP]

Des Moines, Iowa
February 5, 2001

                                AMERUS GROUP CO.

                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                     DECEMBER 31, 2000
                                                           -------------------------------------
                                                                                      AMOUNT AT
                                                                                        WHICH
                                                                                      SHOWN IN
                                                           AMORTIZED      MARKET     THE BALANCE
TYPE OF INVESTMENT                                            COST        VALUE         SHEET
------------------                                         ----------   ----------   -----------
                                                                     ($ IN THOUSANDS)
Fixed Maturities:
  Bonds
     United States Government and government agencies
       and authorities..................................   $1,451,196   $1,468,214   $1,468,214
     States, municipalities and political
       subdivisions.....................................       46,494       47,263       47,263
     Foreign governments................................      152,472      151,033      151,033
     Public utilities...................................      663,480      663,785      663,785
     All other corporate bonds..........................    4,582,481    4,543,884    4,543,884
  Redeemable preferred stock............................      205,794      195,877      195,877
                                                           ----------   ----------   ----------
       Total fixed maturities...........................   $7,101,917   $7,070,056   $7,070,056
Equity securities:
  Common stocks
     Banks, trust and insurance companies...............      151,654      151,822      151,822
     Industrial, miscellaneous and all other............        1,181        1,081        1,081
                                                           ----------   ----------   ----------
       Total equity securities..........................   $  152,835   $  152,903   $  152,903
Mortgage loans on real estate...........................      534,857                   534,857
Real estate.............................................        3,226                     3,226
Policy loans............................................      111,570                   111,570
Other long-term investments.............................      321,809      312,412      317,715
Short-term investments..................................       22,508       20,861       20,861
                                                           ----------                ----------
     Total investments..................................   $8,248,722                $8,211,188
                                                           ==========                ==========

                                AMERUS GROUP CO.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                (PARENT COMPANY)

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   2000          1999
                                                                ----------    ----------
                                                                    ($ IN THOUSANDS)
ASSETS
Investments:
  Securities available-for-sale at fair value
     Fixed maturity securities..............................    $       --    $   17,296
     Equity securities......................................        31,134            --
  Loans.....................................................           179           309
  Other investments.........................................        83,000        15,708
Investments in subsidiaries, at equity......................     1,142,470       782,586
Cash and cash equivalents...................................        11,529       267,913
Accrued investment income...................................           424           630
Property and equipment......................................        10,165            35
Income taxes receivable.....................................         1,291            --
Deferred income taxes.......................................         9,359         1,044
Other assets................................................        18,730         3,695
                                                                ----------    ----------
     Total assets...........................................    $1,308,281    $1,089,216
                                                                ==========    ==========

See accompanying notes to condensed financial statements.

                                AMERUS GROUP CO.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                (PARENT COMPANY)

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   2000          1999
                                                                ----------    ----------
                                                                    ($ IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accrued expenses and other liabilities....................    $   68,785    $   13,000
  Income taxes payable......................................            --         5,765
  Debt (note 2).............................................       200,683            --
                                                                ----------    ----------
     Total liabilities......................................       269,468        18,765
                                                                ----------    ----------
Minority interest (note 3)..................................            --       309,101
Capital securities (note 2).................................       204,834            --
                                                                ----------    ----------
Stockholders' equity:
  Preferred Stock, no par value, 20,000,000 shares
     authorized, none issued................................            --            --
  Common Stock, no par value, 230,000,000 shares authorized:
     30,011,034 shares issued and outstanding in 2000.......        30,011            --
  Paid-in capital...........................................       809,894            --
  Accumulated other comprehensive income (loss).............       (11,164)      (78,628)
  Unearned compensation.....................................          (146)         (187)
  Unallocated ESOP shares...................................          (683)         (797)
  Unassigned surplus (note 3)...............................            --       840,962
  Retained earnings.........................................         6,067            --
                                                                ----------    ----------
     Total stockholders' equity.............................       833,979       761,350
                                                                ----------    ----------
     Total liabilities and stockholders' equity.............    $1,308,281    $1,089,216
                                                                ==========    ==========

See accompanying notes to condensed financial statements.

                                AMERUS GROUP CO.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONDENSED STATEMENTS OF INCOME
                                (PARENT COMPANY)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Revenues:
  Equity in undistributed earnings of subsidiaries.......    $ 79,297    $ 66,377    $ 66,440
  Net investment income..................................      14,337      17,147       8,005
  Realized losses........................................          --      (1,000)         --
  Other income...........................................          --          16         107
                                                             --------    --------    --------
                                                               93,634      82,540      74,552
Expenses:
  Operating expenses.....................................       5,626      10,255      11,716
  Reorganization costs (note 3)..........................       8,284       5,300          --
  Interest expense.......................................       6,021          38         505
                                                             --------    --------    --------
                                                               19,931      15,593      12,221
                                                             --------    --------    --------
Income before income tax expense and minority interest...      73,703      66,947      62,331
Income tax (expense) benefit.............................        (903)     (2,908)      1,034
Minority interest (note 3)...............................     (21,677)    (28,107)    (26,919)
                                                             --------    --------    --------
Net income from continuing operations....................      51,123      35,932      36,446
Income (loss) from discontinued operations, net of tax...         717       2,504      (7,830)
Gain on sale of discontinued operations, net of tax......          --          --      74,883
                                                             --------    --------    --------
Net income...............................................    $ 51,840    $ 38,436    $103,499
                                                             ========    ========    ========

See accompanying notes to condensed financial statements.

                                AMERUS GROUP CO.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................    $  51,840    $ 38,436    $103,499
  Less: (Income) loss from discontinued operations......         (717)     (2,504)      7,830
                                                            ---------    --------    --------
Net income from continuing operations...................       51,123      35,932     111,329
Adjustments to reconcile net income to net cash provided
  by (used by) operating activities:
  Equity in undistributed earnings......................      (79,297)    (66,377)    (66,440)
  Dividends from subsidiaries...........................       48,848      43,798      17,876
  Gain on sale of subsidiaries..........................           --          --     (97,805)
  Realized investment losses............................           --       1,000          --
  Minority interest.....................................       21,677      28,107      26,919
Change in:
  Income taxes..........................................        9,771       7,616       6,222
  Other, net............................................       (7,201)    103,960      22,176
                                                            ---------    --------    --------
     Net cash provided by operating activities..........       44,921     154,036      20,277
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments.................................      (15,000)       (125)    (29,629)
Sale of investments.....................................       13,653          --          --
Proceeds from sale of subsidiaries......................           --          --     119,724
Purchase of notes receivable............................           --          --      (9,150)
Proceeds from repayment of loans........................          131      40,121          --
Cash received in merger with ALHI.......................        2,914          --          --
Other assets, net.......................................         (637)     (3,351)         --
                                                            ---------    --------    --------
     Net cash provided by investing activities..........        1,061      36,645      80,945
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in debt and capital securities, net..............       14,305          --      (9,861)
Allocation of shares in leveraged ESOP..................        1,295          --          --
Cash paid for demutualization distribution..............     (306,168)         --          --
Capital (contribution) to subsidiaries..................           --          --     (14,184)
Dividends paid to stockholders..........................      (11,971)         --          --
Other, net..............................................          173          --          --
                                                            ---------    --------    --------
     Net cash (used in) financing activities............     (302,366)         --     (24,045)
                                                            ---------    --------    --------
Net increase (decrease) in cash.........................     (256,384)    190,681      77,177
Cash at beginning of period.............................      267,913      77,232          55
                                                            ---------    --------    --------
Cash at end of period...................................    $  11,529    $267,913    $ 77,232
                                                            =========    ========    ========

See accompanying notes to condensed financial statements.

                                AMERUS GROUP CO.
                                (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     AmerUs Group Co. (the Company) is the parent company of its primary subsidiaries, AmerUs Life Insurance Company (AmerUs), AmVestors Financial Corporation (AmVestors), Delta Life Corporation (Delta), AmerUs Capital Management Group, Inc. (ACM) and AmerUs Properties, Inc. (API). The Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company's share of net income of its unconsolidated subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with AmerUs Group Co.'s consolidated financial statements.

(2) DEBT AND CAPITAL SECURITIES

     Debt and capital securities consists of the following (in thousands):

                                                                  2000        1999
                                                                --------    --------
Revolving Credit Agreement(A)...............................    $ 75,000    $  --
ESOP Note(B)................................................         683       --
Senior notes bearing interest at 6.95% due June 2005........     125,000       --
Junior Subordinated debentures bearing interest at
  8.85%(C)..................................................      71,560       --
Junior Subordinated debentures bearing interest at
  7.00%(D)..................................................     133,274       --
                                                                --------    --------
                                                                $405,517    $  --
                                                                ========    ========

---------------

(A) The revolving credit agreement provides for a maximum borrowing of $150 million with the balance maturing in October 2002. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

(B) In connection with the acquisition of AmVestors, the Company has a leveraged Employee Stock Ownership Plan (ESOP) which was sponsored by AmVestors for all AmVestors full-time employees with one year of service. The ESOP acquired AmVestors stock, which was subsequently exchanged for Company stock, through the proceeds of a note payable to American Investors Life Insurance Company, a subsidiary of AmVestors. The note bears interest at 7.0% and is payable in annual installments through December 31, 2002.

(C) The Company issued $88.66 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with capital securities issued by the trust. The debentures bear interest at the rate of 8.85% and mature February 1, 2027.

(D) The Company issued $149.4 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with adjustable conversion-rate equity security units issued by the trust. The debentures bear interest at the rate of 7.00% and mature July 27, 2003.

                                AMERUS GROUP CO.
                                (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     Maturities of long-term debt and capital securities are as follows for each of the five years ending December 31:

                                                              (IN THOUSANDS)
Year ending December 31:
     2001...................................................     $     --
     2002...................................................       75,683
     2003...................................................      133,274
     2004...................................................           --
     2005...................................................      125,000
  Thereafter................................................       71,560
                                                                 --------
                                                                 $405,517
                                                                 ========

(3) REORGANIZATION

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

     Prior to the conversion of the Company to a stock form, the Company was owned by individuals and entities who held insurance policies or annuity contracts issued by AmerUs (Members). In the conversion, which is referred to as a "demutualization", the Company distributed cash, policy credits and its newly issued common stock to its Members in exchange for their membership interests. The value of the distribution totaled approximately $792 million. Reorganization costs of $8.3 million, $5.3 million and none are included in the Company's expenses for the years ended December 31, 2000, 1999 and 1998, respectively. These costs consist primarily of legal, actuarial and consulting expenses associated with the Company's demutualization.

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

(4) PROPOSED COMBINATION

     On February 18, 2000, the Company and Indianapolis Life Insurance Company ( ILICO) entered into a definitive agreement for a combination of the companies. Under the original terms of the agreement, ILICO would demutualize and ILICO's members would receive cash, policy credits and stock equivalent to the value of
11.25 million shares of the Company's stock and ILICO would become a wholly-owned subsidiary of the Company. However, on September 18, 2000 the terms of the agreement were revised to reduce the consideration to the equivalent of the value of 9.3 million shares. The reduction in the number of shares was based on several factors, including increased expenses related to ILICO's demutualization, increased terminations of existing fixed annuities issued by ILICO's annuity subsidiary, and a decrease in revenues and

                                AMERUS GROUP CO.
                                (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

earnings in ILICO's annuity subsidiary operations. These factors were partially offset by stronger than expected performance of ILICO itself.

     As part of the agreement, the Company made an investment of $100 million in a downstream holding company of ILICO in February, 2000.

     ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At December 31, 2000, ILICO had total assets of $5.9 billion and insurance in force of $32.2 billion.

     The combination transaction is subject to normal closing conditions, including appropriate policyholder/ member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination into the Company to take place in the second quarter of 2001.

                                AMERUS GROUP CO.

                                  SCHEDULE III

                      SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                ($ IN THOUSANDS)

                                DEFERRED                                                                          BENEFITS,
                                 POLICY       FUTURE POLICY                OTHER POLICY                            CLAIMS,
                               ACQUISITION   BENEFITS, LOSSES                CLAIMS &                   NET        LOSSES &
                                 COSTS &      CLAIMS & LOSS     UNEARNED     BENEFITS     PREMIUM    INVESTMENT   SETTLEMENT
SEGMENT                           VOBA         EXPENSES(1)      PREMIUMS    PAYABLE(2)    REVENUE      INCOME      EXPENSES
-------                        -----------   ----------------   --------   ------------   --------   ----------   ----------
LIFE INSURANCE(3)
12/31/00.....................   $365,820        $2,741,400        $ --       $11,890      $252,157    $212,100     $382,515
12/31/99.....................   $388,093        $2,596,073        $ --       $16,891      $253,707    $202,517     $372,071
12/31/98.....................   $257,858        $2,638,249        $ --       $18,525      $249,439    $188,446     $370,154
ANNUITIES
12/31/00.....................   $539,923        $7,207,576        $ --       $    --      $ 21,820    $468,404     $343,220
12/31/99.....................   $469,253        $6,823,004        $ --       $    --      $ 25,122    $443,359     $337,983
12/31/98.....................   $330,191        $6,302,489        $ --       $    --      $ 29,610    $433,221     $339,293
OTHER
12/31/00.....................   $     --        $   17,372        $ --       $    --      $    230    $ 19,021     $    676
12/31/99.....................   $     --        $       --        $ --       $    --      $    136    $ 19,521     $    291
12/31/98.....................   $     --        $   17,801        $ --       $   322      $    326    $  8,202     $     21
TOTAL(3)
12/31/00.....................   $905,743        $9,966,348        $ --       $11,890      $274,207    $699,525     $726,411
12/31/99.....................   $857,346        $9,419,077        $ --       $16,891      $278,965    $665,397     $710,345
12/31/98.....................   $588,049        $8,958,539        $ --       $18,847      $279,375    $629,869     $709,468

                               AMORTIZATION
                               OF DEFERRED
                                  POLICY
                               ACQUISITION      OTHER
                                 COSTS &      OPERATING   PREMIUMS
SEGMENT                            VOBA       EXPENSES    WRITTEN
-------                        ------------   ---------   --------
LIFE INSURANCE(3)
12/31/00.....................    $36,053      $ 51,532      n/a
12/31/99.....................    $37,887      $ 57,784      n/a
12/31/98.....................    $48,684      $ 48,418      n/a
ANNUITIES
12/31/00.....................    $56,696      $ 52,554      n/a
12/31/99.....................    $50,230      $ 37,204      n/a
12/31/98.....................    $37,816      $ 37,563      n/a
OTHER
12/31/00.....................    $    --      $ 30,646      n/a
12/31/99.....................    $    --      $ 32,849      n/a
12/31/98.....................    $    --      $ 21,159      n/a
TOTAL(3)
12/31/00.....................    $92,749      $134,732      n/a
12/31/99.....................    $88,117      $127,837      n/a
12/31/98.....................    $86,500      $107,140      n/a

---------------

(1) Policy reserves, policyowner funds and dividends payable to policyowners

(2) Policy and contract claims

(3) Includes Closed Block amounts

                                AMERUS GROUP CO.

                                  SCHEDULE IV
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                         PERCENTAGE
                                                 CEDED TO      ASSUMED                   OF AMOUNT
                                     GROSS         OTHER      FROM OTHER       NET        ASSUMED
                                    AMOUNT       COMPANIES    COMPANIES      AMOUNT        TO NET
                                  -----------   -----------   ----------   -----------   ----------
                                                       (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Life insurance in force.........  $35,503,699   $25,208,439    $697,800    $10,993,060     6.35%
                                  ===========   ===========    ========    ===========     =====
Premiums
  Life insurance................  $    80,003   $    14,578    $  1,381    $    66,806     2.07%
  Annuities.....................       21,820            --          --         21,820       --%
  Other.........................        1,557         1,331           4            230     1.74%
                                  -----------   -----------    --------    -----------     -----
Total premiums..................  $   103,380   $    15,909    $  1,385    $    88,856     1.56%
                                  ===========   ===========    ========    ===========     =====
YEAR ENDED DECEMBER 31, 1999
Life insurance in force.........  $33,046,944   $ 5,616,065    $655,021    $28,085,900     2.33%
                                  ===========   ===========    ========    ===========     =====
Premiums
  Life insurance................  $    74,878   $    12,365    $  1,750    $    64,263     2.72%
  Annuities.....................       25,122            --          --         25,122       --%
  Other.........................        1,622         1,486          --            136       --%
                                  -----------   -----------    --------    -----------     -----
Total premiums..................  $   101,622   $    13,851    $  1,750    $    89,521     1.95%
                                  ===========   ===========    ========    ===========     =====
YEAR ENDED DECEMBER 31, 1998
Life insurance in force.........  $31,092,285   $ 3,778,838    $626,086    $27,939,533     2.24%
                                  ===========   ===========    ========    ===========     =====
Premiums
  Life insurance................  $    58,536   $     8,311    $  1,036    $    51,261     2.02%
  Annuities.....................       29,610            --          --         29,610       --%
  Other.........................        1,702         1,376          --            326       --%
                                  -----------   -----------    --------    -----------     -----
Total premiums..................  $    89,848   $     9,687    $  1,036    $    81,197     1.28%
                                  ===========   ===========    ========    ===========     =====

                                AMERUS GROUP CO.

                                   SCHEDULE V
                       VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 2000, 1999 AND 1998

                                                                               PROVISIONS
                                       BALANCE AT   CHARGED TO   CHARGED TO   ON MORTGAGES
                                       BEGINNING    COSTS AND    MORTGAGES      SOLD OR       BALANCE AT
                                       OF PERIOD     EXPENSES     ACQUIRED    TRANSFERRED    END OF PERIOD
                                       ----------   ----------   ----------   ------------   -------------
                                                                 (IN THOUSANDS)
Mortgage Loans
     2000...........................    $18,046      $  (150)     $(2,225)      $    --         $15,671
     1999...........................    $22,299      $   144      $(4,397)      $    --         $18,046
     1998...........................    $15,284      $(2,259)     $10,374       $(1,100)        $22,299