Form 10-Q
period 2001-03-31
AMERUS GROUP CO/IA
filed 2001-05-15
CIK 1051717

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                    ----------------------------------------

                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of each of the Registrant's classes of common stock on May 9, 2001 was as follows:

                                    Common Stock              30,025,629 shares

Exhibit index  - Page 47
Page 1 of 53

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION...................................................................    4

Item 1.       Financial Statements...............................................................    4

              Consolidated Balance Sheets
              March 31, 2001 (Unaudited) and December 31, 2000...................................    4

              Consolidated Statements of Income (Unaudited)
              For the Three Months Ended March 31, 2001 and 2000.................................    6

              Consolidated Statements of Comprehensive Income (Unaudited)
              For the Three Months Ended March 31, 2001 and 2000.................................    7

              Consolidated Statements of Stockholders' Equity
              For the Three Months Ended March 31, 2001 (Unaudited) and
              the Year Ended December 31, 2000...................................................    8

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2001 and 2000.................................    9

              Notes to Consolidated Financial Statements
              (Unaudited) .......................................................................   11

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition ...............................................................   23

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................   43


PART II - OTHER INFORMATION......................................................................   44

Item 1.       Legal Proceedings..................................................................   44

Item 4.       Submission of Matters to a Vote of Security Holders................................   44

Item 6.       Exhibits and Reports on Form 8-K...................................................   45


Signatures.......................................................................................   46

Index to Exhibits................................................................................   47

SAFE HARBOR STATEMENT

         All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations, liquidity or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies;
(8) ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are particularly important to the sale of its products; (9) the performance of the investment portfolio; (10) the impact of purchase accounting adjustments; (11) the Indianapolis Life Insurance Company anticipated completion dates; and (12) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                           March 31,     December 31,
                                                             2001           2000
                                                          -----------------------------
                                                          (unaudited)
 Assets
 Investments:
     Securities available-for-sale at fair value:
        Fixed maturity securities                          $ 8,612,195   $ 8,261,647
        Equity securities                                      162,247       152,903
        Short-term investments                                  13,198        20,861
     Fixed maturity securities held for trading purposes        36,441          --
     Loans                                                     563,638       534,857
     Real estate                                                 1,925         3,226
     Policy loans                                              311,123       312,662
     Other investments                                         294,868       320,650
                                                           -------------------------
                 Total investments                           9,995,635     9,606,806

Cash and cash equivalents                                       44,517        65,485
Accrued investment income                                      123,356       114,034
Premiums, fees and other receivables                             8,086         9,652
Income taxes receivable                                          2,987          --
Reinsurance receivables                                          8,941         6,529
Deferred policy acquisition costs                              423,293       437,312
Value of business acquired                                     430,601       468,430
Goodwill                                                       186,420       183,491
Property and equipment                                          55,287        56,101
Other assets                                                   483,164       491,296
Assets of discontinued operations                               31,401        32,386
                                                           -------------------------
                 Total assets                              $11,793,688   $11,471,522
                                                           =========================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                                           March 31,      December 31,
                                                                                             2001            2000
                                                                                         -----------     ------------
                                                                                          (unaudited)
Liabilities and Stockholders' Equity
Policy reserves and policyowner funds:
     Future life and annuity policy benefits                                             $  9,712,279    $  9,482,625
     Policyowner funds                                                                        324,906         325,251
                                                                                         ----------------------------
                                                                                           10,037,185       9,807,876

Accrued expenses and other liabilities                                                        225,412         216,451
Dividends payable to policyowners                                                             180,080         158,473
Policy and contract claims                                                                     11,815          11,890
Income taxes payable                                                                             --             8,825
Deferred income taxes                                                                          46,954           5,904
Notes and contracts payable                                                                   199,507         215,627
Liabilities of discontinued operations                                                         19,065          14,806
                                                                                         ----------------------------
                 Total liabilities                                                         10,720,018      10,439,852

Company-obligated mandatorily redeemable preferred
     capital securities of subsidiary trusts holding solely
     junior subordinated debentures of the Company                                            197,691         197,691
Stockholders' equity:
     Preferred Stock, no par value, 20,000,000 shares
        authorized, none issued                                                                  --              --
     Common Stock, no par value, 230,000,000 shares
        authorized;  30,018,217 shares issued and
        outstanding in 2001 (net of 3,893 treasury shares)
        and 30,011,034 shares issued and outstanding
        in 2000                                                                                30,018          30,011
     Paid-in capital                                                                          810,079         809,894
     Accumulated other comprehensive income (loss)                                             18,984         (11,164)
     Unearned compensation                                                                       (122)           (146)
     Unallocated ESOP shares                                                                     (683)           (683)
     Retained earnings                                                                         17,703           6,067
                                                                                         ----------------------------
                 Total stockholders' equity                                                   875,979         833,979
                                                                                         ----------------------------
                 Total liabilities and stockholders' equity                              $ 11,793,688    $ 11,471,522
                                                                                         ============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (Unaudited)


                                                              For The Three Months Ended
                                                               March 31,
                                                                 2001            2000
                                                            ----------------------------
Revenues:
    Insurance premiums                                      $     66,592    $     69,125
    Universal life and annuity product charges                    24,266          23,277
    Net investment income                                        181,128         173,612
    Realized/unrealized gains (losses) on investments            (39,835)          2,903
    Other income                                                  10,332           6,533
                                                            ----------------------------
                                                                 242,483         275,450
                                                            ----------------------------
Benefits and expenses:
    Policyowner benefits                                         129,909         163,704
    Underwriting, acquisition and other expenses                  31,334          26,997
    Reorganization costs                                            --             1,210
    Amortization of deferred policy acquisition costs
       and value of business acquired                             25,271          26,047
    Dividends to policyowners                                     19,158          16,169
                                                            ----------------------------
                                                                 205,672         234,127
                                                            ----------------------------
Income from continuing operations                                 36,811          41,323
Interest expense                                                   7,332           7,145
                                                            ----------------------------

Income before income tax expense and minority interest            29,479          34,178
Income tax expense                                                10,021          12,587
Minority interest                                                   --             6,606
                                                            ----------------------------
Net income from continuing operations                             19,458          14,985
Discontinued operations (net of tax):
    Income (loss) from discontinued operations                       414            (205)
                                                            ----------------------------
Net income before cumulative effect of change in
    accounting for derivatives                                    19,872          14,780
Cumulative effect of change in accounting for
    derivatives, net of tax                                       (8,236)           --
                                                            ----------------------------
Net income                                                  $     11,636    $     14,780
                                                            ============================

Net income from continuing operations per common share:
    Basic                                                   $       0.65    $       0.86
                                                            ============================
    Diluted                                                 $       0.64    $       0.86
                                                            ============================

Net income from discontinued operations per common share:
    Basic                                                   $       0.01    $      (0.01)
                                                            ============================
    Diluted                                                 $       0.01    $      (0.01)
                                                            ============================

Net income per common share:
    Basic                                                   $       0.39    $       0.85
                                                            ============================
    Diluted                                                 $       0.38    $       0.85
                                                            ============================

Weighted average common shares outstanding:
    Basic                                                     29,973,039      17,390,165
                                                            ============================
    Diluted                                                   30,365,387      17,453,374
                                                            ============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (Unaudited)


                                                                 For The Three Months Ended
                                                                         March 31,
                                                                    2001              2000
                                                                 --------------------------
Net income                                                       $ 11,636         $ 14,780

Other comprehensive income, before tax:
     Unrealized gains (losses) on securities:
         Transfer related to unrealized gain on available-
            for-sale securities reclassified to trading               662             --
         Unrealized holding gains arising during period            34,210            9,050
         Less:  reclassification adjustment for gains (losses)
            included in net income                                 (7,415)           3,550
                                                                 -------------------------
     Other comprehensive income, before tax                        42,287            5,500
     Income tax (expense) related to items of other
         comprehensive income                                     (14,800)          (1,925)
                                                                 -------------------------
                                                                   27,487            3,575
     Amounts attributable to:
         Minority interest                                           --             (1,693)
         Change in accounting for derivatives                       2,661             --
                                                                 -------------------------
     Other comprehensive income, net of taxes                      30,148            1,882
                                                                 -------------------------

Comprehensive income                                             $ 41,784         $ 16,662
                                                                 =========================


 See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 March 31, 2001
                                ($ in thousands)


                                                                                  Accumulated
                                                                     Additional      Other
                                                                      Paid-In    Comprehensive    Unearned
                                                      Common Stock    Capital    Income (Loss)  Compensation
                                                      ---------------------------------------------------------
Balance at December 31, 1999                           $    --      $    --      $ (78,628)       $    (187)
2000:
      Net income                                            --           --           --               --
      Net unrealized gain (loss) on securities              --           --         67,641             --
      Stock issued under various incentive
          plans, net of forfeitures                            6          169         --                105
      Dividends declared on common stock                    --           --           --               --
      Allocation of shares in leveraged ESOP                --            600         --               --
      Minority interest ownership changes                   --           --           (177)            --
      Acquisition of minority interest                    12,615      285,405         --               --
      Demutualization of AmerUs Group                     17,390      518,535         --                (64)
      Other                                                 --          5,185         --               --
                                                       ----------------------------------------------------
Balance at December 31, 2000                           $  30,011    $ 809,894    $ (11,164)       $    (146)
                                                       ====================================================

2001:  (unaudited)
      Net income                                            --           --           --               --
      Change in accounting for derivatives                  --           --          2,661             --
      Transfer related to unrealized gain on
          available-for-sale securities reclassified
          to trading                                        --           --            662             --
      Net unrealized gain (loss) on securities              --           --         29,634             --
      Net unrealized gain (loss) on derivatives
          designated as cash flow hedges                    --           --         (2,809)            --
      Stock issued under various incentive
          plans, net of forfeitures                           17          474         --                 24
      Purchase of treasury stock                             (10)        (289)        --               --
                                                       ----------------------------------------------------
Balance at March 31, 2001                              $  30,018    $ 810,079    $  18,984        $    (122)
                                                       ====================================================

                                                       Unallocated                               Total
                                                         ESOP       Unassigned    Retained    Stockholders'
                                                         Shares       Surplus     Earnings       Equity
                                                       ----------------------------------------------------
Balance at December 31, 1999                           $    (797)   $ 840,962    $    --      $ 761,350

2000:
      Net income                                            --         33,801       18,039       51,840
      Net unrealized gain (loss) on securities              --           --           --         67,641
      Stock issued under various incentive
          plans, net of forfeitures                         --            273         --            553
      Dividends declared on common stock                    --           --        (11,972)     (11,972)
      Allocation of shares in leveraged ESOP                 695         --           --          1,295
      Minority interest ownership changes                     (2)          94         --            (85)
      Acquisition of minority interest                      --           --           --        298,020
      Demutualization of AmerUs Group                       (579)    (875,130)        --       (339,848)
      Other                                                 --           --           --          5,185
                                                       ------------------------------------------------
Balance at December 31, 2000                           $    (683)   $    --      $   6,067    $ 833,979
                                                       ================================================

2001:  (unaudited)
      Net income                                            --           --         19,872       19,872
      Change in accounting for derivatives                  --           --         (8,236)      (5,575)
      Transfer related to unrealized gain on
          available-for-sale securities reclassified
          to trading                                        --           --           --            662
      Net unrealized gain (loss) on securities              --           --           --         29,634
      Net unrealized gain (loss) on derivatives
          designated as cash flow hedges                    --           --           --         (2,809)
      Stock issued under various incentive
          plans, net of forfeitures                         --           --           --            515
      Purchase of treasury stock                            --           --           --           (299)
                                                       ------------------------------------------------
Balance at March 31, 2001                              $    (683)   $    --      $  17,703    $ 875,979
                                                       ================================================


See accompanying notes to consolidated financial statements.

                                   AMERUS GROUP CO.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($ in thousands)
                                     (Unaudited)


                                                            For The Three Months Ended
                                                                      March 31,
                                                                2001         2000
                                                           ---------------------------
Cash flows from operating activities:
     Net Income                                               $  11,636    $  14,780
     Less:  (Income) loss from discontinued operations             (414)         205
     Less:  Cumulative effect of change in accounting
                for derivatives                                   8,236         --
                                                              ----------------------
                                                                 19,458       14,985

     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Policyowner assessments on universal life
           and annuity products                                 (17,448)     (16,636)
        Interest credited to policyowner account
           balances                                              84,075       79,092
        Change in option value of equity-indexed annuity
           reserves                                             (34,969)        --
        Realized/unrealized investment (gains) losses            39,835       (2,903)
        Goodwill amortization                                     1,943        2,062
        VOBA amortization                                        18,492        8,983
        Minority interest                                          --          6,606
     Change in:
        Accrued investment income                                (9,322)      (9,590)
        Reinsurance receivables                                  (2,412)      11,086
        Fixed maturity securities held for trading purposes     (10,049)        --
        Deferred policy acquisition costs                       (45,293)     (31,440)
        Liabilities for future policy benefits                    5,055       33,185
        Policy and contract claims and other
           policyowner funds                                       (307)      (1,266)
        Income taxes:
           Current                                              (11,812)     (12,786)
           Deferred                                              15,364       13,241
     Other, net                                                 (32,007)     (26,055)
                                                              ----------------------
        Net cash provided by (used in) operating activities      20,603       68,564
                                                              ----------------------

Cash flows from investing activities:
     Purchase of fixed maturities available-for-sale           (860,573)    (599,671)
     Maturities, calls and principal reductions of
        fixed maturities available-for-sale                     655,308      463,740
     Purchase of equity securities                              (43,010)    (109,636)
     Proceeds from sale of equity securities                     34,649        3,178
     Change in short-term investments, net                        7,241         --
     Purchase of loans                                          (21,443)     (23,990)

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                              For The Three Months Ended
                                                                     March 31,
                                                                 2001         2000
                                                             --------------------------
     Proceeds from repayment and sale of loans                    14,212      146,737
     Purchase of real estate and other invested assets           (19,060)     (33,680)
     Proceeds from sale of real estate and other
         invested assets                                          13,695       39,513
     Change in policy loans, net                                   1,539       (4,190)
     Other assets, net                                            (4,433)      (2,407)
     Purchase of minority interest                                  --         (1,522)
                                                               ----------------------
         Net cash (used in) investing activities                (221,875)    (121,928)
                                                               ----------------------

Cash flows from financing activities:
     Deposits to policyowner account balances                    548,022      325,060
     Withdrawals from policyowner account balances              (351,814)    (344,565)
     Change in debt, net                                         (16,120)     (13,034)
     Dividends to shareholders                                      --         (1,265)
     Other, net                                                      216          208
                                                               ----------------------

         Net cash provided by (used in) financing activities     180,304      (33,596)
                                                               ----------------------

         Net increase (decrease) in cash                         (20,968)     (86,960)

Cash and cash equivalents at beginning of period                  65,485      297,698
                                                               ----------------------

Cash and cash equivalents at end of period                     $  44,517    $ 210,738
                                                               ======================

Supplemental disclosure of cash activities:

     Interest paid                                             $   7,833    $   7,377
                                                               ======================
     Income taxes paid                                         $   3,495    $  11,613
                                                               ======================


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

     The acquisition of the ALHI minority interest by the Company was accounted for as a purchase and, accordingly, 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company's results of operations on the line titled "Minority interest" on the Company's Consolidated Statements of Income. From the acquisition date forward, the Company's results of operations include 100% of these earnings.

CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 (see further discussion in Management's Discussion and Analysis). For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

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

     The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), defined as policy acquisition costs, are deferred. The method of amortizing deferred policy acquisition costs for life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company's statutory surplus. Non-participating life insurance deferred policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. Deferred policy acquisition costs for participating policies are amortized as an expense primarily in proportion to expected profits or margins from such policies. This amortization is adjusted when current or estimated future gross profits or margins on the underlying policies vary from previous estimates. For example, the amortization of deferred policy acquisition costs is accelerated when policy terminations are higher than originally estimated or when investments supporting the policies are sold at a gain prior to their anticipated maturity. Death and other policyowner benefits reflect exposure to mortality risk and fluctuate from period to period based on the level of claims incurred within insurance retention limits. The profitability of the Company is primarily affected by expense levels, interest spread results (i.e. the excess of investment earnings over the interest credited to policyowners) and fluctuations in mortality, persistency and other policyowner benefits. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyowner dividends or cost of insurance charges.

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method.

(2)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment as of January 1, 2001 upon adoption of the standard to recognize its derivative instruments at fair value resulting in a pre-tax reduction to income of $12.4 million ($8.2 million after-tax) and an increase to Accumulated Other Comprehensive Income (AOCI) of $2.7 million. The reduction to income, which is classified as a "cumulative effect of change in accounting for derivatives, net of tax" in the Consolidated Statements of Income, is attributable to losses on basis swaps that were natural hedges and losses on interest rate swaps reclassified from AOCI that have been redesignated as cash flow hedges of floating rate funding agreement liability effective January 1, 2001. In addition, the reduction to income includes adjustments to fair value for options being used to hedge embedded options contained within equity-indexed annuity products. The increase in AOCI, which is classified as "change in accounting for derivatives" in the Consolidated Statements of Comprehensive Income, is attributable to the reclassification of the interest rate swap's fair value adjustment from AOCI to the Consolidated Statements of Income.

     The Company uses financial instruments, including options, futures, swaps, caps and swaptions to reduce its exposure to changes in interest rates and to manage duration mismatches. The Company also uses call options to hedge equity-indexed annuity products. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. Although the Company is subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company only enters into transactions with highly-rated counterparties. The Company is not a party to leveraged derivatives.

     Initially, upon adoption of the new derivative accounting requirements, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or (3) a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item and which does not meet the accounting hedge criteria for SFAS No. 133 (a natural hedge).

     For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported net in the Consolidated Statements of Income. The effective portion of the changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in AOCI. When the hedged cash transaction is realized, the gain or loss included in AOCI is reported net in the Consolidated Statements of Income with the hedge cash transaction item. In addition, the ineffective portion of the changes in the fair value of derivatives designated as cash flow hedges are reported in net investment income in the Consolidated Statements of Income. For derivatives designated as a natural hedge, changes in fair value are classified as realized/unrealized gains (losses) on investments in the Consolidated Statements of Income.

     The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Free standing derivatives are recorded in the Consolidated Balance Sheets at fair value in other assets and option derivatives embedded in equity-indexed annuity products are marked to fair value and classified in the Consolidated Balance Sheets as "policy reserves and policyowner funds." This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions, other than natural hedges, are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When a determination is made that a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting.

     To manage interest rate risk, the Company has entered into interest rate swaps that effectively fix the interest payments of a floating rate funding agreement liability. These interest rate swap agreements are accounted for as cash flow hedges.

     The Company has equity-indexed annuity products that guarantee the return of principal to the customer and credits interest based on a percentage of the gain in the Standard & Poor's 500 Composite Stock Price Index(R) (S&P 500 Index). A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 Index call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 Index. The amounts to be paid or received pursuant to these agreements are accrued and recognized in income over the life of the agreements. Both call options held by the Company and the options embedded in the policy, which the Company has designated as a natural hedge, are valued at fair value. The change in fair value for the call options is included in realized/unrealized gains (losses) on investments and the change in fair value of the embedded options is included in policyowner benefits in the Consolidated Statements of Income.

     During the first quarter of 2001, realized/unrealized gains (losses) on investments included an unrealized loss of $33.3 million from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed annuities. Policyowner benefits included an offsetting adjustment from fair value changes in options embedded within the equity-indexed products of $35.0 million. In addition, basis swaps were terminated during the quarter and an increase in fair value of $1.8 million on those swaps was included in net investment income. AOCI included an unrealized loss of $2.8 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability. The Company estimates that $0.5 million of derivative losses included in AOCI will be reclassified into earnings within the next twelve months. The ineffectiveness of the interest rate swap cash flow hedge was not considered significant for the first quarter of 2001.

     The following table summarizes the impact of adopting SFAS No. 133 in the cumulative effect of charge in accounting for derivatives as of January 1, 2001 and the derivative activity in the first quarter of 2001:

                                                          Cumulative Effect of
                                                          Change in Accounting            Quarter
                                                            for Derivatives                Ended
                                                            January 1, 2001           March 31, 2001
                                                          ---------------------     ------------------
Basis swaps (A)                                              $   (921)                 $   --
Separate account swap (B)                                      (4,100)                     --
Options on equity-indexed annuities                            (4,056)                  (33,290)
Equity-indexed annuity liabilities                             (1,335)                   34,969
Deferred (loss) (C)                                              (899)                     --
Deferred policy acquisition cost amortization impact of
     net equity-indexed annuity adjustments                    (1,127)                     (773)
                                                             --------                  --------
     Pre-tax total                                            (12,438)                      906
     Income taxes                                               4,202                      (317)
                                                             --------                  --------
     After-tax total                                         $ (8,236)                 $    589
                                                             ========                  ========

(A) Terminated during first quarter 2001.
(B)  Future adjustments are through AOCI.
(C)  Balance eliminated in transition adjustment.


     The cumulative effect of change in accounting for derivatives per common share in the first quarter 2001 was:

                  Basic                                       $0.27
                  Diluted                                     $0.27

Weighted average common shares outstanding:

                  Basic                                       29,973,039
                  Diluted                                     30,365,387

(3)  CLOSED BLOCK

     The Closed Block was established on June 30, 1996 in connection with the reorganization of AmerUs to a stock form. Insurance policies which had a dividend scale in effect as of June 30, 1996, were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the reorganization of AmerUs, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization if the experience underlying such scales and credits continues. Effective with the first quarter of 2001, the Company has adopted the Accounting Standards Executive Committee's Statement of Position 00-3 (SOP 00-3) "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Holding Companies and for Certain Long-Duration Participating Contracts." The provisions of SOP 00-3 required the Company to modify its presentation of the Closed Block in its Consolidated Financial Statements to no longer show the operations of the Closed Block and the assets and liabilities of the Closed Block as single line items. In addition, the SOP required the Company to report unrealized gains and losses on Closed Block investments as a component of the Closed Block policyholder dividend obligation rather than AOCI. At March 31, 2001, there was an unrealized gain of $22.5 million included in the policyholder dividend obligation.

     Summarized financial information of the Closed Block balance sheet as of March 31, 2001 and December 31, 2000 and statements of income for the three months ended March 31, 2001 and 2000 are as follows:

                                                        March 31,   December 31,
                                                          2001         2000
                                                      --------------------------
                                                      (unaudited)
($ in thousands)

Assets:
Securities available-for-sale at fair value:
      Fixed maturity securities                        $1,221,995   $1,191,592
Policy loans                                              201,470      201,092
Other investments                                           5,296        2,934
Cash and cash equivalents                                   5,853        3,025
Accrued investment income                                  16,389       16,811
Premiums and fees receivable                                1,075        7,062
Deferred policy acquisition costs                          46,154       48,126
Value of business acquired                                 69,688       71,830
Other assets                                               46,669       41,885

                                                       -----------------------
           Total Assets                                $1,614,589   $1,584,357
                                                       =======================

Liabilities:
Future life and annuity policy benefits                $1,659,319   $1,654,784
Policyowner funds                                           5,290        5,081
Accrued expenses and other liabilities                     36,552       34,689
Dividends payable to policyowners                         176,076      154,603
Policy and contract claims                                  6,609        5,495

                                                       -----------------------
           Total Liabilities                           $1,883,846   $1,854,652
                                                       =======================


                                                    Three Months Ended March 31,
                                                        2001        2000
                                                    ----------------------------
Revenues and expenses:
Insurance premiums                                  $ 44,848        $ 48,974
Universal life and annuity product charges             3,314           3,091
Net investment income                                 29,393          27,294
Realized gains (losses) on investments                   244              40
Policyowner benefits                                 (48,823)        (53,951)
Underwriting, acquisition and other expenses            (766)           (828)
Amortization of deferred policy acquisition costs
      and value of business acquired                  (4,114)         (3,727)
Dividends to policyowners                            (17,627)        (15,033)
                                                    ------------------------
Contribution from the Closed Block
      before income taxes                           $  6,469        $  5,860
                                                    ========================

(4)  DEBT AND CAPITAL SECURITIES

     Debt consists of the following:

                                                    March 31,      December 31,
                                                       2001            2000
                                                  -------------   -------------
                                                  (unaudited)
($ in thousands)

Federal Home Loan Bank community investment
     long-term advances with a weighted average
     interest rate of 6.28% at March 31, 2001 (A)   $ 15,507          $ 15,627

Senior notes bearing interest at 6.95%
     due June, 2005                                  125,000           125,000

Revolving credit agreement                            59,000            75,000
                                                    --------          --------

                                                    $199,507          $215,627
                                                    ========          ========
AmerUs Capital I 8.85 % Capital
     Securities Series A due
     February 1, 2007                               $ 68,900          $ 68,900

AmerUs Capital II 7.00 % Adjustable
     Conversion-rate Equity Security
     Units are due July 27, 2003  (B)                128,791           128,791
                                                    --------          --------

                                                    $197,691          $197,691
                                                    ========          ========


(A) The Company has multiple credit arrangements with the Federal Home Loan Bank
(FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at March 31, 2001. These borrowings are secured and interest is payable at the current rate at the time of any advance.

(B) The annual distribution rate paid on the ACES units was reset effective April 27, 2001 to 7.819%. The previous annual distribution rate was 6.86%. Each holder of a unit is entitled to receive a quarterly cash payment which consists of interest on the Quarterly Income Preferred Security (QUIPS) at the annual distribution rate plus contract fees of 0.14%. A call option which permitted Goldman Sachs & Co., an investment banking firm and lead underwriter of the security, to acquire the QUIPS portion of the ACES Unit has expired without exercise.

     For an additional discussion of the terms of the above indebtedness refer to the Company's consolidated financial statements as of December 31, 2000.

(5)  FEDERAL INCOME TAXES

     The effective income tax rate for the three months ending March 31, 2001 and 2000 varied from the prevailing corporate rate primarily as a result of goodwill amortization, non-deductible reorganization costs, low income housing and rehabilitation credits, and tax exempt income.

(6)  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make future capital contributions to various partnerships of up to $7.8 million. The Company has also agreed to loan up to $6.9 million to newly formed partnerships.

     The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit, guarantees and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company has also guaranteed two loans for a fee. At March 31, 2001, outstanding commitments to extend credit totaled approximately $34.9 million and loan guarantees totaled approximately $6.2 million.

     The Company has an agreement with Bank One, N.A. whereby the Company guarantees the payment of loans made to certain of the Company's managers and executives for the purpose of purchasing Common Stock and ACES pursuant to the Executive Stock Purchase Program. The liability of the Company in respect to the principal amount of loans is limited to $25 million. The Company has also guaranteed interest and all other fees and obligations owing on the loans. Each participant in the program has agreed to repay the Company for any amounts paid by the Company under the guarantee in accordance with a reimbursement agreement entered into between the participant and the Company.

     AmerUs and its joint venture partner, Ameritas Life Insurance Corp. (Ameritas), are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company (AVLIC), cannot meet its obligations. At March 31, 2001, AVLIC had statutory assets of $2,212.5 million, liabilities of $2,151.2 million, and surplus of $61.3 million. AmerUs also has an outstanding commitment to lend AMAL Corporation (AMAL), AVLIC's parent company, approximately $2.7 million upon AMAL's request before September 1, 2001.

     In the ordinary course of business, the Company and its subsidiaries are engaged in certain litigation, none of which management believes is material to the Company's results of operations.

(7)  ACQUISITIONS

     Under the terms of the joint venture AmerUs participates in with Ameritas, AmerUs had an option to purchase an additional 5% to 15% of AMAL if certain premium growth targets are met. AmerUs met the premium growth target requirement for one 5% purchase option in January 2001. AmerUs exercised the option on March 28, 2001 and acquired an additional 5% ownership interest in AMAL for $7.2 million. AmerUs' ownership percentage in AMAL is now 39% and AmerUs' option is now to purchase an additional 5% to 10% of AMAL.

(8)  PROPOSED COMBINATION

     On February 18, 2000, the Company and Indianapolis Life Insurance Company (ILICO) entered into a definitive agreement for a combination of the companies. Under the original terms of the agreement, ILICO would demutualize and ILICO's members would receive cash, policy credits and stock equivalent to the value of
11.25 million shares of the Company's stock and ILICO would become a wholly-owned subsidiary of the Company. However, on September 18, 2000 the terms of the agreement were revised to reduce the consideration to the value of 9.3 million shares. The reduction in the number of shares was based on several factors, including increased expenses related to ILICO's demutualization, increased terminations of existing fixed annuities issued by ILICO's annuity subsidiary, and a decrease in revenues and earnings in ILICO's annuity subsidiary operations. These factors were partially offset by stronger than expected performance of ILICO itself.

     As part of the transaction, the Company made an investment of $100 million in a downstream holding company of ILICO in February, 2000.

     ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At March 31, 2001, ILICO had total assets of $5.8 billion and insurance in force of $32.6 billion.

     The combination transaction is subject to normal closing conditions, including certain approvals. The Company expects the demutualization of ILICO and combination into the Company to take place in the second quarter of 2001.

(9)  OPERATING SEGMENTS

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

     Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. There have been no material changes in segment assets since December 31, 2000.

     Operating segment income is as follows:

 Operating Segment Income
 ($ in thousands)

 For The Three Months Ended March 31, 2001


                                                                                                            Total
                                                              Life Insurance     Annuities    All Other   Consolidated
                                                              --------------------------------------------------------
Revenues:
     Insurance premiums                                       $  61,951         $   4,613    $      28    $  66,592
     Universal life and annuity product charges                  17,134             7,132         --         24,266
     Net investment income                                       53,031           127,188          909      181,128
     Core realized/unrealized gains (losses) on investments         244           (32,638)        --        (32,394)
     Other income                                                  --               8,057        2,275       10,332
                                                              -----------------------------------------------------
                                                                132,360           114,352        3,212      249,924
Benefits and expenses:
     Policyowner benefits                                        74,532            55,388          (11)     129,909
     Underwriting, acquisition, and other expenses               14,140            14,517        2,677       31,334
     Amortization of deferred policy acquisition costs
        and value of business acquired, net of
        non-core adjustment of ($2,317)                           9,609            17,979         --         27,588
     Dividends to policyowners                                   19,158              --           --         19,158
                                                              -----------------------------------------------------
                                                                117,439            87,884        2,666      207,989
                                                              -----------------------------------------------------
Adjusted pre-tax operating income                             $  14,921         $  26,468    $     546       41,935
                                                              =========================================
     Non-core realized (losses) on investments                                                               (7,441)
     Amortization of deferred policy acquisition costs
         due to non-core realized gains or losses                                                             2,317
     Reorganization costs                                                                                     --
                                                                                                          ---------
 Income from continuing operations                                                                           36,811
 Interest (expense)                                                                                          (7,332)
 Income tax (expense)                                                                                       (10,021)
 Minority interest                                                                                             --
 Income from discontinued operations, net of tax                                                                414
 Cumulative effect of change in accounting for derivatives, net of tax                                       (8,236)
                                                                                                          ---------
         Net income                                                                                       $  11,636
                                                                                                          =========

 Operating Segment Income
 ($ in thousands)

 For The Three Months Ended March 31, 2000

                                                                                                         Total
                                                          Life Insurance     Annuities    All Other   Consolidated
                                                         ---------------------------------------------------------
 Revenues:
     Insurance premiums                                  $  63,281          $   5,883   $     (39)   $  69,125
     Universal life and annuity product charges             14,787              8,490        --         23,277
     Net investment income                                  52,958            113,686       6,968      173,612
     Core realized/unrealized gains on investments              40              2,294        --          2,334
     Other income                                             --                4,165       2,368        6,533
                                                         -----------------------------------------------------
                                                           131,066            134,518       9,297      274,881
 Benefits and expenses:
     Policyowner benefits                                   75,957             87,575         172      163,704
     Underwriting, acquisition, and other expenses          10,612             11,390       4,995       26,997
     Amortization of deferred policy acquisition costs
        and value of business acquired, net of
        non-core adjustment of $620                          9,537             15,890        --         25,427
     Dividends to policyowners                              16,169               --          --         16,169
                                                         -----------------------------------------------------
                                                           112,275            114,855       5,167      232,297
                                                         -----------------------------------------------------
 Adjusted pre-tax operating income                       $  18,791          $  19,663   $   4,130       42,584
                                                         ========================================
      Non-core realized gains on investments                                                               569
      Amortization of deferred policy acquisition costs
         due to non-core realized gains or losses                                                         (620)
      Reorganization costs                                                                              (1,210)
                                                                                                     ---------
 Income from continuing operations                                                                      41,323
 Interest (expense)                                                                                     (7,145)
 Income tax (expense)                                                                                  (12,587)
 Minority interest                                                                                      (6,606)
 Income from discontinued operations, net of tax                                                          (205)
 Cumulative effect of change in accounting for derivatives, net of tax                                    --
                                                                                                      --------
         Net income                                                                                   $ 14,780
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


NATURE OF OPERATIONS

     The Company is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company also owns a real estate management company through which it conducts limited real estate management, development, syndication and marketing activities. The Company has two reportable operating segments: Life Insurance and Annuities. The Life Insurance segment's primary product offerings consist of whole life, universal life and term life insurance policies. The primary product offerings of the Annuity segment are individual fixed annuities.

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

                                                For the Three Months Ended
                                                       March 31,
                                                 2001            2000
                                            -------------------------------
($ in thousands, except per share data)
Net Income                                  $     11,636    $     14,780
Net non-core realized (gains) losses (A)           4,817          (1,357)
Net amortization of deferred policy
        acquisition costs due to non-core
        realized gains or losses (B)              (1,506)            234
Reorganization costs (C)                            --             1,021
Discontinued operations (D)                         (414)            205
Cumulative effect of change in
        accounting for derivatives (E)             8,236            --
                                            -----------------------------
Adjusted Net Operating Income               $     22,769    $     14,883
                                            ============================

Adjusted Net Operating Income
        per common share (F):
             Basic                          $       0.76    $       0.86
                                            ============================
             Diluted                        $       0.75    $       0.85
                                            ============================

 Weighted average common
        shares outstanding (F):
             Basic                            29,973,039      17,390,165
                                            ============================
             Diluted                          30,365,387      17,453,374
                                            ============================


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

(E) Represents the cumulative effect of change in accounting for derivatives, net of tax, resulting from the Company's adoption of SFAS Nos. 133 and 138. These Statements are effective for fiscal years beginning after June 15, 2000.

(F) The Company was formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. At that time, the Company distributed 17.4 million shares of its common stock to its former members and exchanged its common stock for the 12.9 million shares of common stock held by the public in ALHI on a one-for-one basis. The Company's operating income is primarily from its former subsidiary, ALHI. The Company has owned shares of ALHI common stock since 1996. Adjusted net operating income per share has been calculated on the basis that the shares of stock the Company owned of ALHI were distributed to members and outstanding from January 1, 1996 and the shares exchanged for ALHI shares were outstanding from the date of demutualization.

     Adjusted net operating income increased $7.9 million to $22.8 million, or $0.75 per diluted share, for the first quarter of 2001 compared to $14.9 million, or $0.85 per diluted share, for the first quarter of 2000. The increase in adjusted net operating income in 2001 was primarily attributable to the reduction in income applicable to the minority interest, growth in invested assets, and increased spreads. These changes are analyzed further in the operating segment discussion. While total adjusted net operating income increased between first quarter periods, adjusted net operating income per diluted share decreased. As explained in footnote (F) above, the diluted earnings per share is a pro forma calculation since the Company did not actually issue shares until its demutualization on September 20, 2000. The number of shares that the Company owned of ALHI has been used in the pro forma calculation since ALHI was the primary source of operating income for the Company. However, in the first quarter of 2000, the Company also had approximately $2.0 million of after-tax operating income from cash equivalents it held. These cash equivalents were distributed to the Company's former Members in October 2000 in connection with the Company's reorganization discussed previously, and therefore are no longer a source of operating income for the Company. For comparison purposes with the Company's on-going operating structure, ALHI's diluted adjusted net operating income per share was $0.65 for the first quarter of 2000 and ALHI's adjusted net operating income was $19.5 million.

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

SALES

     LIFE INSURANCE

     The following table sets forth information regarding the Company's life insurance sales activity by product:


                                            Sales Activity by Product
                                      Direct First Year Annualized Premiums
                                      For the Three Months Ended March 31,
                                          2001              2000
                                      -------------------------------------
($ in thousands)

Traditional life insurance:
     Participating whole life              $ 2,012        $ 3,768
     Term life                               1,403          2,879
Universal life                               1,649          4,230
Equity-indexed universal life                5,269            333
                                          -----------------------
     Total                                $ 10,333       $ 11,210
                                          =======================


     Life insurance sales as measured by annualized premiums were $10.3 million in the first quarter of 2001 compared to $11.2 million in the first quarter of 2000. As expected, term life sales declined fifty percent from first quarter 2000 as last year's sales were temporarily boosted by higher consumer demand driven by legislative changes taking effect January 1, 2000 which were anticipated to impact term product pricing. In addition, the Company has introduced several new universal life products over the past two years which has resulted in the shift in sales from participating life and term life products to universal life products as noted in the table above. In particular, the Company has introduced equity-indexed universal life products which allow the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based on increases in the S&P 500 Index, excluding dividends. The earnings credit is subject to a participation rate and an annual cap. In the first quarter of 2001, sales of these products were $5.3 million as compared to $0.3 million for the same period a year ago. The Company anticipates continued higher sales of these products as compared to last year.

     The following table sets forth the Company's life insurance collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:


                                           Collected Premiums by Product
                                         For the Three Months Ended March 31,
                                              2001              2000
                                        ------------------------------------
($ in thousands)

Individual life premiums collected:
      Traditional life:
           First year and single            $  20,064       $  21,552
           Renewal                             49,200          47,497
                                            -------------------------

           Total                               69,264          69,049

      Universal life:
           First year and single               11,355           7,612
           Renewal                             19,821          19,239
                                            -------------------------

           Total                               31,176          26,851

Total individual life                         100,440          95,900

      Reinsurance assumed                         509             372
      Reinsurance ceded                        (9,350)         (5,912)
                                            -------------------------

Total individual life, net of reinsurance   $  91,599       $  90,360
                                            =========================


     Traditional life insurance premiums collected were $69.3 million for the first quarter of 2001 compared to $69.0 million for the first quarter of 2000. First year and single premium declined in 2001 as compared to 2000 which was consistent with the lower participating whole life and term life sales, as discussed previously. Renewal direct collected premium was $1.7 million higher in 2001 as compared to 2000 primarily due to the maturing of the block of business.

     Universal life insurance premiums collected were $31.2 million for the first quarter of 2001 compared to $26.9 million for the same period in 2000. The increase in 2001 as compared to 2000 was primarily due to the new products introduced over the last two years as discussed previously.

     Effective January 1, 2000, the Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. In addition, effective July 1, 2000, the Company entered into a reinsurance agreement covering its Closed Block policies. Under this agreement, the Company has reinsured approximately 90% of the Closed Block net amount at risk not previously reinsured. Reinsurance ceded was $3.5 million higher for the first quarter of 2001 as compared to the first quarter of 2000 due to these additional reinsurance agreements.

     The following table sets forth information regarding the Company's life insurance in force for each date presented:


                                            Individual Life Insurance in Force
                                                      As of March 31,
                                                   2001               2000
                                            ----------------------------------
($ in thousands)

Traditional life
     Number of policies                            243,008            249,600
     GAAP life reserves                       $  1,756,249       $  1,664,907
     Face amounts                             $ 23,612,008       $ 22,593,911

Universal life
     Number of policies                            113,357            112,779
     GAAP life reserves                       $    961,989       $    927,749
     Face amounts                             $ 12,885,997       $ 12,387,384

Total life insurance
     Number of policies                            356,365            362,379
     GAAP life reserves                       $  2,718,238       $  2,592,656
     Face amounts                             $ 36,498,005       $ 34,981,295

     While the total policy count continues to decline consistent with industry trends, the average size of policy continues to increase from $96,500 in 2000 to $102,400 in 2001. As a result, total insurance in force has grown to $36.5 billion as of March 31, 2001.

     ANNUITIES

     The following table sets forth annuity collected premiums for the periods indicated:


                                             Collected Premiums by Product
                                         For the Three Months Ended March 31,
                                              2001          2000
                                         ------------------------------------
($ in thousands)

Fixed annuities                               $ 437,038     $ 206,324
Multi-choice annuities                           50,544        20,206
Equity-index annuities                           33,809        70,931
                                         -----------------------------
       Total                                    521,391       297,461
Reinsurance assumed                                   -             -
Reinsurance ceded                               (48,589)          (54)
                                         -----------------------------
Total annuities, net of reinsurance           $ 472,802     $ 297,407
                                         =============================

     The Company markets its annuity products on a national basis through networks of independent agents who are supervised by regional vice presidents and directors or Independent Marketing Organizations (IMOs). The Company's IMOs consist of approximately 76 contracted organizations and four wholly-owned organizations. Annuity collected premiums were $521.4 million for the first quarter of 2001 compared to $297.5 million for the same period in 2000. The increase in annuity collected premiums was partially attributable to the introduction of multi-choice annuity products in late-1999 and early-2000. The multi-choice annuity product provides for various earnings strategies under one product, such as a long-term equity index, an annual equity index, an investment grade bond index, and a guaranteed one-year rate. Earnings are credited to this product based on the increases in the applicable indices, less management fees, and funds may be moved between investment alternatives. This product has continued to grow in popularity with consumers and agents since its introduction. In addition to the increase in multi-choice annuities, fixed annuity collected premiums increased $230.7 million in 2001 as compared to 2000 primarily due to product repricing, growth in agents and increased marketing efforts aimed at these products.

     Effective October 1, 2000, the Company entered into a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. As a result of this new agreement, fixed annuity production ceded was $48.6 million higher in the first quarter of 2001 as compared to the same period in 2000.

     The following table sets forth information regarding annuities in force for each date presented:


                                                       Annuities in Force
                                                         As of March 31,
                                                     2001               2000
                                                -------------------------------
($ in thousands)

Deferred fixed and immediate annuities
     Number of policies                              162,527            166,607
     GAAP life reserves                          $ 6,147,066        $ 5,886,865

Multi-choice annuities
     Number of policies                                3,494                389
     GAAP life reserves                          $   154,647        $    22,146

Equity-index annuities
     Number of policies                               15,834             10,673
     GAAP life reserves                          $   686,373        $   519,931

Total annuities
     Number of policies                              181,855            177,669
     GAAP life reserves                          $ 6,988,086        $ 6,428,942



     The total number of annuity policies and the GAAP reserves on annuity policies increased between periods consistent with the increased annuity sales.

RESULTS OF OPERATIONS

         A summary of the Company's revenue follows:


                                                                          For The Three Months Ended
                                                                                  March 31,
                                                                           2001               2000
                                                                      --------------------------------
($ in thousands)
Insurance premiums
       Life insurance - traditional                                      $ 61,951           $ 63,281
       Annuities - Immediate annuity &
            supplementary contract premiums                                 4,613              5,883
       All other                                                               28                (39)
                                                                      -------------------------------
       Total insurance premiums                                            66,592             69,125
Product charges
       Life insurance - universal life                                     17,134             14,787
       Annuities                                                            7,132              8,490
                                                                      -------------------------------
        Total product charges                                              24,266             23,277

Net investment income
       Life insurance                                                      53,031             52,958
       Annuities                                                          127,188            113,686
       All other                                                              909              6,968
                                                                      -------------------------------
       Total net investment income                                        181,128            173,612

Realized/unrealized gains (losses) on investments
       Life insurance - core                                                  244                 40
       Annuities - core                                                   (32,638)             2,294
       All other - non-core                                                (7,441)               569
                                                                      -------------------------------
       Total realized/unrealized gains (losses) on investments            (39,835)             2,903

Other income
       Annuities                                                            8,057              4,165
       All other                                                            2,275              2,368
                                                                      -------------------------------
       Total other income                                                  10,332              6,533
                                                                      -------------------------------
       Total revenues                                                   $ 242,483          $ 275,450
                                                                      ===============================

     Traditional life insurance premiums were $62.0 million in the first quarter of 2001 compared to $63.3 million in the first quarter of 2000. The decrease in traditional life insurance premiums in 2001 as compared to 2000 was primarily the result of the shift in sales focus from traditional life products to universal life products discussed previously. In addition, the new reinsurance agreements entered into in 2000 resulted in an increase in ceded premium in 2001 of approximately $2.5 million as compared to a year ago. Partially offsetting the decline in first year premium and the increase in ceded premium was increased renewal premium. Open block renewal premium increased approximately $4.5 million in the first quarter of 2001 as compared to the same period a year ago primarily due to the maturing of this block while Closed Block renewal premium declined approximately $1.6 million due to an increase in lapses. Total life insurance lapse rates were 8.0% for the first quarter of 2001 as compared to 7.2% a year ago first quarter. This increase in lapses in the Closed Block was expected following the completion of the demutualization.

     Immediate annuity and supplementary contract premiums decreased by $1.3 million to $4.6 million for the first quarter of 2001 compared to $5.9 million for the same period in 2000. A decrease in immediate annuity premiums was anticipated as a result of pricing adjustments made on these products.

     Universal life product charges were $17.1 million for the first quarter of 2001 compared to $14.8 million for the first quarter of 2000. The increase in product charges resulted from the increased sales of universal life products combined with increased cost of insurance charges as a result of the normal aging and growth of the block of business.

     Annuity product charges were $7.1 million for the first quarter of 2001 compared to $8.5 million for the same period in 2000. The decrease in product charges was primarily due to decreased surrenders of annuity policies with surrender charges. Annuity withdrawal rates averaged 16.1% in the first quarter of 2001 compared to 14.9% in the first quarter of 2000. The increase in withdrawal rates in 2001 was due to internal replacements as some of the surrendered policies were converted to other Company products. Excluding internal replacements, withdrawal rates decreased 0.6% to 13.1% for the first quarter of 2001 compared to 13.7% for the same period a year ago.

     Total net investment income was $181.1 million for the first quarter of 2001 compared to $173.6 million for the same period in 2000. The increase in 2001 net investment income was primarily attributable to higher average invested assets (excluding market value adjustments) and a higher effective yield as compared to 2000. Average invested assets (excluding market value adjustments) increased approximately $169.7 million for the first quarter of 2001 compared to the first quarter of 2000. The increase was primarily due to the growth of the Company's life insurance and annuity businesses since last year. Partially offsetting this growth in assets from the product lines was a reduction in holding company cash equivalents. The cash equivalents were generated primarily from the sale of the Company's discontinued operations in mid-1998 and were carried as invested assets of the Company until October 2000, when the Company distributed the funds to its former Members in connection with its reorganization discussed previously. Investment income on the cash equivalents was approximately $3.1 million for the first quarter of 2000. The effective yield of the entire portfolio in the first quarter of 2001 was 7.32% compared to 7.14% in the first quarter of 2000. The increase in yield primarily resulted from the market value adjustment the Company made to its assets in connection with its reorganization. The effective yield of the deferred annuity portfolio increased 42 basis points to 7.19% for the first quarter of 2001 as compared to 6.77% for the same period in 2000. The deferred annuity portfolio yield was also positively impacted by the market value adjustment. In addition, the yield also increased due to the higher reinvestment rates resulting from the Company's move out of convertible securities into traditional fixed income securities during 2000.

     Total realized and unrealized gains and losses on investments were a net loss of $39.8 million for the first quarter of 2001 compared to a net gain of $2.9 million for the same period a year ago. The significant change between periods is primarily driven by the Company's adoption of SFAS Nos. 133 and 138, "Accounting for Certain Derivative Instruments and Hedging Activities." In accordance with these Statements, the Company has adjusted its options to market value, which, due to the economic environment, resulted in an unrealized loss of $33.3 million for the first quarter of 2001. In prior years, the Company carried its options at amortized cost plus intrinsic value, which, based on the economic conditions a year ago, resulted in an unrealized gain of $0.8 million for the first quarter of 2000. The Company uses its options to hedge its equity-indexed annuity products. The majority of the unrealized gains and losses on the options are offset by similar adjustments to the option portion of the equity-indexed annuity reserves. The reserve adjustments are reflected in the policyowner benefits line of the Consolidated Statements of Income and are discussed in the next section of Management's Discussion and Analysis of Results of Operations and Financial Condition. The remainder of the first quarter 2001 realized and unrealized gains and losses on investments consisted of $0.7 million of unrealized gains on investments held for trading and $7.2 million of realized losses on investments. In comparison, there were $2.1 million of realized gains on investments in the first quarter a year ago. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     Other income primarily consists of real estate operating income, property management fees, structured finance fees from affordable housing programs, Corporate Owned Life Insurance (COLI) income, and third party annuity commissions received by wholly-owned IMOs. Other income increased approximately $3.8 million in the first quarter of 2001 to $10.3 million as compared to $6.5 million in the first quarter of 2000. Approximately $2.0 million of the 2001 increase in annuity other income was due to the acquisition of another IMO in January, 2001 and the remainder reflects the income on a $100 million COLI investment the Company made in the fourth quarter of 2000. COLI is classified as an other asset and accordingly the income from this asset appears in other income instead of net investment income.

     A summary of the Company's policyowner benefits follows:


                                                   For The Three Months Ended
                                                          March 31,
                                                       2001       2000
                                                   --------------------------
($ in thousands)

Life Insurance
     Traditional
          Death benefits                           $   9,948    $  13,236
          Change in liability for future policy
              benefits and other policy benefits      45,545       42,322
                                                   ----------------------
              Total traditional                       55,493       55,558
     Universal
          Death benefits in excess of cash value       8,216        9,340
          Interest credited on policyowner
              account balances                        10,491       10,105
          Other                                          332          954
                                                   ----------------------
              Total universal                         19,039       20,399
                                                   ----------------------
              Total life insurance benefits           74,532       75,957

Annuities
     Interest credited to deferred annuity
          account balances                            73,584       68,988
     Change in option value of equity-indexed
          annuity reserves                           (34,969)        --
     Other annuity benefits                           16,773       18,587
                                                   ----------------------
              Total annuity benefits                  55,388       87,575
All other benefits                                       (11)         172
                                                   ----------------------
Total policyowner benefits                         $ 129,909    $ 163,704
                                                   ======================


     Total life insurance benefits were $74.5 million in the first quarter of 2001 compared to $76.0 million in the first quarter of 2000. An increase in life insurance benefits is expected as the traditional and universal blocks of business continue to grow. However, the Company's life insurance benefit expense actually decreased in the first quarter of 2001 as compared to the same period in 2000 due to favorable mortality, as measured per amount in force, and higher reinsurance credits. Interest credited on universal policyowner account balances increased $0.4 million in the first quarter of 2001 as compared to the same period a year ago. The increase in 2001 was primarily due to higher average policyowner account balances combined with a slight increase in crediting rates. The weighted average interest crediting rate on policyowner account balances was 5.63% for the first quarter of 2001 compared to 5.62% for the first quarter of 2000.

     Annuity benefits were $55.4 million in the first quarter of 2001 compared to $87.6 million in the same period a year ago. As discussed previously, the Company's adoption of SFAS Nos. 133 and 138 also impacted this line item and caused the significant difference in amounts between periods. In accordance with SFAS Nos. 133 and 138, the Company has adjusted the option portion of its equity-indexed annuity reserves to market which, based on the economic environment, resulted in a $35.0 million decrease in reserve balances. Interest credited to deferred annuity account balances increased $4.6 million in the first quarter of 2001 compared to the same quarter a year ago. Between 2001 and 2000 first quarter periods, average deferred fixed annuity account balances increased approximately $115.0 million and the weighted average crediting rate on deferred fixed annuity account balances increased 20 basis points to 5.07%. The increase in crediting rates reflects the change in product mix and the increase in the investment yields of the deferred fixed annuity portfolio. Overall, spreads on deferred fixed annuities widened 22 basis points in the first quarter of 2001 as compared to the same period a year ago. Other annuity benefits declined approximately $1.8 million between first quarter periods which corresponds with the decline in immediate annuity and supplementary contract premiums.

     A summary of the Company's expenses follows:


                                                            For the Three Months Ended March 31,
                                                            ------------------------------------
                                                                 2001                2000
                                                            ------------------------------------
($ in thousands)

Life Insurance
       Underwriting, acquisition and
            other expenses                                      $ 14,140           $ 10,612
       Amortization of deferred policy acquisition costs
            and value of business acquired (VOBA), net
            of non-core adjustment of $174 and $21
            for the three months ended March 31,
            2001 and 2000, respectively                            9,609              9,537
                                                                ---------------------------
            Total life insurance                                  23,749             20,149

Annuities
       Underwriting, acquisition and
            other expenses                                        14,517             11,390
       Amortization of deferred policy acquisition costs
            and value of business acquired (VOBA), net
            of non-core adjustment of $(2,491) and $599
            for the three months ended March 31,
            2001 and 2000, respectively                           17,979             15,890
                                                                ---------------------------
            Total annuities                                       32,496             27,280

 Amortization of deferred policy acquisition costs due
        to non-core realized gains or losses                      (2,317)               620

All other expenses                                                 2,677              4,995

Reorganization costs                                                --                1,210
                                                                ---------------------------
Total expenses                                                  $ 56,605           $ 54,254
                                                                ===========================


     Total life insurance expenses were $23.7 million in the first quarter of 2001 compared to $20.1 million in the same period in 2000. Underwriting, acquisition and insurance expenses were approximately $3.5 million higher in the first quarter of 2001 as compared to the same period a year ago. First quarter 2000 expenses were reduced by certain non-recurring items primarily related to the frozen pension plan and joint venture distribution allowances. Excluding these non-recurring items, underwriting, acquisition and insurance expenses increased approximately $1.6 million from the first quarter a year ago primarily due to general compensation increases, depreciation on the new life insurance administrative system and distribution system enhancements. Amortization of deferred policy acquisition costs and value of business acquired (VOBA) increased $0.1 million in the first quarter of 2001 compared to the first quarter of 2000. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The increase in amortization in 2001 as compared to 2000 reflects an increase in amortization of approximately $0.5 million associated with the Company's market value adjustment completed at the end of the third quarter 2000. Additional VOBA was established as a result of the market value adjustment. Partially offsetting this increase in amortization from the additional VOBA asset was decreased amortization related to modifications made to future maintenance expense assumptions resulting in increased estimated future gross margins, and therefore lower current year amortization.

     Total annuity expenses increased by $5.2 million to $32.5 million in the first quarter of 2001 compared to $27.3 million in the first quarter of 2000. Underwriting, acquisition and insurance expenses increased approximately $3.1 million in the first quarter of 2001 compared to the same period a year ago. Approximately $1.7 million of the increase related to the new IMO acquired in January of 2001. The increase in expense due to the new IMO was offset by the increase in other income from the IMO discussed previously. The remainder of the increase was primarily due to additional agent-related expenses, such as recruiting and annual conventions, and increased incentive compensation. Amortization of deferred policy acquisition costs and VOBA increased $2.1 million in the first quarter of 2001 as compared to the same period in 2000. The increase in amortization was partially attributable to the general growth in the deferred policy acquisition cost asset associated with the continued growth in annuity sales. In addition, VOBA amortization was higher in the first quarter of 2001 due to the additional VOBA established in connection with the Company's third quarter market value adjustment.

     Other expenses decreased by $2.3 million in the first quarter of 2001 to $2.7 million compared to $5.0 million in the same period in 2000. Other expenses primarily consist of expenses related to the real estate management company and the holding company, and tend to fluctuate from period to period depending on the properties under management each quarter. Beginning in 1999, the Company began decreasing the number of properties under management and, accordingly, other expenses are also declining.

     The first quarter 2000 reorganization costs consist primarily of legal, actuarial and consulting expenses associated with the reorganization of the Company discussed previously. As these costs are not of a continuing nature, they have been excluded from the Operating Segment amounts.

     A summary of the Company's income from operations by operating segment follows:


                                                         For The Three Months Ended
                                                                    March 31,
                                                             2001              2000
                                                        --------------------------------
($ in thousands)
Life Insurance:
      Revenues                                              $ 132,360         $ 131,066
      Benefits and expenses                                   (98,281)          (96,106)
      Dividends to policyowners                               (19,158)          (16,169)
                                                        --------------------------------

      Adjusted pre-tax operating income                        14,921            18,791

Annuities:
      Revenues                                                114,352           134,518
      Benefits and expenses                                   (87,884)         (114,855)
                                                        --------------------------------

      Adjusted pre-tax operating income                        26,468            19,663

All other adjusted pre-tax operating (loss)                       546             4,130
                                                        --------------------------------

Total adjusted pre-tax operating income                      $ 41,935          $ 42,584
                                                        ================================

     Adjusted pre-tax operating income from Life Insurance operations was $14.9 million in the first quarter of 2001 compared to $18.8 million in the first quarter of 2000. The decrease in adjusted pre-tax operating income in the first quarter of 2001 compared to the first quarter of 2000 was primarily due to the increased expenses discussed previously. Partially offsetting these increased expenses was a favorable impact of approximately $0.2 million from the market value adjustments the Company completed in September 2000 in connection with its reorganization. As noted in the table above, dividends to policyowners increased $3.0 million in the first quarter 2001 as compared to the same period a year ago. The increase was primarily due to the change in the Closed Block policyowner dividend obligation and does not have an impact on bottom line adjusted pre-tax operating income as increased Closed Block net margins offset the increase in this dividend line item.

     Adjusted pre-tax operating income from Annuity operations was $26.5 million in the first quarter of 2001 compared to $19.7 million in the same period in 2000. The increase in 2001 was primarily due to increased spreads on a growing block of business and a favorable impact of approximately $2.8 million from the Company's third quarter 2000 market value adjustment.

     All other adjusted pre-tax operating income was $0.5 million in the first quarter of 2001 compared to $4.1 million in the first quarter of 2000. The decrease in 2001 compared to 2000 was primarily due to decreased investment income as the Company distributed approximately $340 million of cash equivalents in October 2000 in connection with its reorganization.

     Interest expense increased $0.2 million in the first quarter of 2001 to $7.3 million compared to $7.1 million in the first quarter of 2000. The increased interest expense in 2001 was primarily due to higher average outstanding borrowings during the first quarter of 2001 as compared to the first quarter of

2000. The additional borrowings were primarily used to partially fund the Company's demutualization distribution to its former Members.

     Income tax expense was $10.0 million in the first quarter of 2001 compared to $12.6 million in the same period in 2000. The effective tax rate was 34.0% and 36.8% for the first quarter of 2001 and 2000, respectively. The decrease in the effective tax rate in 2001 reflected the decline in nondeductible expenses associated with the Company's reorganization and increased tax exempt income from the COLI investment.

     Minority interest represents the minority stockholders ownership percentage share of net income of ALHI prior to the Company's acquisition of this Minority Interest. The minority shareholder ownership percentage was 42% for the three months ended March 31, 2000. As a result of the Company's acquisition of the Minority Interest there is no net income applicable to the Minority Interest in the first quarter of 2001.

     Net income from continuing operations increased $4.5 million to $19.5 million in the first quarter of 2001 compared to $15.0 million in the first quarter of 2000. While the operating income from the Company's Segments was somewhat level between first quarter periods with an increase in the Annuity Segment operating income being offset by a decline in the Life and All Other Segments operating income, net income increased due to the lower effective tax rate and the reduction in net income applicable to the Minority Interest.

     The Company adopted SFAS Nos. 133 and 138 January 1, 2001. In accordance with the provisions of these Statements, the Company has recorded the differences between the previous carrying amounts of its derivative instruments and the fair value of its derivative instruments, as of this initial application date, as the effect of a change in accounting principle. The gross difference between carrying amounts and fair value amounts of the Company's derivative instruments was a reduction of approximately $11.3 million. The deferred policy acquisition cost and VOBA amortization impact from the derivative adjustments was approximately $1.1 million and the income tax benefit was $4.2 million, resulting in the net cumulative effect of change in accounting for derivatives of $8.2 million.

     Net income was $11.6 million in the first quarter of 2001 compared to $14.8 million in the first quarter of 2000. As discussed above, the Company adopted SFAS Nos. 133 and 138 in the first quarter of 2001 which had a one-time cumulative effect of reducing net income by $8.2 million. Excluding this one-time cumulative effect, net income increased $5.0 million due to the items discussed in the net income from continuing operations paragraph above.


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

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, the Company's life insurance subsidiaries dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators broad discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2000 results, the Company's subsidiaries could pay an estimated $92.7 million in dividends in 2001 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $10.0 million in the first quarter of 2001. The 2000 statutory results exceeded prior years' statutory results primarily due to reinsurance transactions entered into in 2000. As reinsurance activity varies from year to year, 2001 statutory results may decline as compared to 2000 and dividend capacity would change accordingly.

     The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of March 31, 2001, there was a $59 million outstanding loan balance under the Bank Credit Facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.25:1.0 through June 30, 2001, 2.50:1.0 thereafter, (c) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause certain of its subsidiaries, including AmerUs and Delta, to maintain certain ratings from A.M. Best and certain levels of risk-based capital.

     As previously reported, the Company has entered into a definitive agreement for the combination of the Company with ILICO. ILICO will demutualize and its members will receive cash, policy credits and the Company's common stock equivalent to the value of 9.3 million shares of the common stock of AmerUs Group. The transaction is expected to be completed in the second quarter of 2001. Under the terms of the agreement, the Company is committed at a minimum to distribute in cash the equivalent value of approximately 264,000 shares of its common stock. The actual amount of the cash consideration will vary dependent upon the price of the Company's common stock at or about the closing date and the number of shares within the range that the Company elects to distribute in the form of cash. The funding for the cash consideration is expected to primarily come from the Company's Bank Credit Facility.

     The Company has previously announced a stock repurchase plan for up to $50.0 million. As of March 31, 2001, the Company has $48.2 million of remaining capacity under the plan. The Company would expect some greater repurchase activity if the market conditions are favorable. The funds for the repurchase program would come from a combination of internal sources from its life insurance subsidiaries and utilization of its Bank Credit Facility.

     In July 2001, the forward common stock purchase contract component of the Company's adjustable conversion-rate equity security units matures. Under the terms of the contract, the Company will issue up to 4,080,500 shares of its common stock at a price of $31.5625 per share for total consideration of $128.8 million. The actual number of shares to be issued is dependent upon the average price of the Company's common stock for the twenty consecutive trading days ending on the last trading day immediately preceding July 27, 2001. In lieu of paying cash to satisfy their purchase obligation, the unit holders may surrender the preferred security component of the adjustable conversion-rate equity security unit. The form of consideration will not be known until July when the holders make their election. If the Company receives cash proceeds, it is likely that the funds will be applied towards the Company's Bank Credit Facility. If the preferred securities are tendered, the Company intends to retire them. In either case, debt and capital securities outstanding will be reduced by $128.8 million.

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

     The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest- sensitive life products and annuities by their contractual withdrawal provisions at March 31, 2001 (including liabilities in both the Closed Block and the general account):

                                                               ($ in millions)
                                                               ----------------

Not subject to discretionary withdrawal                          $  373.8
Subject to discretionary withdrawal with adjustments:
      Specified surrender charges (A)                             4,985.3
      Market value adjustments                                    1,474.8
                                                                 ---------
      Subtotal                                                    6,460.1
                                                                 ---------
Subject to discretionary withdrawal without adjustments           1,425.6
                                                                 ---------
Total                                                            $8,259.5
                                                                 =========


(A) Includes $541.8 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.


     AmerUs is a party to a $250 million separate account funding agreement. Under this agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. The funding agreement is secured by assets in a separate account and is further backed by the general account assets of AmerUs. The separate account assets are legally segregated and are not subject to claims that arise out of any other business of AmerUs. The separate account assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but AmerUs may terminate at any time.

     AmerUs and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its obligations. At March 31, 2001, AVLIC had statutory assets of $2,212.5 million, liabilities of $2,151.2 million and surplus of $61.3 million.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, AmerUs and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of any advance. There were no borrowings under these arrangements outstanding at March 31, 2001. In addition, AmerUs has long-term advances from the FHLB outstanding of $15.5 million at March 31, 2001.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of March 31, 2001 had a carrying value of $10 billion, including Closed Block investments.

     At March 31, 2001, the statutory surplus of the Company's subsidiaries was approximately $478.9 million. The Company believes that this level of statutory capital is more than adequate as each insurance subsidiary's risk based capital is significantly in excess of required levels.

     In the future, in addition to their cash flows from operations and borrowing capacity, the life insurance subsidiaries would anticipate obtaining their required capital from the Company as the Company has access to the public debt and equity markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The table below provides information about the Company's fixed maturity investments and mortgage loans at March 31, 2001. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.


                                                                   EXPECTED CASH FLOWS
                                9 mos
         Amortized              2001       2002        2003        2004        2005       2006     Thereafter     Cost
         ---------             ------     -----      -------       -----     ------      ------    ----------     ----
                                                                     ($ in millions)
Fixed maturity securities      $ 333      $ 535      $ 1,036       $ 919     $ 1,119      $ 706     $ 3,877     $ 8,525
Average interest rate            7.7%       7.4%         6.9%        7.0%        7.1%       7.2%        7.5%

Mortgage loans                 $  31      $  35      $    38       $  45     $    41      $  40     $   335     $   565
Average interest rate            8.2%       8.4%         8.3%        8.3%        8.3%       8.2%        8.0%

Total                          $ 364      $ 570      $ 1,074       $ 964     $ 1,160      $ 746     $ 4,212     $ 9,090
                             ==========================================================================================


     The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 68% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 7% of the bond portfolio is below investment grade. Fixed maturity securities have a weighted average maturity of approximately 6.76 years.

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

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term grade bonds. However, returns over longer time frames have been consistently higher. The Company's equity securities consist primarily of its investments in ILICO and AMAL. The remainder of the Company's equity securities are high quality and readily marketable.

     All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In the ordinary course of business, the Company and its subsidiaries are parties to certain litigation, none of which management believes is material to the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting held on March 27, 2001, a majority of the Company's shareholders approved the issuance of up to 10.3 million shares of Company common stock to eligible members of ILICO in connection with the Company's combination with ILICO. The shareholders' approval of such issuance was required by the rules of the New York Stock Exchange. The result of the vote is as follows:

              For:                          18,816,390
              Against:                         403,773
              Abstentions:                     237,646
              Broker Non-Votes:                      0

     At the annual meeting of the Company's shareholders on May 10, 2001, a majority of the Company's shareholders approved (1) the reelection of Roger K. Brooks and F.A. Wittern, Jr. as directors of the Company and (2) the ratification of the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company's independent auditors. The result of the vote is as follows:

              Election of Roger K. Brooks

              For:                          19,595,518
              Withheld:                        286,987

              Election of F.A. Wittern, Jr.

              For:                          19,629,371
              Withheld:                        253,134

Ratification of Ernst & Young LLP

              For:                          19,478,667
              Against:                         201,848
              Abstaining:                      201,990

The terms of the following other directors of the Company continued after the meeting: John R. Albers, Joseph A. Borgen; Malcolm Candlish; Thomas F. Gaffney; Ralph W. Laster, Jr.; John W. Norris, Jr.; Jack C. Pester; and John A. Wing.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

         (b) The following report on Form 8-K was filed during the quarter ended March 31, 2001:

                  Form 8-K dated March 29, 2001 announcing the Company's proposal to issue up to 10.3 million shares of common stock in conjunction with the acquisition of Indianapolis Life Insurance Company was approved at a special meeting of shareholders. The Consolidated Financial Statements of Indianapolis Life Insurance Company were attached.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:   May 15, 2001                        AMERUS GROUP CO.



                                             By  /s/  Michael G. Fraizer
                                                -------------------------------
                                                Executive Vice President and
                                                Chief Financial Officer



                                             By  /s/  Brenda J. Cushing
                                                -------------------------------
                                                Vice President and Controller
                                                (Principal Accounting Officer)

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

4.1 Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.
4.2 Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company's 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.3 Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.4 Common Stock Purchase Warrant, filed as Exhibit (10)(v) to Form 10-Q of AmVestors Financial Corporation dated May 13, 1992, is hereby incorporated by reference.
4.5 Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., First Union Trust Company and the administrative trustees named therein, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.6 Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.
4.7 Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.8 QUIPS Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.9 Master Unit Agreement, dated as of July 27, 1998, between AmerUs Life Holdings, Inc. and First Union National Bank relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.10 Call Option Agreement, dated as of July 27, 1998, between Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.11 Pledge Agreement, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as
          Exhibit 4.11 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.12 Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.'s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.13 Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.'s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.14 First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company's 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as
          Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.15 Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.
4.16 Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.17 First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000, filed as Exhibit 4.17 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.18 First Supplement to Master Unit Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and First Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.19 Assignment and Assumption Agreement to the QUIPS Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.19 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.20 Assignment and Assumption Agreement to the Common Trust Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.20 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.21 First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000, filed as
          Exhibit 4.21on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.22 First Supplement to the Pledge Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, among American Mutual Holding Company, Goldman Sachs & Co., as Call Option Holder, the Chase Manhattan Bank, as Collateral Agent and First Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.22 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.23 First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.'s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.1 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as
          Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.2 Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as
          Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.3 AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.4 All(star)AmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

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

10.20 Fourth Consent and Amendment, dated as of December 4, 1998 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.38 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.21 Facility and Guaranty Agreement, dated February 12, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.39 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.22 Form of Reimbursement Agreement, dated February 15, 1999, among AmerUs Life Holdings, Inc. and Roger K. Brooks, Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky, Marcia S. Hanson, Mark V. Heitz and Gary
          R. McPhail, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.23 Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.41 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.24 1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.25 Fifth Waiver and Amendment to Credit Agreement dated as of October 1, 1998 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit
          10.43 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.26 Sixth Amendment to Credit Agreement dated as of May 18, 1999 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.44 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.27 Amendment No. 2 to Facility Agreement, dated January 25, 2000, among The First National Bank of Chicago and the Registrant, filed as
          Exhibit 10.44 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.28 Irrevocable Standby Letter of Credit Application and Terms Agreement, dated February 1, 2000, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.29 Seventh Amendment to Credit Agreement dated as of December 23, 1999 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.46 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.30 Investment Advisory Agreements, dated as of February 18, 2000, by and between Indianapolis Life Insurance Company, Bankers Life Insurance Company of New York, IL Annuity and Insurance Company, Western Security Life Insurance Company and AmerUs Capital Management Group, Inc. filed as Exhibits 10.1,10.3, 10.4 and 10.2, respectively, to AmerUs Life Holdings, Inc.'s report on Form 8-K/A on March 6, 2000, are hereby incorporated by reference.
10.31 Advance, Pledge and Security Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.48 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.32 Institutional Custody Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.49 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.33 Line of Credit Application, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.50 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.34 Stock Purchase Agreement, dated February 1, 2000, by and among AmVestors Financial Corporation, Creative Marketing International Corporation and the Stockholders of Creative Marketing International Corporation, filed as Exhibit 10.51 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.35 Stock Purchase Agreement, dated February 23, 2000, by and among American Investors Sales Group, Inc., Community Bank Marketing, Inc. and Community Financial Services, Inc., filed as Exhibit 10.52 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.36 Agreement for Advances, Pledge and Security Agreement, dated March 12, 1992, by and between Central Life Assurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.37 Agreement for Advances, Pledge and Security Agreement, dated September 1, 1995, by and between American Vanguard Life Insurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.54 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.38 Agreement and Plan of Merger, dated September 30, 1998, by and among AmVestors Financial Corporation, Senior Benefit Services of Kansas, Inc., Senior Benefit Services Insurance Agency, Inc., National Senior Benefit Services, Inc. and Richard McCarter, filed as Exhibit 10.55 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.39 Eighth Amendment to Credit Agreement dated as of June 23, 2000 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.57 on Form 10-Q, dated August 14, 2000, is hereby incorporated by reference.
10.40 Affirmation Agreement to Facility and Guaranty Agreement dated February 12, 1999 by American Mutual Holding Company, survivor of a merger with AmerUs Life Holdings, Inc. in favor of the Agent and the Lenders, dated September 20, 2000, filed as Exhibit 10.58 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.41 Amendment to Facility and Guaranty Agreement dated February 12, 1999 among The First National Bank of Chicago and AmerUs Group Co., dated September 20, 2000, filed as Exhibit 10.59 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.42 Acknowledgement and Assumption Agreement to Credit Agreement dated October 23, 1997, among American Mutual Holding Company and The Chase Manhattan Bank, as Administrative Agent for Various Lender Institutions, dated September 20, 2000, filed as Exhibit 10.60 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.43 AmerUs Group Co. 2000 Stock Incentive Plan, dated November 15, 2000, filed as Exhibit 99.9 to the registration statement of AmerUs Group Co. on Form S-8, Registration Number 333-50030, is hereby incorporated by reference.
11*       Statement Re: Computation of Earnings per share.
99.1 Retirement Agreement, dated March 14, 2000, by and between Victor N. Daley and AmerUs Life Holdings, Inc., filed as Exhibit 99.8 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
99.2 First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark
          V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and AmerUs Life Holdings, Inc., filed as
          Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.3 Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and AmerUs Life Holdings, Inc., filed as Exhibit 99.5 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.4 Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among AmerUs Life Holdings, Inc. and Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.6 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.5 Amended and Restated Employment Agreement, dated as of April 15, 1999, among Marcia S. Hanson and AmerUs Life Holdings, Inc., filed as
          Exhibit 99.7 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.

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

----------------------

*        included herein