Form 10-Q
period 2001-06-30
AMERUS GROUP CO/IA
filed 2001-08-13
CIK 1051717

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

                  For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of each of the Registrant's classes of common stock on August 6, 2001 was as follows:

                         Common Stock 42,849,226 shares

Exhibit index - Page 48

                                      INDEX

                                                                      Page No.
                                                                      --------

PART I - FINANCIAL INFORMATION........................................    4

Item 1.   Financial Statements........................................    4

          Consolidated Balance Sheets
          June 30, 2001 (Unaudited) and December 31, 2000.............    4

          Consolidated Statements of Income (Unaudited)
          For the Six Months Ended June 30, 2001 and 2000.............    6

          Consolidated Statements of Comprehensive Income (Unaudited)
          For the Six Months Ended June 30, 2001 and 2000.............    7

          Consolidated Statements of Stockholders' Equity
          For the Six Months Ended June 30, 2001 (Unaudited) and
          the Year Ended December 31, 2000............................    8

          Consolidated Statements of Cash Flows (Unaudited)
          For the Six Months Ended June 30, 2001 and 2000.............    9

          Notes to Consolidated Financial Statements
          (Unaudited) ................................................   12

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition .........................   26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..   44


PART II - OTHER INFORMATION...........................................   46

Item 1.   Legal Proceedings...........................................   46

Item 4.   Submission of Matters to a Vote of Security Holders.........   46

Item 6.   Exhibits and Reports on Form 8-K............................   46


Signatures............................................................   47

Index to Exhibits.....................................................   48

SAFE HARBOR STATEMENT

     All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations, liquidity or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies;
(8) ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are particularly important to the sale of its products; (9) the performance of the investment portfolio; (10) the impact of purchase accounting adjustments; (11) expected life and annuity product margins; and (12) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                  June 30,         December 31,
                                                    2001              2000
                                                ------------------------------
                                                (unaudited)
Assets
Investments:
      Securities available-for-sale at
        fair value:
           Fixed maturity securities            $ 10,466,581       $ 8,261,647
           Equity securities                          76,740           152,903
           Short-term investments                     10,183            20,861
      Securities held for trading purposes:
           Fixed maturity securities               2,295,917                 -
           Equity securities                           2,288                 -
      Loans                                          931,730           534,857
      Real estate                                      2,531             3,226
      Policy loans                                   508,742           312,662
      Other investments                              270,743           320,650
                                                ------------------------------

                       Total investments          14,565,455         9,606,806

Cash and cash equivalents                            113,377            65,485
Accrued investment income                            175,393           114,034
Premiums, fees and other receivables                   7,458             9,652
Income taxes receivable                                5,574                 -
Reinsurance receivables                              307,202             6,529
Deferred policy acquisition costs                    489,152           437,312
Value of business acquired                           699,138           468,430
Goodwill                                             184,645           183,491
Property and equipment                                89,477            56,101
Other assets                                         540,701           491,296
Separate Account assets                              342,034                 -
Assets of discontinued operations                     34,142            32,386
                                                ------------------------------

                       Total assets             $ 17,553,748       $11,471,522
                                                ==============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                  June 30,         December 31,
                                                    2001              2000
                                                ------------------------------
                                                (unaudited)
Liabilities and Stockholders' Equity

Policy reserves and policyowner funds:
      Future life and annuity policy benefits   $ 11,380,715       $ 9,482,625
      Policyowner funds                            3,529,377           325,251
                                                ------------------------------
                                                  14,910,092         9,807,876

Accrued expenses and other liabilities               504,967           216,451
Dividends payable to policyowners                    191,754           158,473
Policy and contract claims                            23,224            11,890
Income taxes payable                                       -             8,825
Deferred income taxes                                 25,770             5,904
Notes and contracts payable                          229,156           215,627
Separate Account liabilities                         342,034                 -
Liabilities of discontinued operations                20,157            14,806
                                                ------------------------------

                      Total liabilities           16,247,154        10,439,852

Company-obligated mandatorily redeemable
      preferred capital securities of
      subsidiary trusts holding solely junior
      subordinated debentures of the Company         197,691           197,691

Stockholders' equity:
      Preferred Stock, no par value,
           20,000,000 shares authorized,
           none issued                                     -                 -
      Common Stock, no par value,
           230,000,000 shares authorized;
           39,074,398 shares issued and
           outstanding in 2001 (net of 20,382
           treasury shares) and 30,011,034
           shares issued and outstanding
           in 2000                                    39,074            30,011
      Paid-in capital                              1,033,752           809,894
      Accumulated other comprehensive
           income (loss)                              (1,060)          (11,164)
      Unearned compensation                             (110)             (146)
      Unallocated ESOP shares                           (683)             (683)
      Retained earnings                               37,930             6,067
                                                ------------------------------

                      Total stockholders'
                         equity                    1,108,903           833,979
                                                ------------------------------

                      Total liabilities and
                         stockholders' equity   $ 17,553,748       $11,471,522
                                                ==============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                        For The Three Months Ended         For The Six Months Ended
                                                                 June 30,                          June 30,
                                                           2001           2000                2001          2000
                                                        --------------------------         -------------------------
Revenues:
     Insurance premiums                                 $    81,137    $    69,137         $   147,729   $   138,264
     Universal life and annuity product charges              34,847         25,519              59,113        48,794
     Net investment income                                  207,093        170,143             388,221       343,755
     Realized/unrealized gains (losses) on investments      (11,825)        (7,162)            (51,660)       (4,259)
     Other income                                            11,952          7,345              22,284        13,878
                                                        --------------------------         -------------------------
                                                            323,204        264,982             565,687       540,432
                                                        --------------------------         -------------------------
Benefits and expenses:
     Policyowner benefits                                   198,788        148,622             328,697       312,326
     Underwriting, acquisition and other expenses            35,121         34,252              66,455        61,247
     Reorganization costs                                       202          5,495                 202         6,705
     Amortization of deferred policy acquisition costs
         and value of business acquired                      29,971         20,142              55,242        46,189
     Dividends to policyowners                               23,067         21,326              42,225        37,496
                                                        --------------------------         -------------------------

                                                            287,149        229,837             492,821       463,963
                                                        --------------------------         -------------------------
Income from continuing operations                            36,055         35,145              72,866        76,469

Interest expense                                              7,410          7,681              14,742        14,827
                                                        --------------------------         -------------------------

Income before income tax expense and minority interest       28,645         27,464              58,124        61,642
Income tax expense                                            8,950         11,070              18,971        23,657
Minority interest                                                 -          8,664                   -        15,270
                                                        --------------------------         -------------------------

Net income from continuing operations                        19,695          7,730              39,153        22,715

Discontinued operations (net of tax):
     Income (loss) from discontinued operations                 532            147                 946           (58)
                                                        --------------------------         -------------------------

Net income before cumulative effect of change in
     accounting for derivatives                              20,227          7,877              40,099        22,657

Cumulative effect of change in accounting for
     derivatives, net of tax                                      -              -              (8,236)            -
                                                        --------------------------         -------------------------

Net income                                              $    20,227    $     7,877         $    31,863   $    22,657
                                                        ==========================         =========================
Net income from continuing operations per common share:
     Basic                                              $      0.57    $      0.44         $      1.22   $      1.31
                                                        ==========================         =========================
     Diluted                                            $      0.57    $      0.44         $      1.21   $      1.30
                                                        ==========================         =========================

Net income from discontinued operations per common share:
     Basic                                              $      0.02    $      0.01         $      0.03   $     (0.01)
                                                        ==========================         =========================
     Diluted                                            $      0.02    $      0.01         $      0.03   $         -
                                                        ==========================         =========================

Net income per common share:
     Basic                                              $      0.59    $      0.45         $      0.99   $      1.30
                                                        ==========================         =========================
     Diluted                                            $      0.59    $      0.45         $      0.99   $      1.30
                                                        ==========================         =========================

Weighted average common shares outstanding:
     Basic                                               34,364,932     17,390,165          32,181,646    17,390,165
                                                        ==========================         =========================
     Diluted                                             34,528,541     17,407,252          32,325,847    17,416,085
                                                        ==========================         =========================




See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (Unaudited)

                                                        For The Three Months Ended         For The Six Months Ended
                                                                June 30,                           June 30,
                                                           2001           2000                2001          2000
                                                        --------------------------         -------------------------
Net income                                              $    20,227    $     7,877         $    31,863   $    22,657

Other comprehensive income, before tax:
     Unrealized gains (losses) on securities:
         Transfer related to unrealized gain
            on available-for-sale securities
            reclassified to trading                          (1,092)             -                (430)            -
         Unrealized holding (losses) arising
            during period                                   (36,552)       (24,376)             (2,342)      (15,326)
         Less: reclassification adjustment for
            gains (losses) included in net income            (6,808)        (3,907)            (14,223)         (357)
                                                        --------------------------         -------------------------

     Other comprehensive income, before tax                 (30,836)       (20,469)             11,451       (14,969)
     Income tax (expense) related to items of other
         comprehensive income                                10,792          7,164              (4,008)        5,239
                                                        --------------------------         -------------------------
                                                            (20,044)       (13,305)              7,443        (9,730)
     Amounts attributable to:
         Minority interest                                        -          5,607                   -         3,914
         Change in accounting for derivatives                     -                              2,661            -
                                                        --------------------------         -------------------------
     Other comprehensive income, net of taxes               (20,044)        (7,698)             10,104        (5,816)
                                                        --------------------------         -------------------------

Comprehensive income                                    $       183    $       179         $    41,967   $    16,841
                                                        ==========================         =========================


 See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  June 30, 2001
                                ($ in thousands)

                                                    Accumulated
                                       Additional      Other                     Unallocated                            Total
                                         Paid-In   Comprehensive    Unearned        ESOP       Unassigned  Retained  Stockholders'
                          Common Stock   Capital   Income (Loss)  Compensation     Shares        Surplus   Earnings     Equity
                          ------------ ----------  -------------  ------------   -----------   ----------  --------  -------------
 Balance at December 31,
   1999                    $        -  $        -  $     (78,628) $       (187)  $      (797)  $  840,962  $      -  $     761,350

 2000:
   Net income                       -           -              -             -             -       33,801    18,039         51,840
   Net unrealized gain
      (loss) on securities          -           -         67,641             -             -            -         -         67,641
   Stock issued under
      various incentive
      plans, net of
      forfeitures                   6         169              -           105             -          273         -            553
   Dividends declared
      on common stock               -           -              -             -             -            -   (11,972)       (11,972)
   Allocation of shares
      in leveraged ESOP             -         600              -             -           695            -         -          1,295
   Minority interest
      ownership changes             -           -           (177)            -            (2)          94         -            (85)
   Acquisition of minority
      interest                 12,615     285,405              -             -             -            -         -        298,020
   Demutualization of
      AmerUs Group             17,390     518,535              -           (64)         (579)    (875,130)        -       (339,848)
   Other                            -       5,185              -             -             -            -         -          5,185
                           ----------  ----------  -------------  ------------   -----------   ----------  --------  -------------

 Balance at December 31,
   2000                    $   30,011  $  809,894  $     (11,164) $       (146)  $      (683)  $        -  $  6,067  $     833,979
                           ==========  ==========  =============  ============   ===========   ==========  ========  =============

 2001 (unaudited):
   Net income before
      change in accounting          -           -              -             -             -            -    40,099         40,099
   Change in accounting
      for derivatives               -           -          2,661             -             -            -    (8,236)        (5,575)
   Transfer related to
      unrealized gain on
      available-for-sale
      securities
      reclassified to
      trading                       -           -           (430)            -             -            -         -           (430)
   Net unrealized gain
      (loss) on securities          -           -          9,942             -             -            -         -          9,942
   Net unrealized gain
      (loss) on
      derivatives
      designated as cash
      flow hedges                   -           -         (2,069)            -             -            -         -         (2,069)
   Stock issued under
      various incentive
      plans, net of
      forfeitures                  46       1,414              -            36             -            -         -          1,496
   Purchase of treasury
      stock                       (27)       (830)             -             -             -            -         -           (857)
   Acquisition of ILICO         9,044     223,274              -             -             -            -         -        232,318
                           ----------  ----------  -------------  ------------   -----------   ----------  --------  -------------

 Balance at June 30, 2001  $   39,074  $1,033,752  $      (1,060) $       (110)  $      (683)  $        -  $ 37,930  $   1,108,903
                           ==========  ==========  =============  ============   ===========   ==========  ========  =============


 See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                   For The Six Months Ended
                                                           June 30,
                                                    2001              2000
                                                ------------------------------

Cash flows from operating activities
     Net Income                                 $     31,863       $    22,657
     Less: (Income) loss from discontinued
       operations                                       (946)               58
     Less: Cumulative effect of change
       in accounting for derivatives                   8,236                 -
                                                ------------------------------
                                                      39,153            22,715

     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
       Policyowner assessments on universal
         life and annuity products                   (46,255)          (35,081)
       Interest credited to policyowner
         account balances                            181,081           151,766
       Change in option value of equity-indexed
         products and market value adjustments
         on total return strategy annuities          (32,510)                -
       Realized/unrealized investment
         (gains) losses                               51,660             4,259
       Goodwill amortization                           3,898             4,233
       VOBA amortization                              37,057            21,964
       Minority interest                                   -            15,270
     Change in:
       Accrued investment income                      (8,046)           (3,914)
       Reinsurance receivables                       (10,568)           12,514
       Securities held for trading purposes:
           Fixed maturities                          (48,891)                -
           Equity securities                          (1,648)                -
           Short-term investments                          -                 -
       Deferred policy acquisition costs             (89,502)          (70,295)
       Liabilities for future policy benefits         (3,283)           54,045
       Policy and contract claims and other
           policyowner funds                          (1,720)           (3,506)
       Income taxes:
           Current                                   (12,292)          (11,938)
           Deferred                                   20,690            31,717
     Other, net                                      (48,809)           20,034
                                                ------------------------------

         Net cash provided by
           operating activities                       30,015           213,783
                                                ------------------------------

Cash flows from investing activities:
     Purchase of fixed maturities
       available-for-sale                         (1,603,208)       (1,035,781)
     Maturities, calls and principal
       reductions of fixed maturities
       available-for-sale                          1,166,090           843,613
     Purchase of equity securities                   (61,095)         (109,492)
     Proceeds from sale of equity securities          54,557             2,230
     Change in short-term investments, net             9,473                 -
     Purchase of loans                               (81,967)          (51,318)

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                   For The Six Months Ended
                                                           June 30,
                                                    2001              2000
                                                ------------------------------

      Proceeds from repayment and sale of loans       50,752           169,944
      Purchase of real estate and other
         invested assets                             (40,256)          (84,206)
      Proceeds from sale of real estate
         and other invested assets                    57,603            80,237
      Change in policy loans, net                      1,459            (9,079)
      Other assets, net                              (51,991)             (539)
      Acquisitions, net of cash acquired             156,959                 -
                                                ------------------------------

           Net cash (used in)
             investing activities                   (341,624)         (194,391)
                                                ------------------------------

Cash flows from financing activities:
      Deposits to policyowner account balances     1,010,247           701,359
      Withdrawals from policyowner
         account balances                           (639,913)         (698,549)
      Change in debt, net                            (11,471)           10,505
      Dividends to shareholders                            -            (1,265)
      Other, net                                         638              (963)
                                                ------------------------------

           Net cash provided by
             financing activities                    359,501            11,087
                                                ------------------------------

           Net increase (decrease) in cash            47,892            30,479

Cash and cash equivalents at beginning
  of period                                           65,485           297,698
                                                ------------------------------

Cash and cash equivalents at end of period      $    113,377       $   328,177
                                                ==============================

Supplemental disclosure of cash activities:

      Interest paid                             $     14,392       $    16,012
                                                ==============================
      Income taxes paid                         $      9,829       $     4,880
                                                ==============================

                                AMERUS GROUP CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)

                                                   For The Six Months Ended
                                                           June 30,
                                                    2001              2000
                                                ------------------------------

Details of acquisitions:
      Fair value of assets acquired             $  5,671,628       $         -
      Liabilities assumed                          5,345,186                 -
                                                ------------------------------
      Carrying value of acquisitions                 326,442                 -
      Common stock issued                           (232,318)                -
      Accrual of cash payout component
         of purchase price                            (9,121)                -
      Preliminary investment in ILGC                 (77,200)
      Acquisition costs previously paid               (2,857)
                                                ------------------------------
      Cash paid                                        4,946                 -
      Less:  Cash acquired                           161,905                 -
                                                ------------------------------
      Net cash (received in) acquisitions       $   (156,959)      $         -
                                                ==============================

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)  CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 (see further discussion in Management's Discussion and Analysis). For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. (AAG) (formerly known as AmVestors Financial Corporation), AmerUs Capital Management Group, Inc. (ACM), and ILICO Holdings, Inc., holding company of Indianapolis Life Insurance Company (ILICO). All significant intercompany transactions and balances have been eliminated in consolidation.

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

(2)  EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method.

(3)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment as of January 1, 2001 upon adoption of the standard to recognize its derivative instruments at fair value resulting in a pre-tax reduction to income of $12.4 million ($8.2 million after-tax) and an increase to Accumulated Other Comprehensive Income (AOCI) of $2.7 million. The reduction to income, which is classified as a "cumulative effect of change in accounting for derivatives, net of tax" in the Consolidated Statements of Income, is attributable to losses on basis swaps that were natural hedges and losses on interest rate swaps reclassified from AOCI that have been redesignated as cash flow hedges of floating rate funding agreement liability effective January 1, 2001. In addition, the reduction to income includes adjustments to fair value for options being used as natural hedges of embedded options contained within equity-indexed annuity products. The increase in AOCI, which is classified as "change in accounting for derivatives" in the Consolidated Statements of Comprehensive Income, is attributable to the reclassification of the interest rate swap's fair value adjustment from AOCI to the Consolidated Statements of Income.

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

     For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported net in the Consolidated Statements of Income. The effective portion of the changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in AOCI. When the hedged cash transaction is realized, the gain or loss included in AOCI is reported net in the Consolidated Statements of Income with the hedged cash transaction item. In addition, the ineffective portion of the changes in the fair value of derivatives designated as cash flow hedges are reported in net investment income in the Consolidated Statements of Income. For derivatives designated as a natural hedge, changes in fair value are classified as realized/unrealized gains (losses) on investments in the Consolidated Statements of Income.

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

     The Company has certain fixed annuity products that credit interest based on a total return strategy. Under the total return strategy, the policyowner is allowed to allocate their premium payments to different asset classes within the Company's general account assets to which the selected strategy is linked, less certain charges. The total return adjustment is paid when a policyowner accesses the funds. The Company guarantees a minimum return of premium plus approximately 3% interest per annum over the life of the contract. The general account assets backing the total return strategy of these products are fixed maturity securities and are designated by the Company as held for trading. Both the trading securities held by the Company and the annuity contracts are valued at fair value. The change in fair value for the trading securities is included in realized/unrealized gains (losses) on investments and the change in fair value of the annuity contracts is included in policyowner benefits in the Consolidated Statements of Income.

     During the first six months of 2001, realized/unrealized gains (losses) on investments included an unrealized loss of $34.1 million from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed annuities and a $3.5 million unrealized loss from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment from fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy annuity contracts totaling $32.5 million. In addition, basis swaps were terminated during the first quarter of 2001 and an increase in fair value of $1.8 million on those swaps was included in net investment income. AOCI included an unrealized loss of $2.1 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability. The Company estimates that $0.6 million of derivative losses included in AOCI will be reclassified into earnings within the next twelve months. The ineffectiveness of the interest rate swap cash flow hedge was not considered significant for the first half of 2001.

     The following table summarizes the income (loss) impact of adopting SFAS No. 133 in the cumulative effect of change in accounting for derivatives as of January 1, 2001 and the market value adjustments on trading securities and derivatives in the first six months of 2001:

                                   Cumulative Effect of
                                   Change in Accounting        Six Months
                                      for Derivatives             Ended
                                      January 1, 2001         June 30, 2001
                                   --------------------       -------------
($ in thousands)
Basis swaps (A)                    $               (921)      $           -
Separate account swap (B)                        (4,100)                  -
Fixed maturity securities
   held for trading                                   -              (3,519)
Options on equity-indexed
   annuities                                     (4,056)            (34,096)
Equity-indexed and total return
   strategy fixed annuity
   liabilities                                   (1,335)             32,510
Deferred (loss) (C)                                (899)                  -
Deferred policy acquisition
   cost amortization
   impact of net annuity
   adjustments                                   (1,127)              2,102
                                   --------------------       -------------
     Pre-tax total                              (12,438)             (3,003)
     Income taxes                                 4,202               1,051
                                   --------------------       -------------
     After-tax total               $             (8,236)      $      (1,952)
                                   ====================       =============

(A)  Terminated during first quarter 2001.

(B)  Future adjustments are through AOCI.

(C)  Balance eliminated in transition adjustment.

     The cumulative effect of change in accounting for derivatives per common share for the six months ended June 30, 2001:

                  Basic                                       $     0.26
                  Diluted                                     $     0.25

Weighted average common shares outstanding:

                  Basic                                       32,181,646
                  Diluted                                     32,325,847

(4)  CLOSED BLOCK

     The Company has established two Closed Blocks. The first was established on June 30, 1996 in connection with the reorganization of ALIC to a stock form. The second was established on May 18, 2001 in connection with the reorganization of ILICO to a stock form. Insurance policies which had a dividend scale in effect as of each Closed Block establishment date, were included in the Closed Block.

The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the reorganization of ALIC and ILICO, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization if the experience underlying such scales and credits continues. Effective with the first quarter of 2001, the Company has adopted the Accounting Standards Executive Committee's Statement of Position 00-3 (SOP 00-3) "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Holding Companies and for Certain Long-Duration Participating Contracts." The provisions of SOP 00-3 required the Company to modify its presentation of the Closed Block in its Consolidated Financial Statements to no longer show the operations of the Closed Block and the assets and liabilities of the Closed Block as single line items. In addition, the SOP required the Company to report unrealized gains and losses on Closed Block investments as a component of the Closed Block policyholder dividend obligation rather than AOCI. At June 30, 2001, there was an unrealized gain of $16.5 million included in the policyholder dividend obligation.

     Summarized balance sheet information of the combined Closed Blocks as of June 30, 2001 and December 31, 2000 and statements of income for the three months and six months ended June 30, 2001 and 2000 are as follows:



                                              June 30,             December 31,
                                                2001                   2000
                                            ----------------------------------
                                            (unaudited)
($ in thousands)

Assets:
Securities available-for-sale at
  fair value:
        Fixed maturity securities           $ 1,760,917            $ 1,191,592
Loans                                           106,203                      -
Policy loans                                    363,093                201,092
Other investments                                 2,112                  2,934
Cash and cash equivalents                         2,081                  3,025
Accrued investment income                        31,359                 16,811
Premiums and fees receivable                     18,711                  7,062
Deferred policy acquisition costs                44,989                 48,126
Value of business acquired                      164,955                 71,830
Other assets                                     43,073                 41,885

                                            ----------------------------------
               Total Assets                 $ 2,537,493            $ 1,584,357
                                            ==================================

Liabilities:
Future life and annuity policy benefits       2,817,562              1,654,784
Policyowner funds                                 5,076                  5,081
Accrued expenses and other liabilities           64,221                 34,689
Dividends payable to policyowners               185,619                154,603
Policy and contract claims                        7,150                  5,495

                                            ----------------------------------
               Total Liabilities            $ 3,079,628            $ 1,854,652
                                            ==================================

                                               Three Months Ended June 30,
                                               2001                   2000
                                            ----------------------------------
                                                       (unaudited)
Revenues and expenses:
Insurance premiums                          $    59,714            $    45,427
Universal life and annuity product charges        3,015                  3,166
Net investment income                            34,004                 27,529
Realized gains (losses) on investments               69                      4
Policyowner benefits                            (62,075)               (46,618)
Underwriting, acquisition and
     other expenses                                (922)                  (434)
Amortization of deferred policy
     acquisition costs and value
     of business acquired                        (4,474)                (3,602)
Dividends to policyowners                       (21,195)               (19,764)

Contribution from the Closed Block
        before income taxes                 ----------------------------------
                                            $     8,136            $     5,708
                                            ==================================

                                                 Six Months Ended June 30,
                                               2001                   2000
                                            ----------------------------------
                                                       (unaudited)
Revenues and expenses:
Insurance premiums                          $   104,562            $    94,403
Universal life and annuity product charges        6,329                  6,257
Net investment income                            63,397                 54,823
Realized gains (losses) on investments              313                     44
Policyowner benefits                           (110,898)              (100,570)
Underwriting, acquisition and
     other expenses                              (1,687)                (1,262)
Amortization of deferred policy
     acquisition costs and value of
     business acquired                           (8,588)                (7,329)
Dividends to policyowners                       (38,823)               (34,798)

Contribution from the Closed Block
        before income taxes                 ----------------------------------
                                            $    14,605            $    11,568
                                            ==================================

(5)  FEDERAL INCOME TAXES

     The effective income tax rate for the three months and six months ending June 30, 2001 and 2000 varied from the prevailing corporate rate primarily as a result of goodwill amortization, non-deductible reorganization costs, low income housing and rehabilitation credits, and tax exempt income.

(6)  ACQUISITIONS

     On May 18, 2001, the Company completed the acquisition of ILICO for an amount of cash, policy credits and shares of the Company's common stock equal to the value of 9.3 million shares of the Company's common stock. The purchase price totaled approximately $326 million. The acquisition was accounted for using the purchase method of accounting and accordingly the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of May 18, 2001, with the excess of the fair value of the assets acquired less the fair value of the liabilities assumed over the purchase price recorded as a reduction of value of business acquired (VOBA). The reduction to VOBA was approximately $8.0 million. The purchase price allocations related to VOBA were based on preliminary studies which will be finalized by year end. Therefore, the final allocations may differ from the amounts reflected as of June 30, 2001 and VOBA will be adjusted accordingly. Although the final allocations may differ, the consolidated financial statements as of June 30, 2001 reflect the Company's best estimate based on currently available information and the differences between the current and final allocations are not expected to be material. The operations of ILICO for the period of May 18, 2001 through June 30, 2001 have been included in the consolidated financial statement of income of the Company.

     The preliminary allocation of the purchase price of ILICO is as follows (in millions):


Investments (including cash and short-term investments)            $   4,655.7
Receivables and other assets                                             413.4
Value of business acquired                                               256.9
Separate account assets                                                  345.6
Policyowner reserves and funds                                        (4,811.5)
Other liabilities                                                       (163.1)
Debt                                                                     (25.0)
Separate account liabilities                                            (345.6)
                                                                   -----------
     Total investment in ILICO                                     $     326.4
                                                                   ===========

     The following table sets forth certain pro forma operating data of the Company for the six months ended June 30, 2001 and 2000. This pro forma data assumes the acquisition of ILICO occurred on January 1, 2000.



                                                 Six months ended June 30,
                                                2001                   2000
                                            -----------            -----------

                                          (in thousands, except per share data)
Pro Forma operating data:
   Total revenue                            $   746,575            $   789,863
   Net income from continuing operations         41,038                 39,024
    Net income                                   32,306                 39,024

Diluted pro forma net income from
   continuing operations per share of
   common stock                             $      1.05            $      1.48
Diluted pro forma net income per share
   of common stock                          $      0.83            $      1.48

     Under the terms of the joint venture ALIC participates in with Ameritas, ALIC had an option to purchase an additional 5% to 15% of AMAL if certain premium growth targets were met. ALIC met the premium growth target requirement for one 5% purchase option in January 2001. ALIC exercised the option on March 28, 2001 and acquired an additional 5% ownership interest in AMAL for $7.2 million. ALIC's ownership percentage in AMAL is now 39% and ALIC's has a remaining option to purchase an additional 5% to 10% of AMAL.

(7)  SUBSEQUENT EVENTS

     On July 27, 2001, the forward common stock purchase contract component of the Company's adjustable conversion-rate equity security (ACES) units matured. Under the terms of the contract, ACES unit holders had an obligation to purchase Company common stock at a price of $31.5625 per share. In lieu of paying cash to satisfy their purchase obligation, the ACES unit holders could surrender the preferred security component of the ACES unit. Of the 4,080,500 ACES units outstanding, 4,075,625 were surrendered, and the remaining ACES unit holders submitted cash of approximately $0.1 million to purchase Company common stock. The number of shares of common stock to be issued by the Company was based upon the average price of the Company's common stock for the twenty consecutive trading days ending on July 26, 2001, compared to the stated ACES unit amount of $31.5625. As a result of this, the Company issued approximately 3.8 million shares of common stock and retired approximately $128.7 million of ACES debt.

     In July 2001, the Company consolidated various management functions in connection with its life insurance and annuity operations reorganization. As a result, the Company incurred one-time restructuring charges of approximately $5.0 million pre-tax, primarily related to severance. These charges will be expensed in the Company's third quarter 2001 Consolidated Statement of Income.

     On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which change the accounting for business combinations, goodwill and other intangible assets. In particular, SFAS 142, which will generally become effective January 1, 2002, adopts a nonamortization, impairment-only model for the Company's goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses. The Company is presently studying the impact that the new Statements will have on its accounting policies. Under current GAAP standards, the Company has recorded goodwill amortization expense of approximately $3.9 million and $4.2 million for the six months ended June 30, 2001 and 2000, respectively.

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

     ANNUITIES

     The Annuity segment markets individual fixed and variable annuities on a national basis primarily through independent brokers and marketing companies. The Annuity segment also includes one insurance contract issued to a commercial paper conduit.

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

 Operating segment income and assets are as follows:

 Operating Segment Income
 ($ in thousands)

 For The Three Months Ended June 30, 2001

                                                                                                           Total
                                                               Life Insurance   Annuities   All Other   Consolidated
                                                               -----------------------------------------------------
 Revenues:
     Insurance premiums                                        $       78,331   $   2,581   $     225   $     81,137
     Universal life and annuity product charges                        25,821       9,026           -         34,847
     Net investment income                                             65,294     138,684       3,115        207,093
     Core realized/unrealized gains (losses) on investments                69        (305)          -           (236)
     Other income                                                           -       9,732       2,220         11,952
                                                               -----------------------------------------------------

                                                                      169,515     159,718       5,560        334,793

 Benefits and expenses:
      Policyowner benefits                                             91,856     103,877         596        196,329
      Underwriting, acquisition, and other expenses                    17,911      13,565       3,645         35,121
      Amortization of deferred policy acquisition costs
           and value of business acquired, net of
           non-core adjustment of ($4,899)                             12,123      22,747           -         34,870
      Dividends to policyowners                                        23,067           -           -         23,067
                                                               -----------------------------------------------------

                                                                      144,957     140,189       4,241        289,387
                                                               -----------------------------------------------------

 Adjusted pre-tax operating income                             $       24,558   $  19,529   $   1,319         45,406
                                                               ======================================

     Non-core realized gains (losses) on investments                                                         (11,589)

     Change in option value of equity-indexed
         annuity products and market value
         adjustments on total return strategy annuities                                                       (2,459)

     Amortization of deferred policy acquisition costs
          due to non-core realized gains or losses                                                             4,899

     Reorganization costs                                                                                       (202)

                                                                                                        ------------
 Income from continuing operations                                                                            36,055

 Interest (expense)                                                                                           (7,410)

 Income tax (expense)                                                                                         (8,950)

 Income from discontinued operations, net of tax                                                                 532
                                                                                                        ------------

            Net income                                                                                  $     20,227
                                                                                                        ============


 Operating Segment Income
 ($ in thousands)

 For The Three Months Ended June 30, 2000

                                                                                                           Total
                                                               Life Insurance   Annuities   All Other   Consolidated
                                                               -----------------------------------------------------
 Revenues:
       Insurance premiums                                      $       62,548   $   6,457   $     132   $     69,137
       Universal life and annuity product charges                      15,767       9,752           -         25,519
       Net investment income                                           52,145     115,887       2,111        170,143
       Core realized/unrealized gains (losses) on investments               4      (6,242)          -         (6,238)
       Other income                                                         -       5,348       1,997          7,345
                                                               -----------------------------------------------------

                                                                      130,464     131,202       4,240        265,906

 Benefits and expenses:
       Policyowner benefits                                            73,694      74,902          26        148,622
       Underwriting, acquisition, and other expenses                   15,794      14,242       4,216         34,252
       Amortization of deferred policy acquisition costs
            and value of business acquired, net of
            non-core adjustment of ($4,335)                             7,528      16,949           -         24,477
       Dividends to policyowners                                       21,326           -           -         21,326
                                                               -----------------------------------------------------

                                                                      118,342     106,093       4,242        228,677
                                                               -----------------------------------------------------

 Adjusted pre-tax operating income                             $       12,122   $  25,109   $      (2)        37,229
                                                               ======================================

       Non-core realized gains (losses) on investments                                                          (924)

       Amortization of deferred policy acquisition costs
            due to non-core realized gains or losses                                                           4,335

       Reorganization costs                                                                                   (5,495)

                                                                                                        ------------
 Income from continuing operations                                                                            35,145

 Interest (expense)                                                                                           (7,681)

 Income tax (expense)                                                                                        (11,070)

 Minority interest                                                                                            (8,664)

 Income from discontinued operations, net of tax                                                                 147
                                                                                                        ------------

            Net income                                                                                  $      7,877
                                                                                                        ============


 Operating Segment Income
 ($ in thousands)

 For The Six Months Ended June 30, 2001


                                                                                                           Total
                                                               Life Insurance   Annuities   All Other   Consolidated
                                                               -----------------------------------------------------
 Revenues:
       Insurance premiums                                      $      140,282   $   7,194   $     253   $    147,729
       Universal life and annuity product charges                      42,955      16,158           -         59,113
       Net investment income                                          118,325     265,872       4,024        388,221
       Core realized/unrealized gains (losses) on investments             313         347           -            660
       Other income                                                         -      17,789       4,495         22,284
                                                               -----------------------------------------------------

                                                                      301,875     307,360       8,772        618,007

 Benefits and expenses:
       Policyowner benefits                                           166,387     194,235         585        361,207
       Underwriting, acquisition, and other expenses                   32,051      28,082       6,322         66,455
       Amortization of deferred policy acquisition costs
            and value of business acquired, net of
            non-core adjustment of ($5,537)                            21,733      39,046           -         60,779
       Dividends to policyowners                                       42,225           -           -         42,225
                                                               -----------------------------------------------------

                                                                      262,396     261,363         6,907      530,666
                                                               -----------------------------------------------------

 Adjusted pre-tax operating income                             $       39,479   $  45,997   $   1,865         87,341
                                                               ======================================

       Non-core realized gains (losses) on investments                                                       (52,320)

      Change in option value of equity-indexed
           annuity products and market value
           adjustments on total return strategy annuities                                                     32,510

       Amortization of deferred policy acquisition costs
            due to non-core realized gains or losses                                                           5,537

       Reorganization costs                                                                                     (202)

                                                                                                        ------------
 Income from continuing operations                                                                            72,866

 Interest (expense)                                                                                          (14,742)

 Income tax (expense)                                                                                        (18,971)

 Income from discontinued operations, net of tax                                                                 946

 Cumulative effect of change in accounting for derivatives, net of tax                                        (8,236)
                                                                                                        ------------

            Net income                                                                                  $     31,863
                                                                                                        ============


 Operating Segment Income
 ($ in thousands)

 For The Six Months Ended June 30, 2000

                                                                                                           Total
                                                               Life Insurance   Annuities   All Other   Consolidated
                                                               -----------------------------------------------------
 Revenues:
       Insurance premiums                                      $      125,831   $  12,339   $      94   $    138,264
       Universal life and annuity product charges                      30,553      18,241           -         48,794
       Net investment income                                          105,103     229,573       9,079        343,755
       Core realized/unrealized gains (losses) on investments             577      (4,481)          -         (3,904)
       Other income                                                         -       9,513       4,365         13,878
                                                               -----------------------------------------------------

                                                                      262,064     265,185      13,538        540,787

 Benefits and expenses:
       Policyowner benefits                                           149,651     162,477         198        312,326
       Underwriting, acquisition, and other expenses                   26,406      25,632       9,209         61,247
       Amortization of deferred policy acquisition costs
            and value of business acquired, net of
            non-core adjustment of ($3,715)                            17,065      32,839           -         49,904
       Dividends to policyowners                                       37,496           -           -         37,496
                                                               -----------------------------------------------------

                                                                      230,618     220,948       9,407        460,973
                                                               -----------------------------------------------------

 Adjusted pre-tax operating income                             $       31,446   $  44,237   $   4,131         79,814
                                                               ======================================

       Non-core realized gains (losses) on investments                                                          (355)

       Amortization of deferred policy acquisition costs
            due to non-core realized gains or losses                                                           3,715

       Reorganization costs                                                                                   (6,705)

                                                                                                        ------------
 Income from continuing operations                                                                            76,469

 Interest (expense)                                                                                          (14,827)

 Income tax (expense)                                                                                        (23,657)

 Minority interest                                                                                           (15,270)

 Income from discontinued operations, net of tax                                                                 (58)
                                                                                                        ------------

            Net income                                                                                  $     22,657
                                                                                                        ============

Operating Segment Assets
($ in thousands)

                                                                                                Total
                                                 Life Insurance     Annuities    All Other   Consolidated
                                                 --------------------------------------------------------
June 30, 2001

Investments                                      $    4,500,025   $ 10,028,828   $  36,602   $ 14,565,455
Deferred policy acquisition costs and VOBA              589,864        598,426           -      1,188,290
Other assets                                            463,875      1,269,684      66,444      1,800,003
                                                 --------------------------------------------------------

Total assets                                     $    5,553,764   $ 11,896,938   $ 103,046   $ 17,553,748
                                                 ========================================================


December 31, 2000

Investments                                      $    2,673,659   $  6,859,314   $  73,833   $  9,606,806
Deferred policy acquisition costs and VOBA              365,819        539,923           -        905,742
Other assets                                            216,088        660,738      82,148        958,974
                                                 --------------------------------------------------------

Total assets                                     $    3,255,566   $  8,059,975   $ 155,981   $ 11,471,522
                                                 ========================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes.


NATURE OF OPERATIONS

     The Company is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in all 50 states, the District of Columbia and the U.S. Virgin Islands. The Company also owns a real estate management company through which it conducts limited real estate management, development, syndication and marketing activities. The Company has two reportable operating segments: Life Insurance and Annuities. The Life Insurance segment's primary product offerings consist of whole life, universal life and term life insurance policies. The primary product offerings of the Annuity segment are individual fixed and variable annuities.

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



                                            For the Three Months Ended       For the Six Months Ended
                                                    June 30,                         June 30,
                                               2001           2000             2001            2000
                                            --------------------------     ---------------------------
($ in thousands, except per share data)

Net Income                                  $    20,227    $     7,877     $    31,863     $    22,657

Net non-core realized (gains) losses (A)          4,677            299           9,494          (1,058)

Net amortization of deferred policy
      acquisition costs due to non-core
      realized gains or losses (B)               (1,317)        (1,635)         (2,823)         (1,401)

Net effect of accounting differences
      from the adoption of SFAS No. 133 (C)       2,541              -           2,541               -

Reorganization costs (D)                            202          4,834             202           5,855

Discontinued operations (E)                        (532)          (147)           (946)             58

Cumulative effect of change in
      accounting for derivatives (F)                  -              -           8,236               -

                                            --------------------------     ---------------------------
Adjusted Net Operating Income               $    25,798    $    11,228     $    48,567     $    26,111
                                            ==========================     ===========================

Adjusted Net Operating Income
      per common share (G):
         Basic                              $      0.75    $      0.65     $      1.51     $      1.50
                                            ==========================     ===========================
         Diluted                            $      0.75    $      0.65     $      1.50     $      1.50
                                            ==========================     ===========================

 Weighted average common
      shares outstanding (G):
         Basic                               34,364,932     17,390,165      32,181,646      17,390,165
                                            ==========================     ===========================
         Diluted                             34,528,541     17,407,252      32,325,847      17,416,085
                                            ==========================     ===========================



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

(C) Represents the net effect of SFAS No. 133 related accounting entries during the quarter, adjusted for income taxes. The accounting entries consist of market value adjustments on trading securities, derivatives, certain annuity contracts, and the associated change in amortization of deferred acquisition costs resulting from such adjustments.

(D) For the 2001 periods presented, represents costs directly related to ILICO's reorganization. For the 2000 periods presented, represents costs directly related to the Company's reorganization and merger with ALHI, adjusted for minority interest on such amounts. The costs consist primarily of legal, actuarial and consulting expenses.

(E)      Represents the net income from the Company's discontinued operations.

(F) Represents the cumulative effect of change in accounting for derivatives, net of income taxes, as of January 1, 2001, resulting from the Company's adoption of SFAS No. 133. This statement is effective for fiscal years beginning after June 15, 2000.

(G) The Company was formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. At that time, the Company distributed 17.4 million shares of its common stock to its former members and exchanged its common stock for the 12.9 million shares of common stock held by the public in ALHI on a one-for-one basis. The Company's operating income is primarily from its former subsidiary, ALHI. The Company has owned shares of ALHI common stock since 1996. Adjusted net operating income per share has been calculated on the basis that the shares of stock the Company owned of ALHI were distributed to members and outstanding from January 1, 1996 and the shares exchanged for ALHI shares were outstanding from the date of demutualization.

         Adjusted net operating income increased $14.6 million to $25.8 million, or $0.75 per diluted share, for the second quarter of 2001 compared to $11.2 million, or $0.65 per diluted share, for the second quarter of 2000. For the six months ended June 30, adjusted net operating income was $48.6 million in 2001 compared to $26.1 million in 2000. The increase in adjusted net operating income in 2001 was primarily attributable to the acquisition of ILICO and the reduction in income applicable to the minority interest. Excluding the effects of these two items, adjusted net operating income remained approximately level between years for both the three month and six month periods. Adjusted net operating income is analyzed further in the operating segment discussion.

SALES

         LIFE INSURANCE

         The following table sets forth information regarding the Company's life insurance sales activity by product:


                                                                   Sales Activity by Product
                                                             Direct First Year Annualized Premiums

                                     For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                         2001                   2000              2001                  2000
                                     -----------------------------------     -----------------------------------
($ in thousands)
Traditional life insurance:
      Whole life                     $       1,506         $       2,627     $       3,518         $       6,395
      Interest-sensitive whole life          2,425                     -             2,425                     -
      Term life                              2,624                 1,651             4,027                 4,530
Universal life                               4,053                 2,229             5,702                 6,459
Equity-indexed universal life                5,455                 1,595            10,724                 1,928
                                     -----------------------------------     -----------------------------------

      Total                          $      16,063         $       8,102     $      26,396         $      19,312
                                     ===================================     ===================================


     Life insurance sales as measured by annualized premiums were $16.1 million in the second quarter of 2001 compared to $8.1 million in the second quarter of 2000. Year-to-date, life insurance sales increased $7.1 million to $26.4 million in 2001 compared to $19.3 million in 2000. Approximately $5.9 million of the increase for the quarter and year-to-date was due to sales from ILICO, which was acquired during the second quarter of 2001. Excluding the sales from ILICO, life insurance sales increased 26% and 6% for the 2001 three month and six month periods, respectively, as compared to 2000. The increases were from the Company's new equity-indexed universal life products which allow the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based on increases in the S&P 500 Index, excluding dividends. The earnings credit is subject to a participation rate and an annual cap. In the first six months of 2001, sales of these products were $10.7 million as compared to $1.9 million for the same period a year ago. The Company anticipates continued higher sales of these products as compared to last year.

     The following table sets forth the Company's life insurance collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:

                                                          Collected Premiums by Product
                                     For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                          2001                  2000              2001                 2000
                                     -----------------------------------     -----------------------------------
($ in thousands)

Individual life premiums collected:
      Traditional life:
           First year and single     $      26,027         $      19,851     $      46,091         $      41,403
           Renewal                          65,022                46,399           114,222                93,896
                                     -----------------------------------     -----------------------------------

           Total                            91,049                66,250           160,313               135,299

      Universal life:
           First year and single            12,764                 7,065            24,119                14,677
           Renewal                          24,547                17,820            44,368                37,058
                                     -----------------------------------     -----------------------------------

           Total                            37,311                24,885            68,487                51,735

Total individual life                      128,360                91,135           228,800               187,034

      Reinsurance assumed                    5,517                   264             6,026                   636
      Reinsurance ceded                    (15,802)               (6,558)          (25,152)              (12,470)
                                     -----------------------------------     -----------------------------------

Total individual life, net
  of reinsurance                     $     118,075         $      84,841     $     209,674         $     175,200
                                     ===================================     ===================================


     Traditional life insurance premiums collected were $91.0 million for the second quarter of 2001 compared to $66.3 million for the second quarter of 2000. For the first six months of 2001, traditional life insurance premiums increased $25.0 million to $160.3 million compared to $135.3 million in 2000. The entire amount of the increase, for both 2001 reporting periods, was due to the additional premiums from ILICO. Excluding the ILICO premiums, first year and single premiums declined $1.2 million for the second quarter of 2001 as compared to 2000, and renewal premium remained level between second quarter periods. Year-to-date, first year and single premium decreased approximately $2.6 million while renewal premium increased $1.6 million. The decrease in first year and single premium, exclusive of the ILICO premium, was primarily due to the Company's shift in sales from whole and term life to universal life. The increase in renewal premium is primarily a result of the maturing of the block of business.

     Universal life insurance premiums collected were $37.3 million for the second quarter of 2001 compared to $24.9 million for the same period in 2000 and $68.5 million for the first six months of 2001 compared to $51.7 million for the first six months of 2000. Approximately $7.3 million of the increase in the three month and six month 2001 periods was due to the additional universal life premiums from the ILICO acquisition. The remaining increase in the 2001 reporting periods was due to the new universal life products discussed previously.

     Reinsurance assumed increased approximately $5.3 million for both the three months and six months ended June 30, 2001 as compared to the same periods in 2000. The entire amount of the increase is from the ILICO acquisition. ILICO private labels various whole, universal and term life products. The products are issued by ILICO's private label partners and then assumed in whole or in part by ILICO.

     Effective January 1, 2000, ALIC entered into additional reinsurance agreements which effectively reduced ALIC's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. In addition, effective July 1, 2000, ALIC entered into a reinsurance agreement covering its Closed Block policies. Under this agreement, ALIC has reinsured approximately 90% of the Closed Block net amount at risk not previously reinsured. Reinsurance ceded was $2.7 million higher for the second quarter of 2001 and $6.2 million higher for the first six months of 2001 as compared to the same periods in 2000 due to these additional reinsurance agreements. The remainder of the increase in ceded premium was from the ILICO acquisition. ILICO's reinsurance agreements effectively reduce ILICO's retention limit to $500,000.

     The following table sets forth information regarding the Company's life insurance in force for each date presented:

                                     Individual Life Insurance in Force
                                               As of June 30,
                                         2001                  2000
                                     -----------------------------------
($ in thousands)

Traditional life
      Number of policies                   403,718               249,483
      GAAP life reserves             $   3,058,196         $   1,690,950
      Face amounts                   $  45,153,000         $  22,589,000

Universal life
      Number of policies                   163,927               112,770
      GAAP life reserves             $   1,440,699         $     937,233
      Face amounts                   $  21,249,000         $  12,386,000

Total life insurance
      Number of policies                   567,645               362,253
      GAAP life reserves             $   4,498,895         $   2,628,183
      Face amounts                   $  66,402,000         $  34,975,000

     The acquisition of ILICO increased the number of policies in force by 213,000, GAAP life reserves by $1.8 billion, and face amounts by $29.5 billion.

     ANNUITIES

     The following table sets forth annuity collected premiums for the periods indicated:


                                                              Collected Premiums by Product
                                     For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                           2001             2000                  2001                  2000
                                     -----------------------------------     -----------------------------------
($ in thousands)

Fixed annuities:
      Deferred fixed annuities       $     293,953         $     251,083     $     730,991         $     457,408
      Multi-choice annuities               103,764                29,828           154,308                50,033
      Equity-index annuities                35,879                70,160            69,688               141,091
 Variable annuities                          4,197                     -             4,197                     -
                                     -----------------------------------     -----------------------------------

      Total                                437,793               351,071           959,184               648,532

Reinsurance assumed                              -                     -                 -                     -
Reinsurance ceded                          (56,144)                  (62)         (104,733)                 (116)
                                     -----------------------------------     -----------------------------------

Total annuities, net of reinsurance  $     381,649         $     351,009     $     854,451         $     648,416
                                     ===================================     ===================================


     The Company primarily markets its annuity products on a national basis through networks of independent agents who are supervised by regional vice presidents or Independent Marketing Organizations (IMOs). The Company's IMOs consist of approximately 78 contracted organizations and four wholly-owned organizations. Annuity collected premiums were $437.8 million for the second quarter of 2001 compared to $351.1 million for the same period in 2000. Year-to-date, annuity collected premiums were $959.2 million in 2001 compared to $648.5 million in 2000. The increase in annuity collected premiums was partially attributable to the introduction of multi-choice annuity products in late-1999 and early-2000. The multi-choice annuity product provides for various earnings strategies under one product, such as a long-term equity index, an annual equity index, an investment grade bond index, and a guaranteed one-year rate. Earnings are credited to this product based on the increases in the applicable indices, less management fees, and funds may be moved between investment alternatives. This product has continued to grow in popularity with consumers and agents since its introduction. In addition to the increase in multi-choice annuities, fixed annuity collected premiums increased in 2001 as compared to 2000 primarily due to product repricing, growth in agents, increased marketing efforts aimed at these products, and the acquisition of ILICO. Annuity collected premiums from ILICO were approximately $29.7 million for the three months and six months ended June 30, 2001. With the acquisition of ILICO, the Company has variable annuity products. Sales of variable annuities were $4.2 million for the period from May 18, 2001, the acquisition date, through June 30, 2001. The assets and liabilities related to the variable annuities are shown on the Consolidated Balance Sheets as "Separate Account assets" and "Separate Account liabilities".

     Effective October 1, 2000, the Company entered into a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. As a result of this new agreement, fixed annuity production ceded was $100.6 million higher in the first six months of 2001 as compared to the same period in 2000. In addition, ILICO reinsures approximately 75% of its fixed annuities on a modified coinsurance basis which increased reinsurance ceded by approximately $4.0 million for the three months and six months ended June 30, 2001 as compared to the same periods in 2000. The ILICO modified coinsurance agreement also impacted the Company's balance sheet. At June 30, 2001, reinsurance receivables were $307.2 million compared to $6.5 million at December 31, 2000.

     The following table sets forth information regarding annuities in force for each date presented:

                                             Annuities in Force
                                                As of June 30,
                                          2001                 2000
                                     -----------------------------------
($ in thousands)

Deferred fixed and immediate
  annuities
      Number of policies                   172,774               163,611
      GAAP annuity reserves          $   6,498,895         $   5,859,591

Multi-choice annuities
      Number of policies                    53,972                   962
      GAAP annuity reserves          $   2,968,823         $      51,092

Equity-index annuities
      Number of policies                    16,516                12,364
      GAAP annuity reserves          $     715,117         $     573,355

Total annuities
      Number of policies                  243,262                176,937
      GAAP annuity reserves          $ 10,182,835          $   6,484,038


     The acquisition of ILICO increased the total number of annuity policies by 58,000 and GAAP annuity reserves by $3.0 billion.

RESULTS OF OPERATIONS

     A summary of the Company's revenue follows:


                                                             For The Three Months Ended            For The Six Months Ended
                                                                      June 30,                             June 30,
                                                                2001              2000                  2001           2000
                                                            ------------------------------       ------------------------------
($ in thousands)

Insurance premiums
        Life insurance - traditional                        $     78,331     $      62,548       $    140,282     $     125,831
        Annuities - Immediate annuity &
              supplementary contract premiums                      2,581             6,457              7,194            12,339
        All other                                                    225               132                253                94
                                                            ------------------------------       ------------------------------

        Total insurance premiums                                  81,137            69,137            147,729           138,264

Product charges
        Life insurance - universal life                           25,821            15,767             42,955            30,553
        Annuities                                                  9,026             9,752             16,158            18,241
                                                            ------------------------------       ------------------------------

         Total product charges                                    34,847            25,519             59,113            48,794

Net investment income
        Life insurance                                            65,294            52,145            118,325           105,103
        Annuities                                                138,684           115,887            265,872           229,573
        All other                                                  3,115             2,111              4,024             9,079
                                                            ------------------------------       ------------------------------

        Total net investment income                              207,093           170,143            388,221           343,755

Realized/unrealized gains (losses) on investments
        Life insurance - core                                         69                 4                313               577
        Annuities - core                                            (305)           (6,242)               347            (4,481)
        All other - non-core                                     (11,589)             (924)           (52,320)             (355)
                                                            ------------------------------       ------------------------------

        Total realized/unrealized gains (losses)
          on investments                                         (11,825)           (7,162)           (51,660)           (4,259)

Other income
        Annuities                                                  9,732             5,348             17,789             9,513
        All other                                                  2,220             1,997              4,495             4,365
                                                            ------------------------------       ------------------------------

        Total other income                                        11,952             7,345             22,284            13,878

                                                            ------------------------------       ------------------------------

        Total revenues                                      $    323,204     $     264,982       $    565,687     $     540,432
                                                            ==============================       ==============================



     Traditional life insurance premiums were $78.3 million in the second quarter of 2001 compared to $62.5 million in the first second of 2000. For the six months ended June 30, 2001, traditional life insurance premiums increased $14.5 million to $140.3 million compared to $125.8 million for the same period in 2000. The acquisition of ILICO in the second quarter of 2001 added $18.9 million of traditional life insurance premiums. Excluding these ILICO premiums, traditional life insurance premiums declined $3.1 million and $4.4 million for the three months and six months, respectively, ended June 30, 2001 as compared to the same periods a year ago. The decrease in traditional life insurance premiums in 2001 as compared to 2000 was primarily the result of the shift in sales focus from traditional life products to universal life products discussed previously. In addition, the new reinsurance agreements entered into in 2000 resulted in an increase in ceded premium for the first six months of 2001 of approximately $5.0 million as compared to a year ago. Partially offsetting the decline in first year premium and the increase in ceded premium was increased renewal premium. Open block renewal premium increased approximately $6.1 million in the first half of 2001 as compared to the same period a year ago primarily due to the maturing of this block, while Closed Block renewal premium declined approximately $4.5 million due to an increase in lapses. Total life insurance lapse rates, exclusive of ILICO, were 7.6% for the first half of 2001 as compared to 7.2% a year ago. This increase in lapses in the Closed Block followed the completion of the Company's demutualization. The total life insurance lapse rate including ILICO was 7.2% for the first half of 2001. As was the case with the Company's demutualization, lapses are anticipated to increase at ILICO now that its demutualization is completed.

     Immediate annuity and supplementary contract premiums decreased by $3.9 million to $2.6 million for the second quarter of 2001 compared to $6.5 million for the same period in 2000, and decreased $5.1 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. A decrease in immediate annuity premiums was anticipated as a result of pricing adjustments made on these products.

     Universal life product charges were $25.8 million for the second quarter of 2001 compared to $15.8 million for the second quarter of 2000. Year-to-date, universal life product charges increased $12.4 million to $43.0 million in 2001 compared to $30.6 million in 2000. Approximately $10.3 million of the universal life product charges for the three months and six months ended June 30, 2001 were attributable to the acquisition of ILICO. The decrease between quarter-to-date periods, excluding the impact of ILICO, was primarily due to increased reinsurance premiums. The 2001 year-to-date increase, excluding ILICO, primarily reflects the increased sales of universal life products and increased cost of insurance charges corresponding with the normal aging and growth of the block of business.

     Annuity product charges were $9.0 million for the second quarter of 2001 compared to $9.8 million for the same period in 2000, and $16.2 million for the first half of 2001 compared to $18.2 million for the first half of 2000. Annuity product charges from the acquisition of ILICO totaled approximately $2.4 million for the three months and six months ended June 30, 2001. Excluding these ILICO amounts, annuity product charges declined $3.2 million and $4.5 million for the three months and six months, respectively, ended June 30, 2001 as compared to the same periods in 2000. The decrease in product charges was primarily due to decreased surrenders of annuity policies with surrender charges. Surrenders totaled approximately $510.2 million for the first six months of 2001 compared to $571.5 million for the first six months of 2000. Annuity withdrawal rates averaged 14.6% in the first half of 2001 compared to 15.7% in the first half of 2000. Excluding internal replacements, withdrawal rates decreased 2.8% to 11.8% for the first half of 2001 compared to 14.6% for the same period a year ago. Annuity withdrawal rates, including ILICO from the acquisition date forward, averaged 15.6% for the first half of 2001. Surrenders at ILICO from the acquisition date through June 30, 2001 were approximately $77.6 million.

     Total net investment income was $207.1 million for the second quarter of 2001 compared to $170.1 million for the same period in 2000 and $388.2 million for the first six months of 2001 compared to $343.8 million for the same period in 2000. Approximately $26.2 million of net investment income for the three months and six months ended June 30, 2001 was attributable to the acquisition of ILICO. Excluding ILICO, 2001 net investment increased primarily due to higher average invested assets (excluding market value adjustments) and higher effective yields as compared to 2000. Average invested assets (excluding market value adjustments) increased approximately $171.9 million and $141.6 million between quarterly and year-to-date periods, respectively. The increase was primarily due to the growth of the Company's life insurance and annuity businesses since last year. Partially offsetting this growth in assets from the product lines was a reduction in holding company cash equivalents. The cash equivalents were generated primarily from the sale of the Company's discontinued operations in mid-1998 and were carried as invested assets of the Company until October 2000, when the Company distributed the funds to its former Members in connection with its reorganization. Investment income on the cash equivalents was approximately $4.1 million and $7.2 million for the second quarter 2001 period and year-to-date 2001 period, respectively. Net investment income for 2001 was also negatively impacted as compared to 2000 due to lower equity earnings from the Company's variable products joint venture. Equity earnings from this joint venture were $0.8 million for the first six months of 2001 compared to $1.6 million for the same period in 2000. This decline was consistent with the operating results of others in the variable product industry.

     The effective yield on the entire investment portfolio in the second quarter of 2001 was 6.72% compared to 6.91% in the second quarter of 2000 and 7.00% for the first six months of 2001 compared to 7.02% for the first six months of 2000. Excluding ILICO, 2001 second quarter and year-to-date yields increased to 7.21% and 7.28%, respectively. The increase in yields, exclusive of ILICO, primarily resulted from the market value adjustments the Company made to its assets in connection with its reorganization, in the third quarter of 2000. The overall yield is lower including ILICO primarily due to the higher percentage of convertible securities ILICO carries in its investment portfolio. The convertible securities are associated with ILICO's total return strategy fixed annuity products. The effective yield on the deferred fixed annuity portfolio increased 27 basis points to 7.11% for the second quarter of 2001 as compared to 6.84% for the second quarter of 2000. Year-to-date, the yields increased 32 basis points to 7.15% as compared to 6.83% for 2000. The deferred fixed annuity portfolio yield was also positively impacted by the market value adjustments made in the third quarter of 2000.

     Total realized and unrealized gains and losses on investments were a net loss of $11.8 million for the second quarter of 2001 compared to a net loss of $7.2 million for the same period a year ago, and a net loss of $51.7 million for the first half of 2001 compared to a net loss of $4.3 million for the first half of 2000. The significant change between periods is primarily driven by the Company's adoption of SFAS No. 133 "Accounting for Certain Derivative Instruments and Hedging Activities." In accordance with this Statement, the Company has adjusted its options to market value, which, due to the economic environment, resulted in an unrealized loss of $0.8 million and $34.1 million for the second quarter and first half, respectively, of 2001. The Company uses its options to hedge its equity-indexed annuity products. In addition, the Company also has trading securities that back its total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a loss of $3.5 million for the 2001 second quarter and six month periods. The majority of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed annuity reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in the policyowner benefits line of the Consolidated Statements of Income and are discussed in the next section of Management's Discussion and Analysis of Results of Operations and Financial Condition. The remainder of the second quarter and year-to-date 2001 realized and unrealized gains and losses on investments consisted of $7.5 million and $14.1 million, respectively, of realized losses on investments. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     Other income primarily consists of real estate operating income, property management fees, structured finance fees from affordable housing programs, Corporate Owned Life Insurance (COLI) income, and third party annuity commissions received by wholly-owned IMOs. Other income increased approximately $4.7 million in the second quarter of 2001 to $12.0 million as compared to $7.3 million in the second quarter of 2000. Year-to-date, other income was $22.3 million in 2001 compared to $13.9 million in 2000. Approximately $4.3 million of the year-to-date 2001 increase in other income was due to the acquisition of another IMO in January, 2001 and the remainder reflects the income on a $100 million COLI investment the Company made in the fourth quarter of 2000. COLI is classified as an other asset and accordingly the income from this asset appears in other income instead of net investment income.

     A summary of the Company's policyowner benefits follows:


                                                  For the Three Months Ended      For the Six Months Ended
                                                           June 30,                      June 30,
                                                     2001            2000           2001            2000
                                                  --------------------------    ---------------------------
($ in thousands)

Life Insurance:
      Traditional
          Death benefits                          $   15,125      $    8,737    $   25,074       $   21,973
          Change in liability for future policy
               benefits and other policy benefits     51,827          46,431        97,371           88,754
                                                  --------------------------    ---------------------------

               Total traditional                      66,952          55,168       122,445          110,727

      Universal
          Death benefits in excess of cash value       7,877           7,050        16,094           16,390
          Interest credited on policyowner
               account balances                       15,763          11,376        26,253           21,480
          Other                                        1,264             100         1,595            1,054
                                                  --------------------------    --------------------------

               Total universal                        24,904          18,526        43,942           38,924
                                                  --------------------------    ---------------------------

               Total life insurance benefits          91,856          73,694       166,387          149,651

Annuities
      Interest credited to deferred annuity
          account balances                            81,243          61,298       154,828          130,286
      Other annuity benefits                          22,634          13,604        39,407           32,191
                                                  --------------------------    ---------------------------

               Total annuity benefits                103,877          74,902       194,235          162,477

All other benefits                                       596              26           585              198
Change in option value of equity-indexed
      products and market value adjustments on
      total return strategy annuities                  2,459               -       (32,510)               -
                                                  --------------------------    ---------------------------

Total policyowner benefits                        $  198,788      $  148,622    $  328,697       $  312,326
                                                  ==========================    ===========================




     Total life insurance benefits were $91.9 million in the second quarter of 2001 compared to $73.7 million in the second quarter of 2000. For the first half of 2001, total life insurance benefits increased $16.7 million to $166.4 million compared to $149.7 million in the same period in 2000. The acquisition of ILICO in the second quarter of 2001 increased life insurance benefits $20.7 million for the three months and six months ended June 30, 2001. Excluding the impact of the ILICO acquisition, total life insurance benefits decreased $2.5 million and $4.0 million for the three months and six months, respectively, ended June 30, 2001 as compared to the same periods in 2000. This decrease in life insurance benefits exclusive of the impact of ILICO was primarily due to decreased death benefits and interest credited on universal life policies. The weighted average crediting rate on universal life policyowner account balances for the first half of 2001 decreased 6 basis points to 5.56% compared to 5.62% for the first half of 2000. In addition, traditional life benefits, excluding ILICO, decreased in the 2001 reporting periods as compared to 2000. The Company experienced unfavorable mortality in its traditional Closed Block policies in the second quarter of 2001 compared to 2000 resulting in increased death benefits of approximately $2.4 million. This increase in traditional death benefits was more than offset by a lower change in traditional life reserves.

     Annuity benefits were $103.9 million in the second quarter of 2001 compared to $74.9 million in the same period a year ago. Year-to-date, annuity benefits increased $31.7 million to $194.2 million in 2001 compared to $162.5 million in 2000. Approximately $15.1 million of the increase in annuity benefits in both the three month and six month 2001 periods was due to the acquisition of ILICO in the second quarter of 2001. Annuity benefits increased approximately $13.9 million and $16.6 million for the three months and six months, respectively, ending June 30, 2001 as compared to 2000, exclusive of the impact of the ILICO acquisition. Interest credited to deferred annuity account balances increased $20.7 million, exclusive of ILICO, in the first half of 2001 compared to the same period a year ago. Between 2001 and 2000 six month periods, average deferred fixed annuity account balances increased approximately $194.0 million and the weighted average crediting rate on deferred fixed annuity account balances increased 20 basis points to 5.08%. The increase in crediting rates reflects the change in product mix and the increase in the investment yields of the deferred fixed annuity portfolio. Overall, spreads on deferred fixed annuities widened 11 basis points to 208 basis points in the first half of 2001 as compared to the same period a year ago. Including ILICO deferred fixed annuity products, the weighted average crediting rate remained at 5.08% and spreads were 207 basis points. Other annuity benefits declined approximately $4.1 million, exclusive of ILICO, between first half periods, which corresponds with the decline in immediate annuity and supplementary contract premiums. ILICO added approximately $11.3 million to the 2001 other annuity benefits due to payments made under modified coinsurance agreements.

     Included in policyowner benefits is the fair value change in options embedded within the equity-indexed products and fair value changes on total return strategy fixed annuity contracts. These fair value changes are being recorded in accordance with SFAS No. 133, which the Company adopted January 1, 2001. Based on the economic environment for the three months ended June 30, 2001, the fair value changes resulted in a $2.5 million increase in reserve balances while the year-to-date fair value changes in 2001 were a $32.5 million decrease in reserve balances. As discussed previously, there is an offsetting adjustment to these fair value changes in the realized/unrealized gains (losses) on investments line of the Consolidated Income Statement related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products. All of these fair value changes are excluded from adjusted net operating income as they do not indicate overall operating trends.

     A summary of the Company's expenses follows:


                                                                For the Three Months Ended       For the Six Months Ended
                                                                         June 30,                         June 30,
                                                                   2001            2000             2001            2000
                                                                --------------------------       --------------------------
($ in thousands)

Life Insurance
       Underwriting, acquisition and
             other expenses                                     $   17,911      $   15,794       $   32,051      $   26,406
       Amortization of deferred policy acquisition costs
             and value of business acquired (VOBA), net
             of non-core adjustment of $411 and $62
             for the three months ended June 30, 2001
             and 2000, respectively, and $584 and $83
             for the six months ended June 30, 2001
             and 2000, respectively                                 12,123           7,528           21,733          17,065
                                                                --------------------------       --------------------------

             Total life insurance                                   30,034          23,322           53,784          43,471

Annuities
       Underwriting, acquisition and
             other expenses                                         13,565          14,242           28,082          25,632
       Amortization of deferred policy acquisition costs
             and value of business acquired (VOBA), net
             of non-core adjustment of ($5,310) and
             ($4,397) for the three months ended June 30,
             2001 and 2000, respectively, and ($6,121)
             and ($3,798) for the six months ended
             June 30, 2001 and 2000, respectively                   22,747          16,949           39,046          32,839
                                                                --------------------------       --------------------------

             Total annuities                                        36,312          31,191           67,128          58,471

Amortization of deferred policy acquisition costs due
        to non-core realized gains or losses                        (4,899)         (4,335)          (5,537)         (3,715)

All other expenses                                                   3,645           4,216            6,322           9,209

Reorganization costs                                                   202           5,495              202           6,705
                                                                --------------------------       --------------------------

Total expenses                                                  $   65,294      $   59,889       $  121,899      $  114,141
                                                                ==========================       ==========================


     Total life insurance expenses were $30.0 million in the second quarter of 2001 compared to $23.3 million in the same period in 2000. For the first six months of 2001, life insurance expenses totaled $53.8 million compared to $43.5 million a year ago. The acquisition of ILICO in the second quarter of 2001 increased total life insurance expenses approximately $6.5 million for the three months and six months ended June 30, 2001. Excluding the impact of the ILICO acquisition, underwriting, acquisition and insurance expenses decreased approximately $1.4 million in the second quarter of 2001 and increased approximately $2.1 million in the first half of 2001, as compared to the same periods a year ago. The decrease in the second quarter 2001 expenses as compared to a year ago was primarily due to lower technology costs while the increase in the year-to-date 2001 expenses as compared to last year was primarily due to general compensation increases, depreciation on the new life insurance administrative system and distribution system enhancements. Amortization of deferred policy acquisition costs and value of business acquired (VOBA), exclusive of ILICO, increased $1.6 million in both the second quarter of 2001 and the first six months of 2001 compared to the comparable periods in 2000. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The increase in amortization in 2001 as compared to 2000 is primarily associated with the Company's market value adjustment completed at the end of the third quarter 2000. Additional VOBA was established as a result of the market value adjustment.

     Total annuity expenses increased by $5.1 million to $36.3 million in the second quarter of 2001 compared to $31.2 million in the second quarter of 2000. Year-to-date, total annuity expenses were $67.1 million in 2001 compared to $58.5 million in 2000. Approximately $1.1 million of the 2001 total annuity expenses in both the second quarter and year-to-date periods were due to the ILICO acquisition. Excluding these ILICO expenses, underwriting, acquisition and insurance expenses decreased approximately $1.3 million in the second quarter of 2001 compared to the same period a year ago and increased approximately $1.8 million between year-to-date periods. The decrease in the second quarter expenses primarily reflects the reduction in expenses from the consolidation of annuity operations in Topeka while the year-to-date increase was primarily due to the new IMO acquired in January of 2001. The increase in expense due to the new IMO was offset by the increase in other income from the IMO discussed previously. Exclusive of the impact of ILICO, amortization of deferred policy acquisition costs and VOBA increased $5.4 million in the second quarter of 2001 as compared to the same period in 2000 and $5.8 million between year-to-date periods. The increase in amortization was partially attributable to the general growth in the deferred policy acquisition cost asset associated with the continued growth in annuity sales. In addition, VOBA amortization was higher in 2001 due to the additional VOBA established in connection with the Company's third quarter market value adjustment.

     Other expenses decreased by $0.6 million in the second quarter of 2001 to $3.6 million compared to $4.2 million in the same period in 2000. Year-to-date, other expenses were $6.3 million in 2001 compared to $9.2 million in 2000. Other expenses primarily consist of expenses related to the real estate management company and the holding company, and tend to fluctuate from period to period depending on the properties under management each quarter. Beginning in 1999, the Company began decreasing the number of properties under management and, accordingly, other expenses are also declining.

     The 2000 reorganization costs consist primarily of legal, actuarial and consulting expenses associated with the demutualization of the Company that was completed in the third quarter of 2000. The 2001 reorganization costs are associated with the demutualization of ILICO, which was completed in connection with the Company's acquisition of ILICO. As these costs are not of a continuing nature, they have been excluded from the Operating Segment amounts.

         A summary of the Company's income from operations by operating segment follows:


                                                   For the Three Months Ended    For the Six Months Ended
                                                             June 30,                    June 30,
                                                        2001         2000           2001          2000
                                                   --------------------------   --------------------------
($ in thousands)

Life Insurance:
       Open Block:
             Revenues                              $   169,515    $   130,464   $   301,875    $   262,064
             Benefits and expenses                    (121,890)       (97,016)     (220,171)      (193,122)
             Dividends to policyowners                 (23,067)       (21,326)      (42,225)       (37,496)
                                                   --------------------------   --------------------------

       Adjusted pre-tax operating income                24,558         12,122        39,479         31,446

Annuities:
       Revenues                                        159,718        131,202       307,360        265,185
       Benefits and expenses                          (140,189)      (106,093)     (261,363)      (220,948)
                                                   --------------------------   --------------------------

       Adjusted pre-tax operating income                19,529         25,109        45,997         44,237

All other adjusted pre-tax operating (loss)              1,319             (2)        1,865          4,131
                                                   --------------------------   --------------------------

Total adjusted pre-tax operating income            $    45,406    $    37,229   $    87,341    $    79,814
                                                   ==========================   ==========================


     Adjusted pre-tax operating income from Life Insurance operations was $24.6 million in the first quarter of 2001 compared to $12.1 million in the second quarter of 2000. For the first six months of 2001, adjusted pre-tax operating income from Life Insurance operations increased $8.1 million to $39.5 million compared to $31.4 million in 2000. The acquisition of ILICO contributed $11.0 million of adjusted pre-tax operating income to the Life Insurance segment in the second quarter. Exclusive of the impact of the ILICO acquisition, Life Insurance operating income increased $1.5 million between quarterly periods and decreased $2.9 million between year-to-date periods. Gross margins in the Life Insurance segment remained level between year over year periods with the fluctuations in insurance expenses and the decline in earnings from the Company's variable products joint venture primarily impacting the overall results.

     Adjusted pre-tax operating income from Annuity operations was $19.5 million in the second quarter of 2001 compared to $25.1 million in the same period in 2000. Year-to-date, adjusted pre-tax operating income from Annuity operations increased $1.8 million to $46.0 million in 2001 compared to $44.2 million in 2000. Annuity operating income was negatively impacted approximately $1.0 million from the acquisition of ILICO. Excluding this loss from ILICO, Annuity operating income decreased $4.6 million between quarterly periods and increased $2.8 million between year-to-date periods. The decrease in the second quarter of 2001 was primarily due to lower margins on equity-indexed annuity products. Year-to-date, the decreased margins on the equity-indexed annuity products were offset by the increase in spreads on the deferred fixed annuity products.

     All other adjusted pre-tax operating income was $1.9 million in the first half of 2001 compared to $4.1 million in the first half of 2000. The decrease in 2001 compared to 2000 was primarily due to decreased investment income as the Company distributed approximately $340 million of cash equivalents in October 2000 in connection with its reorganization.

     Interest expense decreased $0.3 million in the second quarter of 2001 to $7.4 million compared to $7.7 million in the second quarter of 2000. Year-to-date, interest expense was $14.7 million in 2001 compared to $14.8 million in 2000. The decreased interest expense in 2001 was primarily due to lower borrowing rates in 2001 as compared to 2000. The 2001 interest expense also included approximately $0.3 million of interest expense from ILICO. ILICO has a $25 million, 8.66% surplus note, due on April 1, 2011.

     Income tax expense was $19.0 million in the first half of 2001 compared to $23.7 million in the same period in 2000. The effective tax rate was 32.6% and 38.4% for the first half of 2001 and 2000, respectively. The decrease in the effective tax rate in 2001 reflected the decline in nondeductible expenses associated with the Company's reorganization and increased tax exempt income from the COLI investment.

     Minority interest represents the minority stockholders ownership percentage share of net income of ALHI prior to the Company's acquisition of this Minority Interest. The minority shareholder ownership percentage was 42% for the six months ended June 30, 2000. As a result of the Company's acquisition of the Minority Interest there is no net income applicable to the Minority Interest in 2001.

     Net income from continuing operations increased $12.0 million to $19.7 million in the second quarter of 2001 compared to $7.7 million in the second quarter of 2000. Year-to-date, net income from continuing operations was $39.2 million in 2001 and $22.7 million in 2000. Approximately $4.1 million of the increase in the quarter and year-to-date periods was from the ILICO acquisition and the remainder was due to the lower effective tax rate and the reduction in net income applicable to the Minority Interest.

     The Company adopted SFAS No. 133 January 1, 2001. In accordance with the provisions of the Statement, the Company has recorded the differences between the previous carrying amounts of its derivative instruments and the fair value of its derivative instruments, as of this initial application date, as the effect of a change in accounting principle. The gross difference between carrying amounts and fair value amounts of the Company's derivative instruments was a reduction of approximately $11.3 million. The deferred policy acquisition cost and VOBA amortization impact from the derivative adjustments was approximately $1.1 million and the income tax benefit was $4.2 million, resulting in the net cumulative effect of change in accounting for derivatives of $8.2 million.

     Net income was $20.2 million in the second quarter of 2001 compared to $7.9 million in the second quarter of 2000 and $31.9 million in the first half of 2001 compared to $22.7 million in the first half of 2000. The acquisition of ILICO increased net income approximately $4.1 million in the 2001 second quarter and year-to-date periods. In addition, the lower effective tax rate and reduction in net income applicable to Minority Interest also increased net income in the 2001 periods as compared to 2000. Year- to-date, the adoption of SFAS No. 133 in the first quarter of 2001 had a one-time cumulative effect of reducing net income by $8.2 million.


LIQUIDITY AND CAPITAL RESOURCES

     THE COMPANY

     The Company's cash flows from operations consist of dividends from subsidiaries, if declared and paid, interest from income on loans and advances to its subsidiaries (including a surplus note issued to the Company by ALIC), investment income on assets held by the Company and fees which the Company charges its subsidiaries and certain other of its affiliates for services, offset by the expenses incurred for debt service, salaries and other expenses.

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, the Company's life insurance subsidiaries dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators broad discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2000 results, the Company's subsidiaries could pay an estimated $102.9 million in dividends in 2001 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $20.0 million in the first six months of 2001. The 2000 statutory results exceeded prior years' statutory results primarily due to reinsurance transactions entered into in 2000 and the acquisition of ILICO. As reinsurance activity varies from year to year, 2001 statutory results may decline as compared to 2000 and dividend capacity would change accordingly.

     The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of June 30, 2001, there was a $64 million outstanding loan balance under the Bank Credit Facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause certain of its life insurance subsidiaries to maintain certain ratings from A.M. Best and certain levels of risk-based capital.

     The Company has announced that its Board of Directors approved a stock purchase program under which the Company may purchase up to three million shares of its common stock at such times and under such conditions as the Company deems advisable. The purchases may be made in the open market or by such other means as the Company determines to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. The funds for the purchase program would come from a combination of internal sources from its life insurance subsidiaries and utilization of its Bank Credit Facility.

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

     The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest- sensitive life products and annuities by their contractual withdrawal provisions at June 30, 2001 (including liabilities in both the Closed Block and the general account):


                                                              ($ in millions)
                                                              ---------------

Not subject to discretionary withdrawal                       $         578.0

Subject to discretionary withdrawal with adjustments:
        Specified surrender charges (A)                               5,742.1
        Market value adjustments                                      3,921.5
                                                              ---------------
        Subtotal                                                      9,663.6
                                                              ---------------

Subject to discretionary withdrawal without adjustments               1,509.1

                                                              ---------------
Total                                                         $      11,750.7
                                                              ===============


(A) Includes $620.1 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     ALIC is a party to a $250 million separate account funding agreement. Under this agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. The funding agreement is secured by assets in a separate account and is further backed by the general account assets of ALIC. The separate account assets are legally segregated and are not subject to claims that arise out of any other business of ALIC. The separate account assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but ALIC may terminate at any time.

     ALIC and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its obligations. At June 30, 2001, AVLIC had statutory assets of $2,296.0 million, liabilities of $2,230.3 million and surplus of $65.7 million.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American Investors Life Insurance Company, a subsidiary of AAG, are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of any advance. There were no borrowings under these arrangements outstanding at June 30, 2001. In addition, ALIC has long-term advances from the FHLB outstanding of $15.2 million at June 30, 2001.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of June 30, 2001 had a carrying value of $14.7 billion, including Closed Block investments.

     At June 30, 2001, the statutory surplus of the Company's subsidiaries was approximately $645.2 million. The Company believes that this level of statutory capital is more than adequate as each insurance subsidiary's risk based capital is significantly in excess of required levels.

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

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability management. Company actuaries estimate the payout pattern of the Company's liabilities, primarily the Company's lapsation, to determine liability duration. The asset duration is determined after consideration of the duration of these liabilities and other factors, which management believes mitigates the overall effect of interest rate risk for the Company.

     The table below provides information about the Company's fixed maturity investments and mortgage loans at June 30, 2001. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.


                                                          EXPECTED CASH FLOWS
                             6 mos
       Amortized             2001     2002    2003      2004       2005     2006     Thereafter    Cost
                                                        ($ in millions)


Fixed maturity securities    $ 391   $ 725   $ 1,617   $ 1,327   $ 1,617   $ 1,107    $ 5,964    $ 12,748
Average interest rate          6.8%    6.6%      6.1%      6.3%      6.5%      7.2%       6.8%

Mortgage loans               $  30   $  52   $    53   $    67   $    69   $    66    $   595    $    932
Average interest rate          8.1%    8.3%      8.2%      8.2%      8.2%      8.1%       7.9%

Total                        $ 421   $ 777   $ 1,670   $ 1,394   $ 1,686   $ 1,173    $ 6,559    $ 13,680
                             ============================================================================



     The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 64% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 7% of the bond portfolio is below investment grade. Fixed maturity securities have a weighted average maturity of approximately 7.24 years.

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

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term grade bonds. However, returns over longer time frames have been consistently higher. The Company's equity securities consist primarily of its investment in AMAL. The remainder of the Company's equity securities are high quality and readily marketable.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the votes at the annual meeting of the Company's shareholders on May 10, 2001 were reported on the Company's Form 10-Q dated May 15, 2001.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

     (b) The following report on Form 8-K was filed during the quarter ended June 30, 2001:

         Form 8-K dated May 18, 2001 announcing the Company's completion of the acquisition of Indianapolis Life Insurance Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 13, 2001             AMERUS GROUP CO.



                                     By  /s/  Michael G. Fraizer
                                         -------------------------------------
                                              Executive Vice President and
                                              Chief Financial Officer



                                     By  /s/  Brenda J. Cushing
                                         -------------------------------------
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                        AMERUS GROUP CO. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
No.                        Description
-------                    -----------

2.1 Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
2.2 Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among AmerUs Life Holdings, Inc., AFC Corp. and AmVestors Financial Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
2.3 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among AmerUs Life Holdings, Inc., a wholly owned subsidiary of AmerUs Life Holdings, Inc. and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of AmerUs Life Holdings, Inc. dated October 8, 1997, is hereby incorporated by reference.
2.4 Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.'s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.
2.5 Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.6 Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.7 Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs
           Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated
           March 8, 2000, is hereby incorporated by reference.
2.8 Letter agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as
           Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.9 Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated
           March 8, 2000, is hereby incorporated by reference.
2.10       Amendment No. 2 to Agreement and Plan of Merger, dated April 3,
           2000, by and between American Mutual Holding Company and AmerUs
           Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated
           May 15, 2000, is hereby incorporated by reference.
2.11 Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life
           Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
2.12 Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit
           2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.
3.1 Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.
3.2 Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.

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

4.15 Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.
4.16 Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.17 First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000, filed as Exhibit
           4.17 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.18 First Supplement to Master Unit Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and First Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.19 Assignment and Assumption Agreement to the QUIPS Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.19 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.20 Assignment and Assumption Agreement to the Common Trust Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.20 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.21 First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000, filed as Exhibit 4.21 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.22 First Supplement to the Pledge Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, among American Mutual Holding Company, Goldman Sachs & Co., as Call Option Holder, the Chase Manhattan Bank, as Collateral Agent and First
           Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.22 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.23 First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.'s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as
           Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.1 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as
           Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.2       Management and Administration Service Agreement, dated as of April
           1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.3 AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.4 All+AmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.5 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6       AmerUs Life Insurance Company Performance Share Plan, filed as
           Exhibit 10.10 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.7 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10      Tax Allocation Agreement dated as of November 4, 1996, filed as
           Exhibit 10.68 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11 Credit Agreement, dated as of October 23, 1997, among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and
           The Chase Manhattan Bank, as Administrative Agent , filed as Exhibit
           10.84 to the registration statement of AmerUs Life Holdings, Inc. on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.12 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.13 Consent dated as of May 20, 1998 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.72 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.14 First Amendment dated as of May 30, 1997 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.73 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.15 Second Amendment dated as of June 22, 1998 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.74 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.16 Second Consent and Amendment dated as of October 2, 1998 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.75 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.17      MIP Deferral Plan dated as of September 1, 1998, filed as Exhibit
           10.76 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.18 Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.19 Third Waiver to Credit Agreement dated as of November 16, 1998 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.37 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.

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