Form 10-Q
period 2001-09-30
AMERUS GROUP CO/IA
filed 2001-11-13
CIK 1051717

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

                For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of each of the Registrant's classes of common stock on November 9, 2001 was as follows:

                                    Common Stock              41,762,136 shares

Exhibit index  - Page 48
Page 1 of 54

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION...................................................................    4

Item 1.       Financial Statements...............................................................    4

              Consolidated Balance Sheets
              September 30, 2001 (Unaudited) and December 31, 2000...............................    4

              Consolidated Statements of Income (Unaudited)
              For the Three and Nine Months Ended September 30, 2001 and 2000....................    6

              Consolidated Statements of Comprehensive Income (Unaudited)
              For the Three and Nine Months Ended September 30, 2001 and 2000....................    7

              Consolidated Statements of Stockholders' Equity
              For the Nine Months Ended September 30, 2001 (Unaudited) and
              the Year Ended December 31, 2000...................................................    8

              Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2001 and 2000..............................    9

              Notes to Consolidated Financial Statements
              (Unaudited) .......................................................................   12

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition ...............................................................   25

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................   45


PART II - OTHER INFORMATION......................................................................   46

Item 1.       Legal Proceedings..................................................................   46

Item 6.       Exhibits and Reports on Form 8-K...................................................   46


Signatures.......................................................................................   47

Index to Exhibits................................................................................   48


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                 September 30,    December 31,
                                                                     2001              2000
                                                                 ------------------------------
                                                                 (unaudited)
Assets
Investments:
       Securities available-for-sale at fair value:
            Fixed maturity securities                            $ 10,958,725       $ 8,261,647
            Equity securities                                          70,045           152,903
            Short-term investments                                     10,285            20,861
       Securities held for trading purposes:
            Fixed maturity securities                               2,174,315                --
            Equity securities                                           3,340                --
       Loans                                                          931,028           534,857
       Real estate                                                      1,779             3,226
       Policy loans                                                   511,116           312,662
       Other investments                                              253,297           320,650
                                                                  ------------------------------

                        Total investments                          14,913,930         9,606,806

Cash and cash equivalents                                             175,020            65,485
Accrued investment income                                             178,322           114,034
Premiums, fees and other receivables                                    7,329             9,652
Income taxes receivable                                                12,480                --
Reinsurance receivables                                               543,489             6,529
Deferred policy acquisition costs                                     501,372           437,312
Value of business acquired                                            574,911           468,430
Goodwill                                                              227,040           183,491
Property and equipment                                                 85,923            56,101
Other assets                                                          527,580           491,296
Separate Account assets                                               296,043                --
Assets of discontinued operations                                      29,689            32,386
                                                                 ------------------------------
                        Total assets                             $ 18,073,128       $11,471,522
                                                                 ==============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                  September 30,    December 31,
                                                                      2001              2000
                                                                 --------------------------------
                                                                  (unaudited)
Liabilities and Stockholders' Equity

Policy reserves and policyowner funds:
      Future life and annuity policy benefits                      $ 14,790,662    $  9,482,625
      Policyowner funds                                                 491,301         325,251
                                                                   ----------------------------
                                                                     15,281,963       9,807,876

Accrued expenses and other liabilities                                  546,052         216,451
Dividends payable to policyowners                                       228,545         158,473
Policy and contract claims                                               36,491          11,890
Income taxes payable                                                       --             8,825
Deferred income taxes                                                    66,231           5,904
Notes and contracts payable                                             260,488         215,627
Separate Account liabilities                                            296,043            --
Liabilities of discontinued operations                                   16,566          14,806
                                                                   ----------------------------
                      Total liabilities                              16,732,379      10,439,852

Company-obligated mandatorily redeemable preferred
      capital securities of subsidiary trusts holding solely
      junior subordinated debentures of the Company                      69,054         197,691

Stockholders' equity:
      Preferred Stock, no par value, 20,000,000 shares
           authorized, none issued                                         --              --
      Common Stock, no par value, 230,000,000 shares
           authorized;  41,832,634 shares issued and
           outstanding in 2001 (net of 1,648,100 treasury
           shares) and 30,011,034 shares issued and
           outstanding in 2000                                           41,833          30,011
      Paid-in capital                                                 1,125,618         809,894
      Accumulated other comprehensive income (loss)                      46,317         (11,164)
      Unearned compensation                                                (830)           (146)
      Unallocated ESOP shares                                              (683)           (683)
      Retained earnings                                                  59,440           6,067
                                                                   ----------------------------
                      Total stockholders' equity                      1,271,695         833,979
                                                                   ----------------------------
                      Total liabilities and stockholders' equity   $ 18,073,128    $ 11,471,522
                                                                   ============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except share data)
                                   (Unaudited)


                                                            For The Three Months Ended         For The Nine Months Ended
                                                                    September 30,                   September 30,
                                                                 2001            2000           2001             2000
                                                            -----------------------------    ----------------------------
Revenues:
      Insurance premiums                                     $    101,947    $     65,855    $    249,676    $    204,118
      Universal life and annuity product charges                   47,407          26,148         106,520          74,943
      Net investment income                                       231,943         175,670         620,164         519,424
      Realized/unrealized gains (losses) on investments           (45,649)         (7,292)        (97,309)        (11,552)
      Other income                                                 11,460           8,794          33,744          22,672
                                                             ----------------------------    ----------------------------
                                                                  347,108         269,175         912,795         809,605
                                                             ----------------------------    ----------------------------

Benefits and expenses:
      Policyowner benefits                                        205,270         157,659         533,967         469,985
      Underwriting, acquisition and other expenses                 40,800          30,574         107,255          91,820
      Demutualization costs                                           249           3,732             451          10,437
      Restructuring costs                                           6,527            --             6,527            --
      Amortization of deferred policy acquisition costs
           and value of business acquired                          31,270          20,938          86,512          67,128
      Dividends to policyowners                                    26,191          18,732          68,416          56,226
                                                             ----------------------------    ----------------------------
                                                                  310,307         231,635         803,128         695,596
                                                             ----------------------------    ----------------------------

Income from continuing operations                                  36,801          37,540         109,667         114,009

Interest expense                                                    5,974           7,603          20,716          22,430
                                                             ----------------------------    ----------------------------

Income before income tax expense and minority interest             30,827          29,937          88,951          91,579

Income tax expense                                                  9,745          13,098          28,716          36,756
Minority interest                                                    --             6,407            --            21,677
                                                             ----------------------------    ----------------------------
Net income from continuing operations                              21,082          10,432          60,235          33,146

Discontinued operations (net of tax):
      Income (loss) from discontinued operations                      428             712           1,374             655
                                                             ----------------------------    ----------------------------
Net income before cumulative effect of change in
      accounting for derivatives                                   21,510          11,144          61,609          33,801

Cumulative effect of change in accounting for
      derivatives, net of tax                                        --              --            (8,236)           --
                                                             ----------------------------    ----------------------------
Net income                                                   $     21,510    $     11,144    $     53,373    $     33,801
                                                             ============================    ============================

Net income from continuing operations per common share:
      Basic                                                  $       0.51    $       0.55    $       1.70    $       1.85
                                                             ============================    ============================
      Diluted                                                $       0.50    $       0.55    $       1.68    $       1.85
                                                             ============================    ============================

Net income from discontinued operations per common share:
      Basic                                                  $       0.01    $       0.04    $       0.04    $       0.04
                                                             ============================    ============================
      Diluted                                                $       0.01    $       0.04    $       0.04    $       0.03
                                                             ============================    ============================

Net income per common share:
      Basic                                                  $       0.52    $       0.59    $       1.51    $       1.89
                                                             ============================    ============================
      Diluted                                                $       0.51    $       0.59    $       1.49    $       1.88
                                                             ============================    ============================

Weighted average common shares outstanding:
      Basic                                                    41,536,389      18,888,948      35,334,160      17,893,406
                                                             ============================    ============================
      Diluted                                                  42,060,929      19,026,397      35,825,884      17,934,801
                                                             ============================    ============================


 See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (Unaudited)


                                                              For The Three Months Ended      For The Nine Months Ended
                                                                      September 30,                 September 30,
                                                                  2001         2000              2001           2000
                                                              --------------------------      --------------------------
Net income                                                      $  21,510    $  11,144          $  53,373    $  33,801

Other comprehensive income, before tax:
     Unrealized gains (losses) on securities:
         Transfer related to unrealized gain on available-
            for-sale securities reclassified to trading              --           --                 (430)        --
         Unrealized holding gains arising during period            66,784       81,821             64,443       66,494
         Less: reclassification adjustment for gains (losses)
            included in net income                                 (6,103)      (4,156)           (20,326)      (4,514)
                                                                ----------------------          ----------------------

     Other comprehensive income, before tax                        72,887       85,977             84,339       71,008
     Income tax expense related to items of other
         comprehensive income                                     (25,510)     (30,092)           (29,519)     (24,853)
                                                                ----------------------          ----------------------
                                                                   47,377       55,885             54,820       46,155
     Amounts attributable to:
         Minority interest                                           --        (23,494)              --        (19,580)
         Change in accounting for derivatives                        --           --                2,661         --
                                                                ----------------------          ----------------------
     Other comprehensive income, net of taxes                      47,377       32,391             57,481       26,575
                                                                ----------------------          ----------------------
Comprehensive income                                            $  68,887    $  43,535          $ 110,854    $  60,376
                                                                ======================          ======================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               September 30, 2001
                                ($ in thousands)


                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                                          Common        Paid-In        Income          Unearned
                                                          Stock         Capital        (Loss)        Compensation
                                                        -----------    ----------   --------------   ------------
Balance at December 31, 1999                             $      --      $      --      $  (78,628)   $      (187)

2000:
    Net income                                                 --             --             --             --
    Net unrealized gain (loss) on securities                   --             --           67,641           --
    Stock issued under various incentive
      plans, net of forfeitures                                   6            169           --              105
    Dividends declared on common stock                         --             --             --             --
    Allocation of shares in leveraged ESOP                     --              600           --             --
    Minority interest ownership changes                        --             --             (177)          --
    Acquisition of minority interest                         12,615        285,405           --             --
    Demutualization of AmerUs Group                          17,390        518,535           --              (64)
    Other                                                      --            5,185           --             --
                                                        -----------    -----------    -----------    -----------
Balance at December 31, 2000                                 30,011        809,894        (11,164)          (146)

2001 (unaudited):
    Net income before cumulative effect
      of change in accounting                                  --             --             --             --
    Change in accounting for derivatives                       --             --            2,661           --
    Transfer related to unrealized gain on
      available-for-sale securities reclassified
      to trading                                               --             --             (430)          --
    Net unrealized gain (loss) on securities                   --             --           62,633           --
    Net unrealized gain (loss) on derivatives
      designated as cash flow hedges                           --             --           (7,383)          --
    Stock issued under various incentive
      plans, net of forfeitures                                 235          6,303           --             (684)
    Purchase of treasury stock                               (1,229)       (37,716)          --             --
    Acquisition of IL Holdings                                9,047        223,358           --             --
    Conversion of company-obligated
      mandatorily redeemable preferred
      capital securities                                      3,769        123,779           --             --
                                                        -----------    -----------    -----------    -----------
Balance at September 30, 2001                           $    41,833    $ 1,125,618    $    46,317    $      (830)
                                                        ===========    ===========    ===========    ===========


                                                        Unallocated                                     Total
                                                            ESOP        Unassigned      Retained     Stockholders'
                                                           Shares        Surplus        Earnings        Equity
                                                        -----------    -----------    -----------    -----------
Balance at December 31, 1999                            $      (797)   $   840,962    $      --      $   761,350

2000:
    Net income                                                 --           33,801         18,039         51,840
    Net unrealized gain (loss) on securities                   --             --             --           67,641
    Stock issued under various incentive
      plans, net of forfeitures                                --              273           --              553
    Dividends declared on common stock                         --             --          (11,972)       (11,972)
    Allocation of shares in leveraged ESOP                      695           --             --            1,295
    Minority interest ownership changes                          (2)            94           --              (85)
    Acquisition of minority interest                           --             --             --          298,020
    Demutualization of AmerUs Group                            (579)      (875,130)          --         (339,848)
    Other                                                      --             --             --            5,185
                                                        -----------    -----------    -----------    -----------

Balance at December 31, 2000                                   (683)          --            6,067        833,979

2001 (unaudited):
    Net income before cumulative effect
      of change in accounting                                  --             --           61,609         61,609
    Change in accounting for derivatives                       --             --           (8,236)        (5,575)
    Transfer related to unrealized gain on
      available-for-sale securities reclassified
      to trading                                               --             --             --             (430)
    Net unrealized gain (loss) on securities                   --             --             --           62,633
    Net unrealized gain (loss) on derivatives
      designated as cash flow hedges                           --             --             --           (7,383)
    Stock issued under various incentive
      plans, net of forfeitures                                --             --             --            5,854
    Purchase of treasury stock                                 --             --             --          (38,945)
    Acquisition of IL Holdings                                 --             --             --          232,405
    Conversion of company-obligated
      mandatorily redeemable preferred
      capital securities                                       --             --             --          127,548
                                                        -----------    -----------    -----------    -----------

Balance at September 30, 2001                           $      (683)   $      --      $    59,440    $ 1,271,695
                                                        ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                             For The Nine Months Ended
                                                                     September 30,
                                                                  2001           2000
                                                             ----------------------------
Cash flows from operating activities
     Net Income                                              $    53,373    $    33,801
     Less:  Income from discontinued operations                   (1,374)          (655)
     Less:  Cumulative effect of change in accounting
                 for derivatives                                   8,236           --
                                                             ----------------------------
                                                                  60,235         33,146
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Policyowner assessments on universal life
             and annuity products                                (87,820)       (53,911)
         Interest credited to policyowner account
             balances                                            284,148        231,443
         Change in option value of equity-indexed products
             and market value adjustments on total
             return strategy annuities                           (62,068)          --
         Realized/unrealized investment (gains) losses            97,309         11,552
         Goodwill amortization                                     6,348          6,400
         VOBA amortization                                        62,297         23,485
         Minority interest                                          --           21,677
     Change in:
         Accrued investment income                               (10,974)       (12,119)
         Reinsurance receivables                                (246,854)        15,464
         Securities held for trading purposes:
             Fixed maturities                                     20,835           --
             Equity securities                                    (2,846)          --
             Short-term investments                                 --             --
         Deferred policy acquisition costs                      (156,155)      (102,640)
         Liabilities for future policy benefits                  133,002         72,643
         Accrued expenses and other liabilities                  (21,124)        39,268
         Policy and contract claims and other
             policyowner funds                                    25,250         (5,224)
         Income taxes:
             Current                                             (17,829)          (577)
             Deferred                                             39,896         29,510
     Other, net                                                  (11,392)       (21,370)
                                                             ----------------------------

         Net cash provided by operating activities                60,235        288,747
                                                             ----------------------------
Cash flows from investing activities:
     Purchase of fixed maturities available-for-sale          (3,538,411)    (1,541,490)
     Maturities, calls and principal reductions of
         fixed maturities available-for-sale                   2,862,430      1,343,427
     Purchase of equity securities                               (61,381)      (128,697)
     Proceeds from sale of equity securities                      60,032         21,734
     Change in short-term investments, net                         9,418           --
     Purchase of loans                                          (116,390)       (70,587)

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                           For The Nine Months Ended
                                                                   September 30,
                                                              2001          2000
                                                          ---------------------------
      Proceeds from repayment and sale of loans                 96,810        196,701
      Purchase of real estate and other invested assets        (89,325)      (116,300)
      Proceeds from sale of real estate and other
           invested assets                                      91,009        129,471
      Change in policy loans, net                                 (915)       (14,256)
      Other assets, net                                        (40,624)         1,413
      Acquisitions, net of cash acquired                       156,925           --
      Purchase of minority interest                               --           (1,151)
                                                          ---------------------------
           Net cash (used in) investing activities            (570,422)      (179,735)
                                                          ---------------------------

Cash flows from financing activities:
      Deposits to policyowner account balances               1,504,357      1,104,648
      Withdrawals from policyowner account balances           (923,596)    (1,050,272)
      Change in debt, net                                       19,861          1,482
      Dividends to shareholders                                   --           (1,268)
      Stock issued under various incentive plans, net of
           forfeitures                                           5,868           --
      Purchase of treasury stock                               (38,945)          --
      Conversion of company-obligated mandatorily
           redeemable capital securities                           154           --
                                                          ---------------------------

           Net cash provided by financing activities           567,699         54,590
                                                          ---------------------------

           Net increase (decrease) in cash                     109,535        163,602

Cash and cash equivalents at beginning of period                65,485        297,698
                                                          ---------------------------

Cash and cash equivalents at end of period                 $   175,020    $   461,300
                                                           ==========================

Supplemental disclosure of cash activities:

      Interest paid                                        $    23,340    $    23,903
                                                           ==========================
      Income taxes paid                                    $     9,486    $     6,592
                                                           ==========================


                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                                 For The Nine Months Ended
                                                                       September 30,
                                                                    2001          2000
                                                                 --------------------------
Details of acquisition:
      Fair value of assets acquired                              $ 5,671,628    $      --
      Liabilities assumed                                          5,349,908           --
                                                                 --------------------------
      Carrying value of acquisitions                                 326,442           --
      Common stock issued                                            232,405           --
      Accrual of cash payout component of purchase price              (9,000)          --
      Preliminary investment in ILGC                                 (77,200)
      Acquisition costs previously paid                               (2,857)
                                                                 --------------------------
      Cash paid                                                        4,980           --
      Less:  Cash acquired                                           161,905           --
                                                                 --------------------------
      Net cash (received in) acquisitions                        $   156,925    $      --
                                                                 ==========================

Details of acquisition of minority interest:
      Minority interest ownership in assets acquired             $      --      $ 4,750,145
      Minority interest ownership of liabilities assumed                --        4,499,238
                                                                 --------------------------
      Fair value of minority interest acquired                          --          250,907
      Allocation of excess costs of acquiring the minority
           interest over the fair value of identifiable assets
           less liabilities                                             --           47,113
                                                                 --------------------------
      Value of common stock issued to acquire
           minority interest                                     $      --      $   298,020
                                                                 ==========================

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)      CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 (see further discussion in Management's Discussion and Analysis). For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Free standing derivatives are recorded in the Consolidated Balance Sheets at fair value in other assets and option derivatives embedded in equity-indexed annuity products are marked to fair value and classified in the Consolidated Balance Sheets as "policy reserves and policyowner funds." This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions, other than natural hedges, are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When a determination is made that a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting for the hedge.

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

         During the first nine months of 2001, realized/unrealized gains (losses) on investments included an unrealized loss of $62.5 million from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed annuities and a $14.5 million unrealized loss from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment from fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy annuity contracts totaling $62.1 million. In addition, basis swaps were terminated during the first quarter of 2001 and an increase in fair value of $1.8 million on those swaps was included in net investment income. AOCI included an unrealized loss of $2.1 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability. The Company estimates that $0.6 million of derivative losses included in AOCI will be reclassified into earnings within the next twelve months. The ineffectiveness of the interest rate swap cash flow hedge was not considered significant for the first nine months of 2001.

         The following table summarizes the income (loss) impact of adopting SFAS No. 133 in the cumulative effect of change in accounting for derivatives as of January 1, 2001 and the market value adjustments on trading securities and derivatives in the first nine months of 2001:


                                                 Cumulative Effect of
                                                 Change in Accounting        Nine Months
                                                  for Derivatives              Ended
($ in thousands)                                  January 1, 2001         September 30, 2001
                                                  ---------------         ------------------
Basis swaps (A)                                     $   (921)                $   --
Separate account swap (B)                             (4,100)                    --
Fixed maturity securities held for trading              --                    (14,497)
Options on equity-indexed annuities                   (4,056)                 (62,538)
Equity-indexed and total return strategy fixed
    annuity liabilities                               (1,335)                  62,068
Deferred (loss) (C)                                     (899)                    --
Deferred policy acquisition cost amortization
     impact of net annuity adjustments                (1,127)                   4,650
                                                    --------                 --------
     Pre-tax total                                   (12,438)                 (10,317)
     Income taxes                                      4,202                    3,611
                                                    --------                 --------
     After-tax total                                $ (8,236)                $ (6,706)
                                                    ========                 ========


(A) Terminated during first quarter 2001.
(B) Future adjustments are through AOCI.
(C) Balance eliminated in transition adjustment.


         The cumulative effect of change in accounting for derivatives per common share for the nine months ended September 30, 2001:

                  Basic                                       $0.23
                  Diluted                                     $0.23

Weighted average common shares outstanding:

                  Basic                                       35,334,160
                  Diluted                                     35,825,884

(4)      CLOSED BLOCK

         The Company has established two Closed Blocks. The first was established on June 30, 1996 in connection with the reorganization of ALIC to a stock form. The second was established on May 18, 2001 in connection with the reorganization of ILICO to a stock form. Insurance policies which had a dividend scale in effect as of each Closed Block establishment date, were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the reorganization of ALIC and ILICO, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization if the experience underlying such scales and credits continues. Effective with the first quarter of 2001, the Company has adopted the Accounting Standards Executive Committee's Statement of Position 00-3 (SOP 00-3) "Accounting by

Insurance Enterprises for Demutualizations and Formations of Mutual Holding Companies and for Certain Long-Duration Participating Contracts." The provisions of SOP 00-3 required the Company to modify its presentation of the Closed Block in its Consolidated Financial Statements to no longer show the operations of the Closed Block and the assets and liabilities of the Closed Block as single line items. In addition, the SOP required the Company to report unrealized gains and losses on Closed Block investments as a component of the Closed Block policyholder dividend obligation rather than AOCI. At September 30, 2001, there was an unrealized gain of $52.9 million included in the policyholder dividend obligation.

         Summarized balance sheet information of the combined Closed Blocks as of September 30, 2001 and December 31, 2000 and statements of income for the three months and nine months ended September 30, 2001 and 2000 are as follows:


                                              September 30,   December 31,
                                                 2001            2000
                                              -----------------------------
                                              (unaudited)
($ in thousands)

Assets:
Securities available-for-sale at fair value:
        Fixed maturity securities              $1,851,346   $1,191,592
        Short-term investments                       --           --
Loans                                             104,811         --
Policy loans                                      366,679      201,092
Other investments                                    --          2,934
Cash and cash equivalents                           8,245        3,025
Accrued investment income                          31,908       16,811
Premiums and fees receivable                       18,573        7,062
Deferred policy acquisition costs                  42,402       48,126
Value of business acquired                        160,765       71,830
Other assets                                       44,247       41,885

                                               -----------------------
               Total Assets                    $2,628,976   $1,584,357
                                               =======================

Liabilities:
Future life and annuity policy benefits        $2,835,675   $1,654,784
Policyowner funds                                   4,870        5,081
Accrued expenses and other liabilities             77,794       34,689
Dividends payable to policyowners                 225,022      154,603
Policy and contract claims                          8,948        5,495

                                               -----------------------
               Total Liabilities               $3,152,309   $1,854,652
                                               =======================

                                                    For The Three Months
                                                    Ended September 30,
                                                      2001         2000
                                                    --------------------
                                                        (unaudited)
Revenues and expenses:
Insurance premiums                                  $ 73,634    $ 44,375
Universal life and annuity product charges             3,167       3,196
Net investment income                                 43,137      28,617
Realized gains (losses) on investments                 1,889         371
Policyowner benefits                                 (84,013)    (50,018)
Underwriting, acquisition and other expenses          (1,101)       (412)
Amortization of deferred policy acquisition costs
        and value of business acquired                (5,496)     (3,479)
Dividends to policyowners                            (24,338)    (17,092)
                                                    --------------------
Contribution from the Closed Block
        before income taxes                         $  6,879    $  5,558
                                                    ====================


                                                     For The Nine Months
                                                      Ended September 30,
                                                       2001          2000
                                                    --------------------
                                                        (unaudited)
Revenues and expenses:
Insurance premiums                                  $ 178,196    $ 138,777
Universal life and annuity product charges              9,496        9,453
Net investment income                                 106,534       83,440
Realized gains (losses) on investments                  2,202          414
Policyowner benefits                                 (194,912)    (150,588)
Underwriting, acquisition and other expenses           (2,788)      (1,673)
Amortization of deferred policy acquisition costs
        and value of business acquired                (14,084)     (10,808)
Dividends to policyowners                             (63,161)     (51,889)
                                                    ----------------------
Contribution from the Closed Block
        before income taxes                         $  21,483    $  17,126
                                                    ======================


(5)      FEDERAL INCOME TAXES

         The effective income tax rate for the three months and nine months ending September 30, 2001 and 2000 varied from the prevailing corporate rate primarily as a result of goodwill amortization, non-deductible demutualization costs, low income housing and rehabilitation credits, and tax exempt income.

(6)      ACQUISITIONS

         On May 18, 2001, the Company completed the acquisition of ILICO for an amount of cash, policy credits and shares of the Company's common stock equal to the value of 9.3 million shares of the Company's common stock. The purchase price totaled approximately $326 million. The acquisition was accounted for using the purchase method of accounting and accordingly the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of May 18, 2001, with the excess of the purchase price over the fair value of the assets acquired less the fair value of the liabilities assumed recorded as goodwill. Purchase price allocations related to value of business acquired (VOBA) were based on preliminary studies which will be finalized by year end. In addition, management is finalizing studies on ILICO's variable and private labeling businesses. As a result of these studies that are still in process, the final purchase price allocations may differ from the amounts reflected as of September 30, 2001. Although the final allocations may differ, the consolidated financial statements as of September 30, 2001 reflect the Company's best estimate based on currently available information and the differences between the current and final allocations are not expected to be material. Some of the VOBA allocations were finalized during the third quarter of 2001 resulting in a decrease to VOBA and an increase in goodwill from the amounts recorded as of June 30, 2001. Goodwill is being amortized over thirty years. The operations of ILICO for the period of May 18, 2001 through September 30, 2001 have been included in the consolidated financial statement of income of the Company.

         The allocation of the purchase price of ILICO is as follows (in millions):



Investments (including cash and short-term investments)       $ 4,655.7
Receivables and other assets                                      408.9
Value of business acquired                                        221.3
Goodwill                                                           44.8
Separate account assets                                           345.6
Policyowner reserves and funds                                 (4,840.4)
Other liabilities                                                (138.9)
Debt                                                              (25.0)
Separate account liabilities                                     (345.6)
                                                              ----------
   Total investment in ILICO                                  $   326.4
                                                              ==========


         The following table sets forth certain pro forma operating data of the Company for the nine months ended September 30, 2001 and 2000. This pro forma data assumes the acquisition of ILICO occurred on January 1, 2000.


                                                      For The Nine Months Ended September 30,
                                                          2001                        2000
                                                      ---------------           ---------------
                                                       (in thousands, except per share data)
Pro Forma operating data:
  Total revenue                                               $ 1,090.9         $ 1,191.1
  Net income from continuing operations                        60,375.4          51,475.1
  Net income                                                   51,643.8          51,475.1

Diluted net income from continuing operations
  per share of common stock                                   $    1.50         $    1.91
Diluted net income per share of common stock                  $    1.28         $    1.91

         Under the terms of the joint venture ALIC participates in with Ameritas, ALIC had an option to purchase an additional 5% to 15% of AMAL if certain premium growth targets were met. ALIC met the premium growth target requirement for one 5% purchase option in January 2001. ALIC exercised the option on March 28, 2001 and acquired an additional 5% ownership interest in AMAL for $7.2 million. ALIC's ownership percentage in AMAL is now 39% and ALIC has a remaining option to purchase an additional 5% to 10% of AMAL.

(7)      CAPITAL SECURITIES

         On July 27, 2001, the forward common stock purchase contract component of the Company's adjustable conversion-rate equity security (ACES) units matured. Under the terms of the contract, ACES unit holders had an obligation to purchase Company common stock at a price of $31.5625 per share. In lieu of paying cash to satisfy their purchase obligation, the ACES unit holders could surrender the preferred security component of the ACES unit. Of the 4,080,500 ACES units outstanding, 4,075,625 were surrendered, and the remaining ACES unit holders submitted cash of approximately $0.1 million to purchase Company common stock. The number of shares of common stock to be issued by the Company was based upon the average price of the Company's common stock for the twenty consecutive trading days ending on July 26, 2001, compared to the stated ACES unit amount of $31.5625. As a result of this, the Company issued approximately
3.8 million shares of common stock and retired approximately $128 million of ACES debt.

(8)      RESTRUCTURING CHARGES

         During the third quarter of 2001, the Company began consolidating various functions in connection with a restructuring of its life insurance and annuity operations. The objective of the restructuring plan is to eliminate duplicative general administrative, life insurance and annuity functions for all business units. The elimination of duplicative functions will reduce on-going operating costs for the Company. General administrative functions will be transitioned so they are performed in Des Moines, Iowa. Life insurance processes will be transitioned so they are performed primarily in Des Moines and Indianapolis, Indiana and annuity functions will be transitioned to Topeka, Kansas.

         Restructuring charges have been included in operating expenses in the consolidated statement of income for the quarter ended September 30, 2001. The restructuring charges include severance and termination benefits pre-tax of $5.9 million related to the elimination of approximately 50 positions and other costs pre-tax of $0.6 million. Actual pre-tax costs totaling $2.7 million have been expended and an accrual for severance and termination benefits not yet paid amounted to $3.8 million at September 30, 2001.

         The Company has not finalized all restructuring activities as of September 30, 2001. Additional activities will primarily involve relocation or severance benefits for affected employees and various administrative, financial, and actuarial system conversion costs. Expenditures for all restructuring activities are expected to be completed by the fourth quarter of 2002.

(9)      SUBSEQUENT EVENTS

         On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which change the accounting for business combinations, goodwill and other intangible assets. In particular, SFAS 142, which will generally become effective January 1, 2002, adopts a nonamortization, impairment-only model for the Company's goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses. The Company is presently studying the impact that the new Statements will have on its accounting policies. Under current GAAP standards, the Company has recorded goodwill amortization expense of approximately $6.3 million and $6.4 million for the nine months ended September 30, 2001 and 2000, respectively.

(10)     OPERATING SEGMENTS

         The Company has two operating segments: Life Insurance and Annuities. Products generally distinguish a segment. A brief description of each segment follows:

         LIFE INSURANCE

         The primary product offerings consist of whole life, universal life and term life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent (PPGA) distribution system and marketing companies.

         ANNUITIES

         The Annuity segment markets individual fixed and variable annuities on a national basis primarily through independent brokers and marketing companies. The Annuity segment also includes one insurance contract issued to a commercial paper conduit.

         The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible preferred stocks and bonds which are considered core earnings, are not included as part of operating segment income. These items are shown between adjusted pre-tax operating income and income from continuing operations on the following operating segment income tables. Operating segment income is generally income before non-core realized gains and losses, interest expense, income tax and income or loss from discontinued operations. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses and the operations of the Company's real estate management subsidiary.

         Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions.

         Operating segment income is as follows:

Operating Segment Income
($ in thousands)

For The Three Months Ended September 30, 2001


                                                                                                                     Total
                                                                    Life Insurance     Annuities    All Other    Consolidated
                                                                    --------------     ---------    ---------    ------------
Revenues:
      Insurance premiums                                               $ 98,662        $ 3,022      $   263        $101,947
      Universal life and annuity product charges                         37,672          9,735         --            47,407
      Net investment income                                              79,822        148,944        3,177         231,943
      Core realized/unrealized gains (losses) on investments              1,889           (347)        --             1,542
      Other income                                                         --            9,207        2,253          11,460
                                                                       ----------------------------------------------------

                                                                        218,045        170,561        5,693         394,299
Benefits and expenses:
      Policyowner benefits                                              126,757        106,787        1,285         234,829
      Underwriting, acquisition, and other expenses                      21,567         17,149        2,084          40,800
      Amortization of deferred policy acquisition costs
          and value of business acquired, net of
          non-core adjustment of ($7,321)                                17,289         21,302         --            38,591
      Dividends to policyowners                                          26,191           --           --            26,191
                                                                       ----------------------------------------------------
                                                                        191,804        145,238        3,369         340,411
                                                                       ----------------------------------------------------
Adjusted pre-tax operating income                                      $ 26,241       $ 25,323      $ 2,324          53,888
                                                                       ====================================

      Non-core realized/unrealized (losses) on investments                                                          (47,191)

      Change in option value of equity-indexed
          annuity products and market value
          adjustments on total return strategy annuities                                                             29,559

      Amortization of deferred policy acquisition costs
          due to non-core realized gains or losses                                                                    7,321

      Demutualization costs                                                                                            (249)

      Restructuring costs                                                                                            (6,527)
                                                                                                                   --------
Income from continuing operations                                                                                    36,801

Interest (expense)                                                                                                   (5,974)

Income tax (expense)                                                                                                 (9,745)

Income from discontinued operations, net of tax                                                                         428

Cumulative effect of change in accounting for derivatives, net of tax                                                  --
                                                                                                                   --------
          Net income                                                                                               $ 21,510
                                                                                                                   ========

Operating Segment Income
($ in thousands)

For The Three Months Ended September 30, 2000


                                                                                                                    Total
                                                                   Life Insurance    Annuities     All Other    Consolidated
                                                                   --------------    ---------     ---------    ------------
Revenues:
       Insurance premiums                                             $ 61,355       $  4,453      $    47        $ 65,855
       Universal life and annuity product charges                       17,059          9,089         --            26,148
       Net investment income                                            51,417        117,545        6,708         175,670
       Core realized/unrealized gains (losses) on investments              371         (4,080)        --            (3,709)
       Other income                                                       --            5,899        2,895           8,794
                                                                      ------------------------------------------------------

                                                                       130,202        132,906        9,650         272,758
Benefits and expenses:
       Policyowner benefits                                             75,585         82,010           64         157,659
       Underwriting, acquisition, and other expenses                    11,309         12,659        6,606          30,574
       Amortization of deferred policy acquisition costs
           and value of business acquired, net of
           non-core adjustment of ($2,551)                               8,829         14,660         --            23,489
       Dividends to policyowners                                        18,732           --           --            18,732
                                                                      -----------------------------------------------------
                                                                       114,455        109,329        6,670         230,454
                                                                      -----------------------------------------------------
Adjusted pre-tax operating income                                     $ 15,747       $ 23,577      $ 2,980          42,304
                                                                      ====================================


       Non-core realized/unrealized (losses) on investments                                                         (3,583)

       Amortization of deferred policy acquisition costs
           due to non-core realized gains or losses                                                                  2,551

       Demutualization costs                                                                                        (3,732)
                                                                                                                  --------

Income from continuing operations                                                                                   37,540

Interest (expense)                                                                                                  (7,603)

Income tax (expense)                                                                                               (13,098)

Minority interest                                                                                                   (6,407)

Income from discontinued operations, net of tax                                                                        712
                                                                                                                  --------

           Net income                                                                                             $ 11,144
                                                                                                                  ========


Operating Segment Income
($ in thousands)

For The Nine Months Ended September 30, 2001


                                                                                                                     Total
                                                                     Life Insurance   Annuities     All Other    Consolidated
                                                                     --------------   ---------     ---------    ------------
Revenues:
       Insurance premiums                                              $ 238,944       $ 10,216      $   516     $   249,676
       Universal life and annuity product charges                         80,627         25,893         --           106,520
       Net investment income                                             198,147        414,816        7,201         620,164
       Core realized/unrealized gains (losses) on investments              2,202           --           --             2,202
       Other income                                                         --           26,996        6,748          33,744
                                                                       ------------------------------------------------------
                                                                         519,920        477,921       14,465       1,012,306
Benefits and expenses:
       Policyowner benefits                                              293,144        301,021        1,870         596,035
       Underwriting, acquisition, and other expenses                      53,618         45,231        8,406         107,255
       Amortization of deferred policy acquisition costs
           and value of business acquired, net of
           non-core adjustment of ($12,858)                               39,022         60,348         --            99,370
       Dividends to policyowners                                          68,416           --           --            68,416
                                                                       ------------------------------------------------------
                                                                         454,200        406,600       10,276         871,076
                                                                       ------------------------------------------------------
Adjusted pre-tax operating income                                      $  65,720       $ 71,321      $ 4,189         141,230
                                                                       =====================================

       Non-core realized/unrealized (losses) on investments                                                          (99,511)

      Change in option value of equity-indexed
          annuity products and market value
          adjustments on total return strategy annuities                                                              62,068

       Amortization of deferred policy acquisition costs
           due to non-core realized gains or losses                                                                   12,858

       Demutualization costs                                                                                            (451)

       Restructuring costs                                                                                            (6,527)
                                                                                                                 -----------
Income from continuing operations                                                                                    109,667

Interest (expense)                                                                                                   (20,716)

Income tax (expense)                                                                                                 (28,716)

Income from discontinued operations, net of tax                                                                        1,374

Cumulative effect of change in accounting for derivatives, net of tax                                                 (8,236)
                                                                                                                 -----------
           Net income                                                                                            $    53,373
                                                                                                                 ===========

Operating Segment Income
($ in thousands)

For The Nine Months Ended September 30, 2000


                                                                                                                   Total
                                                                    Life Insurance    Annuities    All Other    Consolidated
                                                                    --------------    ---------    ---------    ------------
Revenues:
       Insurance premiums                                              $187,185       $ 16,793      $   140       $ 204,118
       Universal life and annuity product charges                        47,612         27,331         --            74,943
       Net investment income                                            156,519        347,118       15,787         519,424
       Core realized/unrealized gains (losses) on investments               414         (8,027)        --            (7,613)
       Other income                                                        --           15,412        7,260          22,672
                                                                       ----------------------------------------------------
                                                                        391,730        398,627       23,187         813,544
Benefits and expenses:
       Policyowner benefits                                             225,236        244,486          263         469,985
       Underwriting, acquisition, and other expenses                     37,714         38,292       15,814          91,820
       Amortization of deferred policy acquisition costs
           and value of business acquired, net of
           non-core adjustment of ($6,267)                               25,893         47,502         --            73,395
       Dividends to policyowners                                         56,226           --           --            56,226
                                                                       ----------------------------------------------------
                                                                        345,069        330,280       16,077         691,426
                                                                       ----------------------------------------------------

Adjusted pre-tax operating income                                      $ 46,661       $ 68,347      $ 7,110         122,118
                                                                       ====================================

       Non-core realized/unrealized (losses) on investments                                                          (3,939)

       Amortization of deferred policy acquisition costs
           due to non-core realized gains or losses                                                                   6,267

       Demutualization costs                                                                                        (10,437)
                                                                                                                  ---------
Income from continuing operations                                                                                   114,009

Interest (expense)                                                                                                  (22,430)

Income tax (expense)                                                                                                (36,756)

Minority interest                                                                                                   (21,677)

Income from discontinued operations, net of tax                                                                         655
                                                                                                                  ---------
           Net income                                                                                             $  33,801
                                                                                                                  =========

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

                                             For The Three Months Ended     For The Nine Months Ended
                                                     September 30,                 September 30,
                                                 2001            2000            2001            2000
                                           ----------------------------    ----------------------------
($ in thousands, except per share data)

Net Income                                 $     21,510    $     11,144    $     53,373    $     33,801

Net non-core realized (gains) losses (A)          5,085           1,370          14,579             285

Net amortization of deferred policy
      acquisition costs due to non-core
      realized gains or losses (B)               (3,101)         (1,045)         (5,924)         (2,431)

Net effect of accounting differences
      from the adoption of SFAS 133 (C)           4,754            --             7,295            --

Demutualization costs (D)                           249           3,378             451           9,235

Restructuring costs (E)                           4,189            --             4,189            --

Discontinued operations (F)                        (428)           (712)         (1,374)           (655)

Cumulative effect of change in
      accounting for derivatives (G)               --              --             8,236            --
                                           ----------------------------    ----------------------------
Adjusted Net Operating Income              $     32,258    $     14,135    $     80,825    $     40,235
                                           ============================    ============================

Adjusted Net Operating Income
      per common share (H):
          Basic                            $       0.78    $       0.75    $       2.29    $       2.25
                                           ============================    ============================
          Diluted                          $       0.77    $       0.74    $       2.26    $       2.24
                                           ============================    ============================

 Weighted average common
      shares outstanding (H):
          Basic                              41,536,389      18,888,948      35,334,160      17,893,406
                                           ============================    ============================
          Diluted                            42,060,929      19,026,397      35,825,884      17,934,801
                                           ============================    ============================

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

(C) Represents the net effect of SFAS No. 133 related accounting entries, adjusted for income taxes. The accounting entries consist of market value adjustments on trading securities, derivatives, certain annuity contracts, and the associated change in amortization of deferred acquisition costs resulting from such adjustments.

(D) For the 2001 periods presented, represents costs directly related to ILICO's demutualization. For the 2000 periods presented, represents costs directly related to the Company's demutualization and merger with AmerUs Life Holdings, Inc. (ALHI), adjusted for minority interest on such amounts. The costs consist primarily of legal, actuarial and consulting expenses.

(E) Represents costs of restructuring life insurance and annuity operations to eliminate duplicative functions, adjusted for income taxes. The costs consist primarily of severance and termination benefits.

(F)      Represents the net income from the Company's discontinued operations.

(G) Represents the cumulative effect of change in accounting for derivatives, net of income taxes, as of January 1, 2001, resulting from the Company's adoption of SFAS No. 133. This statement is effective for fiscal years beginning after June 15, 2000.

(H) The Company was formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. At that time, the Company distributed 17.4 million shares of its common stock to its former members and exchanged its common stock for the 12.9 million shares of common stock held by the public in ALHI on a one-for-one basis. The Company's operating income is primarily from its former subsidiary, ALHI. The Company had owned shares of ALHI common stock since 1996. Adjusted net operating income per share has been calculated on the basis that the shares of stock the Company owned of ALHI were distributed to members and outstanding from January 1, 1996 and the shares exchanged for ALHI shares were outstanding from the date of demutualization.

         Adjusted net operating income increased $18.2 million to $32.3 million, or $0.77 per diluted share, for the third quarter of 2001 compared to $14.1 million, or $0.74 per diluted share, for the third quarter of 2000. For the nine months ended September 30, adjusted net operating income was $80.8 million in 2001 compared to $40.2 million in 2000. The increase in adjusted net operating income in 2001 was primarily attributable to the acquisition of ILICO and the reduction in income applicable to the minority interest. Excluding the effects of these two items, adjusted net operating income remained approximately level between years for both the three month and nine month periods. Adjusted net operating income is analyzed further in the operating segment discussion.

SALES

         LIFE INSURANCE

         The following table sets forth information regarding the Company's life insurance sales activity by product:

                                                                   Sales Activity by Product (A)
                                                                   First Year Annualized Premiums

                                        For The Three Months Ended September 30,          For The Nine Months Ended September 30,
                                              2001                  2000                       2001                  2000
                                        ----------------------------------------          ---------------------------------------
($ in thousands)

Traditional life insurance:
      Whole life                                  $ 1,255               $ 4,020                    $ 4,773              $ 10,415
      Interest-sensitive whole life                 3,118                     -                      5,543                     -
      Term life                                     4,666                 1,232                      8,692                 5,762
Universal life                                      7,519                 2,445                     13,220                 8,903
Equity-indexed life                                 5,901                 1,086                     16,626                 3,014
                                                 ------------------------------                   ------------------------------
                                                 $ 22,459               $ 8,783                   $ 48,854              $ 28,094
                                                 ==============================                   ==============================

(A) Sales numbers include direct sales and the Company's share of private label sales.

         Life insurance sales as measured by annualized premiums were $22.5 million in the third quarter of 2001 compared to $8.8 million in the third quarter of 2000. Year-to-date, life insurance sales increased $20.8 million to $48.9 million in 2001 compared to $28.1 million in 2000. Approximately $13.0 million of the increase for the quarter and $18.9 million of the increase year-to-date was due to sales from ILICO, which was acquired during the second quarter of 2001. Excluding the sales from ILICO, life insurance sales increased 8% and 7% for the 2001 three month and nine month periods, respectively, as compared to 2000. The increases were from the Company's new equity-indexed universal life products which allow the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based on increases in the S&P 500 Index, excluding dividends. The earnings credit is subject to a participation rate and an annual cap. In the first nine months of 2001, sales of these products were $16.6 million as compared to $3.0 million for the same period a year ago. The Company anticipates continued higher sales of these products as compared to last year. The Company also privately labels various whole life, term and interest-sensitive life products. The products are designed by ILICO, issued by the Company's private label partners and then assumed in whole or in part by the Company.

         The following table sets forth the Company's life insurance collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:

                                                                   Collected Premiums by Product
                                                  For The Three Months Ended            For The Nine Months Ended
                                                      September 30,                         September 30,
                                                   2001            2000                 2001            2000
                                                 ---------------------------         ----------------------------
($ in thousands)

Individual life premiums collected:
      Traditional life:
           First year and single                     $ 29,218        $ 21,357            $ 75,309        $ 62,760
           Renewal                                     77,813          45,564             192,034         139,460
                                                     ------------------------            ------------------------
           Total                                      107,031          66,921             267,343         202,220

      Universal life:
           First year and single                       35,831           6,208              59,950          20,885
           Renewal                                     38,198          19,192              82,566          56,250
                                                     ------------------------            ------------------------
           Total                                       74,029          25,400             142,516          77,135
                                                     ------------------------            ------------------------

Total individual life                                 181,060          92,321             409,859         279,355
      Reinsurance assumed                              17,043             485              23,069           1,122
      Reinsurance ceded                               (26,909)         (7,503)            (52,060)        (19,973)
                                                     ------------------------            ------------------------
Total individual life, net of reinsurance            $171,194        $ 85,303            $380,868        $260,504
                                                     ========================            ========================


         Traditional life insurance premiums collected were $107.0 million for the third quarter of 2001 compared to $66.9 million for the third quarter of 2000. For the first nine months of 2001, traditional life insurance premiums increased $65.1 million to $267.3 million compared to $202.2 million in 2000. The entire amount of the increase, for both 2001 reporting periods, was due to the additional premiums from ILICO. Excluding the ILICO premiums, first year and single premiums declined $3.1 million and renewal premium declined $1.3 million for the third quarter of 2001 as compared to 2000. Year-to-date, first year and single premium decreased approximately $5.8 million while renewal premium remained level. The decrease in first year and single premium, exclusive of the ILICO premium, was primarily due to the Company's shift in sales from whole and term life to universal life.

         Universal life insurance premiums collected were $74.0 million for the third quarter of 2001 compared to $25.4 million for the same period in 2000 and $142.5 million for the first nine months of 2001 compared to $77.1 million for the first nine months of 2000. Approximately $40.1 million of universal life insurance premiums in the third quarter and $47.3 million of universal life insurance premiums in the nine month period of 2001 were from the ILICO acquisition. The remaining increases in the 2001 reporting periods were due to the new universal life products discussed previously.

         Reinsurance assumed increased approximately $16.6 million for the third quarter of 2001 and $21.9 million for the nine months ended September 30, 2001 as compared to the same periods in 2000. The entire amount of the increases are from the ILICO acquisition. ILICO private labels various whole, universal and term life products. The products are designed by ILICO, issued by ILICO's private label partners and then assumed in whole or in part by ILICO.

         Effective January 1, 2000, ALIC entered into additional reinsurance agreements which effectively reduced ALIC's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. In addition, effective July 1, 2000, ALIC entered into a reinsurance agreement covering its Closed Block policies. Under this agreement, ALIC has reinsured approximately 90% of the Closed Block net amount at risk not previously reinsured. Reinsurance ceded was $0.4 million higher for the third quarter of 2001 and $5.8 million higher for the first nine months of 2001 as compared to the same periods in 2000 due to these additional reinsurance agreements. The remainder of the increase in ceded premium was from the ILICO acquisition. ILICO's reinsurance agreements effectively reduce ILICO's retention limit to $500,000.

         The following table sets forth information regarding the Company's life insurance in force for each date presented:


                                    Individual Life Insurance in Force
                                            As of September 30,
                                        2001                  2000
                                    ----------------------------------
($ in thousands)

Traditional life
      Number of policies                401,316               248,132
      GAAP life reserves           $  3,015,294          $  1,722,442
      Face amounts                 $ 45,630,000          $ 23,385,000

Universal life
      Number of policies                166,989               113,134
      GAAP life reserves           $  1,477,621          $    948,778
      Face amounts                 $ 21,917,000          $ 12,552,000

Total life insurance
      Number of policies                568,305               361,266
      GAAP life reserves           $  4,492,915          $  2,671,220
      Face amounts                 $ 67,547,000          $ 35,937,000


         The acquisition of ILICO increased the number of policies in force by 213,000, GAAP life reserves by $1.7 billion, and face amounts by $21.1 billion.

         ANNUITIES

         The following table sets forth annuity collected premiums for the periods indicated:

                                                    Collected Premiums by Product
                                       For The Three Months Ended   For The Nine Months Ended
                                              September 30,                September 30,
                                           2001             2000       2001             2000
                                      --------------------------    --------------------------
($ in thousands)

Fixed annuities:
      Deferred fixed annuities        $   261,033    $   297,240    $   992,024    $   754,648
      Multi-choice annuities              135,995         33,989        290,304         84,023
      Equity-indexed annuities             31,902         62,654        101,590        203,745
 Variable annuities                        12,428           --           16,625           --
                                      --------------------------    --------------------------

      Total                               441,358        393,883      1,400,543      1,042,416

Reinsurance assumed                          --             --             --             --
Reinsurance ceded                         (66,232)           (36)      (170,965)          (152)
                                      --------------------------    --------------------------
Total annuities, net of reinsurance   $   375,126    $   393,847    $ 1,229,578    $ 1,042,264
                                      ==========================    ==========================


         The Company primarily markets its annuity products on a national basis through networks of independent agents who are supervised by regional vice presidents or Independent Marketing Organizations (IMOs). The Company's IMOs consist of approximately 76 contracted organizations and five wholly-owned organizations. Annuity collected premiums were $441.4 million for the third quarter of 2001 compared to $393.9 million for the same period in 2000. Year-to-date, annuity collected premiums were $1,400.5 million in 2001 compared to $1,042.4 million in 2000. Annuity collected premiums from ILICO were approximately $61.1 million for the third quarter of 2001 and $90.8 million for the first nine months of 2001. Excluding the acquisition of ILICO, annuity collected premiums decreased $13.6 million for the third quarter and increased $267.3 million for the first nine months of 2001 compared to the respective 2000 reporting periods. The increase in annuity collected premiums was primarily attributable to the introduction of multi-choice annuity products in late-1999 and early-2000 and the acquisition of ILICO. The increase is primarily due to the multi-choice annuity product which provides for various earnings strategies under one product, such as a long-term equity index, an annual equity index, an investment grade bond index, and a guaranteed one-year rate. Earnings are credited to this product based on the increases in the applicable indices, less management fees, and funds may be moved between investment alternatives. This product has continued to grow in popularity with consumers and agents since its introduction. In addition to the increase in multi-choice annuities and ILICO acquisition, fixed annuity collected premiums decreased in the third quarter of 2001 compared to 2000 due to decreased sales of deferred fixed annuity and equity-indexed annuities as a result of the declining interest rate environment. The increase in the first nine months of 2001, compared to 2000 is primarily due to the increased sales of multi-choice annuities, as previously discussed, and deferred fixed annuities due to product repricing and increased marketing efforts which was partially offset by lower sales of equity-indexed annuities caused by lower returns. With the acquisition of ILICO, the Company has variable annuity products. Sales of variable annuities were $12.4 million for the third quarter of 2001 and $16.6 million for the period from May 18, 2001, the acquisition date, through September 30, 2001. The assets and liabilities related to the variable annuities are shown on the Consolidated Balance Sheets as "Separate Account assets" and "Separate Account liabilities".

         Effective October 1, 2000, the Company entered into a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. As a result of this new agreement, fixed annuity production ceded increased $59.4 million in the third quarter and $160.1 million in the first nine months of 2001 as compared to the same periods in 2000. In addition, ILICO reinsures approximately 75% of its fixed annuities on a modified coinsurance basis which increased reinsurance ceded by approximately $6.8 million in the third quarter and $10.8 million in the first nine months of 2001 as compared to the same periods in 2000. The ILICO modified coinsurance agreement also impacted the Company's balance sheet. At September 30, 2001, reinsurance receivables were $543.5 million compared to $6.5 million at December 31, 2000.

         The following table sets forth information regarding annuities in force for each date presented:

                                                     Annuities in Force
                                                     As of September 30,
                                                  2001                  2000
                                             --------------------------------
($ in thousands)

Deferred fixed and immediate annuities
      Number of policies                         174,900             162,311
      GAAP annuity reserves                 $  6,770,093         $ 5,944,341

Multi-choice annuities
      Number of policies                          54,058               1,666
      GAAP annuity reserves                 $  2,886,131            $ 84,981

Equity-index annuities
      Number of policies                          17,010              13,810
      GAAP annuity reserves                 $    716,017           $ 640,306

Total annuities
      Number of policies                         245,968             177,787
      GAAP annuity reserves                 $ 10,372,241         $ 6,669,628


         The acquisition of ILICO increased the total number of annuity policies by 58,000 and GAAP annuity reserves by $2.9 billion.

RESULTS OF OPERATIONS

         A summary of the Company's revenues follows:


                                                              For The Three Months Ended         For The Nine Months Ended
                                                                    September 30,                      September 30,
                                                                 2001           2000                2001           2000
                                                              ----------------------------      ------------------------------
($ in thousands)

Insurance premiums
        Life insurance - traditional                              $ 98,662       $ 61,355            $ 238,944      $ 187,185
        Annuities - Immediate annuity &
              supplementary contract premiums                        3,022          4,453               10,216         16,793
        All other                                                      263             47                  516            140
                                                                 ------------------------            -------------------------
        Total insurance premiums                                   101,947         65,855              249,676        204,118

Product charges
        Life insurance - universal life                             37,672         17,059               80,627         47,612
        Annuities                                                    9,735          9,089               25,893         27,331
                                                                 ------------------------            -------------------------
         Total product charges                                      47,407         26,148              106,520         74,943

Net investment income
        Life insurance                                              79,822         51,417              198,147        156,519
        Annuities                                                  148,944        117,545              414,816        347,118
        All other                                                    3,177          6,708                7,201         15,787
                                                                 ------------------------            -------------------------
        Total net investment income                                231,943        175,670              620,164        519,424

Realized/unrealized gains (losses) on investments
        Life insurance - core                                        1,889            371                2,202            414
        Annuities - core                                              (347)        (4,080)                   -         (8,027)
        All other - non-core                                       (47,191)        (3,583)             (99,511)        (3,939)
                                                                 ------------------------            -------------------------
        Total realized/unrealized gains (losses) on investments    (45,649)        (7,292)             (97,309)       (11,552)

Other income
        Annuities                                                    9,207          5,899               26,996         15,412
        All other                                                    2,253          2,895                6,748          7,260
                                                                 ------------------------            -------------------------
        Total other income                                          11,460          8,794               33,744         22,672

                                                                 ------------------------            -------------------------
        Total revenues                                           $ 347,108      $ 269,175            $ 912,795      $ 809,605
                                                                 ========================            =========================


         Traditional life insurance premiums were $98.7 million in the third quarter of 2001 compared to $61.4 million in the third quarter of 2000. For the nine months ended September 30, 2001, traditional life insurance premiums increased $51.7 million to $238.9 million compared to $187.2 million for the same period in 2000. The acquisition of ILICO added traditional life insurance premiums of $40.2 million in the third quarter and $59.1 million in the nine month period ended September 30, 2001. Excluding these ILICO premiums, traditional life insurance premiums declined $2.9 million and $7.4 million for the three months and nine months, respectively, ended September 30, 2001 as compared to the same periods a year ago. The decrease in traditional life insurance premiums in 2001 as compared to 2000 was primarily the result of the shift in sales focus from traditional life products to universal life products discussed previously. In addition, the new reinsurance agreements entered into in 2000 resulted in an increase in ceded premium for the first nine months of 2001 of approximately $5.0 million as compared to a year ago. Partially offsetting the decline in first year premium and the increase in ceded premium was increased renewal premium. Open block renewal premium increased approximately $7.3 million in the first nine months of 2001 as compared to the same period a year ago primarily due to the maturing of this block, while Closed Block renewal premium declined approximately $7.1 million due to an increase in lapses. Total life insurance lapse rates, exclusive of ILICO, were 7.5% for the first nine months of 2001 as compared to 6.2% a year ago. This increase in lapses in the Closed Block followed the completion of the Company's demutualization. The total life insurance lapse rate including ILICO was 7.4% for the first nine months of 2001. As was the case with the Company's demutualization, lapses are anticipated to increase at ILICO now that its demutualization is completed.

         Immediate annuity and supplementary contract premiums decreased by $1.5 million to $3.0 million for the third quarter of 2001 compared to $4.5 million for the same period in 2000, and decreased $6.6 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. A decrease in immediate annuity premiums was anticipated as a result of pricing adjustments made on these products.

         Universal life product charges were $37.7 million for the third quarter of 2001 compared to $17.1 million for the third quarter of 2000. Year-to-date, universal life product charges increased $33.0 million to $80.6 million in 2001 compared to $47.6 million in 2000. Approximately $19.3 million and $29.6 million of the universal life product charges for the three months and nine months ended September 30, 2001, respectively, were attributable to the acquisition of ILICO. The 2001 year-to-date increase, excluding ILICO, primarily reflects the increased sales of universal life products and increased cost of insurance charges corresponding with the normal aging and growth of the block of business.

         Annuity product charges were $9.7 million for the third quarter of 2001 compared to $9.1 million for the same period in 2000, and $25.9 million for the first nine months of 2001 compared to $27.3 million for the first nine months of 2000. Annuity product charges from the acquisition of ILICO totaled approximately $3.4 million for the three months and $5.8 million for the nine months ended September 30, 2001. Excluding these ILICO amounts, annuity product charges declined $2.8 million and $7.2 million for the three months and nine months ended September 30, 2001, respectively as compared to the same periods in 2000. The decrease in product charges exclusive of ILICO was primarily due to decreased surrenders of annuity policies with surrender charges. Surrenders totaled approximately $689.1 million for the first nine months of 2001 compared to $916.6 million for the first nine months of 2000. Annuity withdrawal rates exclusive of ILICO averaged 12.8% in the first nine months of 2001 compared to 16.0% in the first nine months of 2000. Excluding internal replacements, withdrawal rates decreased 3.7% to 10.4% for the first nine months of 2001 compared to 14.1% for the same period a year ago. Annuity withdrawal rates, including ILICO from the acquisition date forward, averaged 14.4% for the first nine months of 2001. Surrenders at ILICO from the acquisition date through September 30, 2001 were approximately $207.7 million.

         Total net investment income was $231.9 million for the third quarter of 2001 compared to $175.7 million for the same period in 2000 and $620.2 million for the first nine months of 2001 compared to $519.4 million for the same period in 2000. Approximately $54.5 million and $80.1 million of net investment income for the three months and the nine months ended September 30, 2001, respectively, was attributable to the acquisition of ILICO. Excluding ILICO, 2001 net investment increased primarily due to higher average invested assets (excluding market value adjustments) and higher effective yields as compared to 2000. Average invested assets (excluding market value adjustments) increased approximately $249.8 million and $123.1 million between quarterly and year-to-date periods, respectively. The increase was primarily due to the growth of the Company's life insurance and annuity businesses since last year. Partially offsetting this growth in assets from the product lines was a reduction in holding company cash equivalents. The cash equivalents were generated primarily from the sale of the

Company's discontinued operations in mid-1998 and were carried as invested assets of the Company until October 2000, when the Company distributed the funds to its former Members in connection with its demutualization. Investment income on the cash equivalents was approximately $4.1 million and $11.3 million for the third quarter 2001 period and year-to-date 2001 period, respectively. Net investment income for 2001 was also negatively impacted as compared to 2000 due to lower equity earnings from the Company's variable products joint venture. Equity loss from this joint venture was $0.02 million for the first nine months of 2001 compared to equity income of $1.9 million for the same period in 2000. This decline was consistent with the operating results of others in the variable product industry.

         The effective yield on the entire investment portfolio in the third quarter of 2001 was 6.43% compared to 6.83% in the third quarter of 2000 and 6.80% for the first nine months of 2001 compared to 6.82% for the first nine months of 2000. Excluding ILICO, 2001 third quarter and year-to-date yields increased to 7.16% and 7.28%, respectively. The increase in yields, exclusive of ILICO, primarily resulted from the market value adjustments the Company made to its assets in connection with its reorganization, in the third quarter of 2000. The overall yield is lower including ILICO primarily due to the higher percentage of convertible securities ILICO carries in its investment portfolio. The convertible securities are associated with ILICO's total return strategy fixed annuity products. The effective yield on the deferred fixed annuity portfolio increased 4 basis points to 7.03% for the third quarter of 2001 as compared to 6.99% for the third quarter of 2000. Year-to-date, the yields increased 35 basis points to 7.10% as compared to 6.75% for 2000. The deferred fixed annuity portfolio yield was also positively impacted by the market value adjustments made in the third quarter of 2000.

         Total realized and unrealized gains and losses on investments were a net loss of $45.6 million for the third quarter of 2001 compared to a net loss of $7.3 million for the same period a year ago, and a net loss of $97.3 million for the first nine months of 2001 compared to a net loss of $11.6 million for the first nine months of 2000. The significant change between periods is primarily driven by the Company's adoption of SFAS No. 133 "Accounting for Certain Derivative Instruments and Hedging Activities." In accordance with this Statement, the Company has adjusted its options to market value, which, due to the economic environment, resulted in an unrealized loss of $28.4 million and $62.5 million for the third quarter and first nine months of 2001, respectively. The Company uses its options to hedge its equity-indexed annuity products. In addition, the Company also has trading securities that back its total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a loss of $11.0 million and $14.5 million for the third quarter and nine months of 2001, respectively. The majority of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed annuity reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in the policyowner benefits line of the Consolidated Statements of Income and are discussed in the next section of Management's Discussion and Analysis of Results of Operations and Financial Condition. The remainder of the third quarter and year-to-date 2001 realized and unrealized gains and losses on investments consisted of $6.2 million and $20.3 million, respectively, of realized losses on investments. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

         Other income primarily consists of real estate operating income, property management fees, structured finance fees from affordable housing programs, Corporate Owned Life Insurance (COLI) income, and third party annuity commissions received by wholly-owned IMOs. Other income increased approximately $2.7 million in the third quarter of 2001 to $11.5 million as compared to $8.8 million in the third quarter of 2000. Year-to-date, other income was $33.7 million in 2001 compared to $22.7 million in 2000. Approximately $5.6 million of the year-to-date 2001 increase in other income was due to increased operations of IMOs purchased in the second quarter of 2000 and first quarter of 2001, and the remainder reflects the income on a $100 million COLI investment the Company made in the fourth quarter of 2000. COLI is classified as an other asset and accordingly the income from this asset appears in other income instead of net investment income.

         A summary of the Company's policyowner benefits follows:


                                                    For The Three Months Ended       For The Nine Months Ended
                                                          September 30,                    September 30,
                                                        2001        2000                2001          2000
                                                    --------------------------       ---------------------------
($ in thousands)

Life Insurance:
      Traditional
          Death benefits                            $  18,066    $   9,956            $  43,140    $  31,929
          Change in liability for future policy
               benefits and other policy benefits      70,586       48,201              167,957      136,955
                                                    ----------------------            ----------------------
               Total traditional                       88,652       58,157              211,097      168,884

      Universal
          Death benefits in excess of cash value       12,649        4,848               28,743       21,238
          Interest credited on policyowner
               account balances                        19,330       10,856               45,583       32,337
          Other                                         6,126        1,724                7,721        2,777
                                                    ----------------------            ----------------------
               Total universal                         38,105       17,428               82,047       56,352
                                                    ----------------------            ----------------------

               Total life insurance benefits          126,757       75,585              293,144      225,236

Annuities
      Interest credited to deferred annuity
          account balances                             83,737       68,821              238,565      199,106
      Other annuity benefits                           23,050       13,189               62,456       45,380
                                                    ----------------------            ----------------------
               Total annuity benefits                 106,787       82,010              301,021      244,486

All other benefits                                      1,285           64                1,870          263

Change in option value of equity-indexed
      products and market value adjustments on
      total return strategy annuities                 (29,559)        --                (62,068)        --
                                                    ----------------------            ----------------------
Total policyowner benefits                          $ 205,270    $ 157,659            $ 533,967    $ 469,985
                                                    ======================            ======================


         Total life insurance benefits were $126.8 million in the third quarter of 2001 compared to $75.6 million in the third quarter of 2000. For the first nine months of 2001, total life insurance benefits increased $67.9 million to $293.1 million compared to $225.2 million in the same period in 2000. The acquisition of ILICO in the second quarter of 2001 increased life insurance benefits $54.0 million and $74.6 million for the three months and nine months ended September 30, 2001, respectively. Excluding the impact of the ILICO acquisition, total life insurance benefits decreased $2.8 million and $6.7 million for the three months and nine months ended September 30, 2001, respectively as compared to the same periods in 2000. This decrease in life insurance benefits exclusive of the impact of ILICO was primarily due to favorable mortality resulting in decreased death benefits and change in liability for future policy benefits on traditional insurance policies which was partially offset by unfavorable mortality on Closed Block universal life policies resulting in increased death benefits and increased interest credited on universal life policies. The weighted average crediting rate on universal life policyowner account balances for the first nine months of 2001 decreased 6 basis points to 5.56% compared to 5.62% for the first nine months of 2000. The traditional life benefits, excluding ILICO, decreased in the 2001 reporting periods as compared to 2000. The Company experienced a decrease in the change in liability for future policy benefits of $4.9 million due to the continued run-off of the Closed Block policies. The Company has estimated and recorded life insurance benefits from the terrorist attacks in the United States on September 11, 2001 to be approximately $1.2 million.

         Annuity benefits were $106.8 million in the third quarter of 2001 compared to $82.0 million in the same period a year ago. Year-to-date, annuity benefits increased $56.5 million to $301.0 million in 2001 compared to $244.5 million in 2000. Approximately $22.3 million and $37.4 million of the increase in annuity benefits in the three month and nine month 2001 periods, respectively, was due to the acquisition of ILICO in the second quarter of 2001. Annuity benefits increased approximately $2.5 million and $19.1 million for the three months and nine months ending September 30, 2001 as compared to 2000, respectively, exclusive of the impact of the ILICO acquisition. Interest credited to deferred annuity account balances increased $26.3 million, exclusive of ILICO, in the first nine months of 2001 compared to the same period a year ago. Between the 2001 and 2000 nine month periods, average deferred fixed annuity account balances increased approximately $233.4 million and the weighted average crediting rate on deferred fixed annuity account balances increased 17 basis points to 5.07%. The increase in crediting rates reflects the change in product mix and the increase in the investment yields of the deferred fixed annuity portfolio. Overall, spreads on deferred fixed annuities widened 20 basis points to 205 basis points in the first nine months of 2001 as compared to the same period a year ago. Including ILICO deferred fixed annuity products, the weighted average crediting rate remained at 5.07% and spreads were 203 basis points. Other annuity benefits declined approximately $7.3 million, exclusive of ILICO, between nine month periods, which corresponds with the decline in immediate annuity and supplementary contract premiums. ILICO added approximately $23.1 million to the year-to-date 2001 other annuity benefits due to payments made under modified coinsurance agreements.

         Included in policyowner benefits is the fair value change in options embedded within the equity-indexed products and fair value changes on total return strategy fixed annuity contracts. These fair value changes are being recorded in accordance with SFAS No. 133, which the Company adopted January 1, 2001. Based on the economic environment for the three months ended September 30, 2001, the fair value changes resulted in a $29.6 million decrease in reserve balances while the year-to-date fair value changes in 2001 were a $62.1 million decrease in reserve balances. As discussed previously, there is an offsetting adjustment to these fair value changes in the realized/unrealized gains (losses) on investments line of the Consolidated Income Statement related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products. All of these fair value changes are excluded from adjusted net operating income, as they do not indicate overall operating trends.

         A summary of the Company's expenses follows:


                                                              For The Three Months        For The Nine Months
                                                               Ended September 30,         Ended September 30,
                                                               2001         2000           2001         2000
                                                             -----------------------   -----------------------
($ in thousands)

Life Insurance
       Underwriting, acquisition and
             other expenses                                   $  21,567    $  11,309    $  53,618    $  37,714
       Amortization of deferred policy acquisition costs
             and value of business acquired (VOBA), net
             of non-core adjustment of $76 and $28
             for the three months ended September 30,
             2001 and 2000, respectively, and $661 and
             $111 for the nine months ended September 30,
             2001 and 2000, respectively                         17,289        8,829       39,022       25,893
                                                              ----------------------    ----------------------

             Total life insurance                                38,856       20,138       92,640       63,607

Annuities
       Underwriting, acquisition and
             other expenses                                      17,149       12,659       45,231       38,292
       Amortization of deferred policy acquisition costs
             and value of business acquired (VOBA), net
             of non-core adjustment of ($7,397) and
             ($2,579) for the three months ended September
             30, 2001 and 2000, respectively, and ($13,519)
             and ($6,378) for the nine months ended
             September 30, 2001 and 2000, respectively           21,302       14,660       60,348       47,502
                                                              ----------------------    ----------------------

             Total annuities                                     38,451       27,319      105,579       85,794

Amortization of deferred policy acquisition costs due
        to non-core realized gains or losses                     (7,321)      (2,551)     (12,858)      (6,267)

All other expenses                                                2,084        6,606        8,406       15,814

Demutualization costs                                               249        3,732          451       10,437

Restructuring costs                                               6,527         --          6,527         --
                                                              ----------------------    ----------------------
Total expenses                                                $  78,846    $  55,244    $ 200,745    $ 169,385
                                                              ======================    ======================



         Total life insurance expenses were $38.9 million in the third quarter of 2001 compared to $20.1 million in the same period in 2000. For the first nine months of 2001, life insurance expenses totaled $92.6 million compared to $63.6 million a year ago. The acquisition of ILICO in the second quarter of 2001 increased total life insurance expenses approximately $16.3 million and $22.8 million for the three months and nine months ended September 30, 2001, respectively. Excluding the impact of the ILICO acquisition, underwriting, acquisition and other expenses increased approximately $2.5 million in the third quarter of 2001 and increased approximately $6.2 million in the first nine months of 2001, as compared to the same periods a year ago. The increase in expenses as compared to last year was primarily due to general compensation increases, depreciation on the new life insurance administrative system and distribution system enhancements. Amortization of deferred policy acquisition costs and value of business acquired
(VOBA), exclusive of ILICO, increased approximately $0.6 million in the third quarter of 2001 and increased approximately $2.2 million the first nine months of 2001 compared to the comparable periods in 2000. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The increase in amortization in 2001 as compared to 2000 is primarily associated with the Company's market value adjustment completed at the end of the third quarter 2000. Additional VOBA was established as a result of the market value adjustment.

         Total annuity expenses increased by $11.2 million to $38.5 million in the third quarter of 2001 compared to $27.3 million in the third quarter of 2000. Year-to-date, total annuity expenses were $105.6 million in 2001 compared to $85.8 million in 2000. Approximately $3.3 million and $4.7 million of the 2001 total annuity expenses in the third quarter and year-to-date periods, respectively, were due to the ILICO acquisition. Excluding these ILICO expenses, underwriting, acquisition and insurance expenses increased approximately $1.9 million in the third quarter of 2001 compared to the same period a year ago and increased approximately $3.7 million between year-to-date periods. The increase in the 2001 reporting periods as compared to 2000 primarily reflects increased employee and agent costs and expenses related to the new IMO acquired in January of 2001. These increases are partially offset by a reduction in expenses from the consolidation of annuity operations in Topeka. The increase in expense due to the new IMO was offset by the increase in other income from the IMO discussed previously. Exclusive of the impact of ILICO, amortization of deferred policy acquisition costs and VOBA increased $5.9 million in the third quarter of 2001 as compared to the same period in 2000 and $11.2 million between year-to-date periods. The increase in amortization was partially attributable to the general growth in the deferred policy acquisition cost asset associated with the continued growth in annuity sales. In addition, VOBA amortization was higher in 2001 due to the additional VOBA established in connection with the Company's third quarter market value adjustment.

         Other expenses decreased by $4.5 million in the third quarter of 2001 to $2.1 million compared to $6.6 million in the same period in 2000. Year-to-date, other expenses were $8.4 million in 2001 compared to $15.8 million in 2000. Other expenses primarily consist of expenses related to the real estate management company and the holding company, and tend to fluctuate from period to period depending on the properties under management each quarter. Beginning in 1999, the Company began decreasing the number of properties under management and, accordingly, other expenses are also declining.

         The 2000 demutualization costs consist primarily of legal, actuarial and consulting expenses associated with the demutualization of the Company that was completed in the third quarter of 2000. The 2001 demutualization costs are associated with the demutualization of ILICO, which was completed in connection with the Company's acquisition of ILICO. As these costs are not of a continuing nature, they have been excluded from the Operating Segment amounts.

         Restructuring costs relate to the Company's consolidation of various functions in connection with a restructuring of its life insurance and annuity operations, which began in the third quarter of 2001. The objective of the restructuring plan is to eliminate duplicative life insurance, annuity and general administrative functions for all business units. The elimination of duplicative functions will reduce on-going operating costs for the Company. General administrative functions will be transitioned so they are performed primarily in Des Moines. Life insurance processes will be transitioned so they are performed in Des Moines and Indianapolis and annuity functions will be transitioned to Topeka. The restructuring charges includes severance and termination benefits of $5.9 million related to the elimination of approximately 50 positions and other costs of $0.6 million. Actual pre-tax costs totaling $2.7 million have been expended and an accrual for severance and termination benefits not yet paid amounted to $3.8 at September 30, 2001. The Company has not finalized all restructuring activities as of September 30, 2001. Additional activities will primarily involve relocation or severance benefits for affected employees and various administration, finance and actuarial system conversion costs. Expenditures for all restructuring activities are expected to be completed in the fourth quarter of 2002.

         A summary of the Company's income from operations by operating segment follows:


                                                       For The Three Months Ended             For The Nine Months Ended
                                                              September 30,                        September 30,
                                                          2001             2000                2001             2000
                                                      ---------------------------             ---------------------------
($ in thousands)

Life Insurance:
       Revenues                                        $ 218,045        $ 130,202             $ 519,920        $ 391,730
       Benefits and expenses                            (165,613)         (95,723)             (385,784)        (288,843)
       Dividends to policyowners                         (26,191)         (18,732)              (68,416)         (56,226)
                                                       --------------------------             --------------------------
       Adjusted pre-tax operating income                  26,241           15,747                65,720           46,661

Annuities:
       Revenues                                          170,561          132,906               477,921          398,627
       Benefits and expenses                            (145,238)        (109,329)             (406,600)        (330,280)
                                                       --------------------------             --------------------------

       Adjusted pre-tax operating income                  25,323           23,577                71,321           68,347

All other adjusted pre-tax operating (loss)                2,324            2,980                 4,189            7,110
                                                       --------------------------             --------------------------

Total adjusted pre-tax operating income                $  53,888         $ 42,304             $ 141,230        $ 122,118
                                                       ==========================             ==========================



         Adjusted pre-tax operating income from Life Insurance operations was $26.2 million in the third quarter of 2001 compared to $15.7 million in the third quarter of 2000. For the first nine months of 2001, adjusted pre-tax operating income from Life Insurance operations increased $19.0 million to $65.7 million compared to $46.7 million in 2000. The acquisition of ILICO contributed $9.8 million and $20.7 million of adjusted pre-tax operating income to the Life Insurance segment in the third quarter and first nine months of 2001, respectively. Exclusive of the impact of the ILICO acquisition, Life Insurance operating income increased $0.7 million between quarterly periods and decreased $1.7 million between year-to-date periods. Gross margins in the Life Insurance segment remained level between year over year periods with the fluctuations in insurance expenses and the decline in earnings from the Company's variable products joint venture primarily impacting the overall results.

         Adjusted pre-tax operating income from Annuity operations was $25.3 million in the third quarter of 2001 compared to $23.6 million in the same period in 2000. Year-to-date, adjusted pre-tax operating income from Annuity operations increased $3.0 million to $71.3 million in 2001 compared to $68.3 million in 2000. The acquisition of ILICO contributed $3.7 million and $2.5 million of adjusted pre-tax operating income to the Annuity segment in the third quarter and first nine months of 2001, respectively. Excluding this contribution from ILICO, Annuity operating income decreased $2.0 million between quarterly periods and increased $0.5 million between year-to-date periods. The decrease in the third quarter of 2001 was primarily due to lower margins on equity-indexed annuity products and increased employee and agent costs. Year-to-date, the decreased margins on the equity indexed annuity products and increased employee and agent costs were offset by increased net IMO operations.

         All other adjusted pre-tax operating income was $4.2 million in the first nine months of 2001 compared to $7.1 million in the first nine months of 2000. The decrease in 2001 compared to 2000 was primarily due to decreased investment income as the Company distributed approximately $340 million of cash equivalents in October 2000 in connection with its demutualization.

         Interest expense decreased $1.6 million in the third quarter of 2001 to $6.0 million compared to $7.6 million in the third quarter of 2000. Year-to-date, interest expense was $20.7 million in 2001 compared to $22.4 million in 2000. The decreased interest expense in 2001 was primarily due to lower borrowing rates in 2001 as compared to 2000 and the maturity of the ACES units in July 2001. The 2001 interest expense also included approximately $0.8 million of interest expense from ILICO. ILICO has a $25 million, 8.66% surplus note, due on April 1, 2011.

         Income tax expense was $28.7 million in the first nine months of 2001 compared to $36.8 million in the same period in 2000. The effective tax rate was 32.3% and 40.1% for the first nine months of 2001 and 2000, respectively. The decrease in the effective tax rate in 2001 reflected the decline in nondeductible expenses associated with the Company's demutualization and increased tax exempt income from the COLI investment.

         Minority interest represents the minority stockholders ownership percentage share of net income of ALHI prior to the Company's acquisition of this Minority Interest. The minority shareholder ownership percentage was 42% from January 1, 2000 through September 20, 2000, the date at which the Minority Interest was acquired. As a result of the Company's acquisition of the Minority Interest there is no net income applicable to the Minority Interest in 2001.

         Net income from continuing operations increased $10.7 million to $21.1 million in the third quarter of 2001 compared to $10.4 million in the third quarter of 2000. Year-to-date, net income from continuing operations was $60.2 million in 2001 and $33.1 million in 2000. Approximately $3.8 million and $7.9 million of the increase in the quarter and year-to-date periods, respectively, was from the ILICO acquisition. The remainder was primarily due to the lower effective tax rate and the reduction in net income applicable to the Minority Interest.

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

         Net income was $21.5 million in the third quarter of 2001 compared to $11.1 million in the third quarter of 2000 and $53.4 million in the first nine months of 2001 compared to $33.8 million in the first nine months of 2000. The acquisition of ILICO increased net income approximately $3.8 million and $7.9 million in the 2001 third quarter and year-to-date periods, respectively. In addition, the lower effective tax rate and reduction in net income applicable to Minority Interest also increased net income in the 2001 periods as compared to 2000. Year- to-date, the adoption of SFAS No. 133 in the first quarter of 2001 had a one-time cumulative effect of reducing net income by $8.2 million.

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

         The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, the Company's life insurance subsidiaries dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators broad discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2000 results, the Company's subsidiaries could pay an estimated $102.9 million in dividends in 2001 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $30.0 million in the first nine months of 2001. The 2000 statutory results exceeded prior years' statutory results primarily due to reinsurance transactions entered into in 2000 and the acquisition of ILICO. As reinsurance activity varies from year to year, 2001 statutory results may decline as compared to 2000 and dividend capacity would change accordingly.

         The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of September 30, 2001, there was a $96 million outstanding loan balance under the Bank Credit Facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0,
(b) cannot have an interest coverage ratio less than 2.50:1.0, (c) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause certain of its life insurance subsidiaries to maintain certain ratings from A.M. Best and certain levels of risk-based capital.

         The Company has announced that its Board of Directors approved a stock purchase program under which the Company may purchase up to three million shares of its common stock at such times and under such conditions as the Company deems advisable. The purchases may be made in the open market or by such other means as the Company determines to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. The funds for the purchase program would come from a combination of internal sources, from its life insurance subsidiaries and utilization of its Bank Credit Facility. During the third quarter of 2001, 1.2 million shares were repurchased and were funded by additional borrowings of approximately $32 million on the Bank Credit Facility.

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

         The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at September 30, 2001 (including liabilities in both the Closed Block and the general account):

                                                                 ($ in millions)
                                                                 ---------------

Not subject to discretionary withdrawal                                $ 500.0

Subject to discretionary withdrawal with adjustments:
        Specified surrender charges (A)                                6,150.9
        Market value adjustments                                       3,490.8
                                                                    ----------
        Subtotal                                                       9,641.7
                                                                    ----------

Subject to discretionary withdrawal without adjustments                1,643.7
                                                                    ----------
Total                                                               $ 11,785.4
                                                                    ==========


(A) Includes $836.2 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.


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

         ALIC and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its obligations. At September 30, 2001, AVLIC had statutory assets of $2,018.6 million, liabilities of $1,962.5 million and surplus of $56.1 million.

         Through their respective memberships in the Federal Home Loan Banks
(FHLB) of Des Moines and Topeka, ALIC and American Investors Life Insurance Company, a subsidiary of AAG, are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of any advance. There were no borrowings under these arrangements outstanding at September 30, 2001. In addition, ALIC has long-term advances from the FHLB outstanding of $14.5 million at September 30, 2001.

         The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of September 30, 2001 had a carrying value of $14.9 billion, including Closed Block investments.

         At September 30, 2001, the statutory surplus of the Company's subsidiaries was approximately $648.8 million. The Company believes that this level of statutory capital is more than adequate as each insurance subsidiary's risk based capital is significantly in excess of required levels.

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

         The table below provides information about the Company's fixed maturity investments and mortgage loans at September 30, 2001. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.


                                                                            EXPECTED CASH FLOWS
                               3 mos
       Amortized                2001        2002        2003          2004       2005         2006         Thereafter       Cost
       ---------                ----        ----        ----          ----       ----         ----         ----------       ----
                                                                 ($ in millions)
Fixed maturity securities      $ 284       $ 756       $ 1,472       $ 1,352     $ 1,591      $ 1,113       $ 6,271       $ 12,839
Average interest rate            6.6%        6.3%          6.4%          6.2%        6.4%         6.7%          6.8%

Mortgage loans                 $  14       $  53       $    53       $    68     $    69      $    66       $   608       $    931
Average interest rate            8.2%        8.3%          8.2%          8.2%        8.2%         8.1%          7.9%

Total                          $ 298       $ 809       $ 1,525       $ 1,420     $ 1,660      $ 1,179       $ 6,879       $ 13,770
                               ===================================================================================================


         The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 65% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 7% of the bond portfolio is below investment grade. Fixed maturity securities have a weighted average maturity of approximately 7.04 years.

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

         (b) The following report on Form 8-K/A was filed during the quarter ended September 30, 2001:

                  Form 8-K dated May 18, 2001 was amended by filing Form 8-K/A on July 23, 2001 which included financial statements and pro forma financial information for Indianapolis Life Insurance Company in connection with the Company's completion of the acquisition of Indianapolis Life Insurance Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:   November 13, 2001                  AMERUS GROUP CO.



                                            By  /s/  Thomas C. Godlasky
                                                --------------------------------
                                                Executive Vice President and
                                                Chief Investment Officer
                                                (Principal Financial Officer)


                                            By  /s/  Brenda J. Cushing
                                                --------------------------------
                                                Senior Vice President and
                                                Controller
                                                (Principal Accounting Officer)

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

10.3 AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.4 AlloAmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.5 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6       AmerUs Life Insurance Company Performance Share Plan, filed as
           Exhibit 10.10 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.7 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10      Tax Allocation Agreement dated as of November 4, 1996, filed as
           Exhibit 10.68 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11 Credit Agreement, dated as of October 23, 1997, among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent , filed as Exhibit
           10.84 to the registration statement of AmerUs Life Holdings, Inc. on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.12 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.13 Consent dated as of May 20, 1998 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.72 on Form 10-Q, dated November 16, 1998, is hereby incorporated by reference.
10.14 First Amendment dated as of May 30, 1997 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.73 on Form 10-Q, dated November 16, 1998, is hereby incorporated by reference.
10.15 Second Amendment dated as of June 22, 1998 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.74 on Form 10-Q, dated November 16, 1998, is hereby incorporated by reference.
10.16 Second Consent and Amendment dated as of October 2, 1998 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.75 on Form 10-Q, dated November 16, 1998, is hereby incorporated by reference.
10.17      MIP Deferral Plan dated as of September 1, 1998, filed as Exhibit
           10.76 on Form 10-Q, dated November 16, 1998, is hereby incorporated by reference.
10.18 Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.

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

10.33 Line of Credit Application, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.50 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.34 Stock Purchase Agreement, dated February 1, 2000, by and among AmVestors Financial Corporation, Creative Marketing International Corporation and the Stockholders of Creative Marketing International Corporation, filed as Exhibit 10.51 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.35 Stock Purchase Agreement, dated February 23, 2000, by and among American Investors Sales Group, Inc., Community Bank Marketing, Inc. and Community Financial Services, Inc., filed as Exhibit 10.52 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.36 Agreement for Advances, Pledge and Security Agreement, dated March 12, 1992, by and between Central Life Assurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.37 Agreement for Advances, Pledge and Security Agreement, dated September 1, 1995, by and between American Vanguard Life Insurance Company and the Federal Home Loan Bank of Des Moines, filed as
           Exhibit 10.54 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.38 Agreement and Plan of Merger, dated September 30, 1998, by and among AmVestors Financial Corporation, Senior Benefit Services of Kansas, Inc., Senior Benefit Services Insurance Agency, Inc., National Senior Benefit Services, Inc. and Richard McCarter, filed as Exhibit 10.55 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.39 Eighth Amendment to Credit Agreement dated as of June 23, 2000 to the Credit Agreement dated as of October 23, 1997 among AmerUs Life Holdings, Inc., various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.57 on Form 10-Q, dated August 14, 2000, is hereby incorporated by reference.
10.40 Affirmation Agreement to Facility and Guaranty Agreement dated February 12, 1999 by American Mutual Holding Company, survivor of a merger with AmerUs Life Holdings, Inc. in favor of the Agent and the Lenders, dated September 20, 2000, filed as Exhibit 10.58 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.41 Amendment to Facility and Guaranty Agreement dated February 12, 1999 among The First National Bank of Chicago and AmerUs Group Co., dated September 20, 2000, filed as Exhibit 10.59 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.42 Acknowledgement and Assumption Agreement to Credit Agreement dated October 23, 1997, among American Mutual Holding Company and The Chase Manhattan Bank, as Administrative Agent for Various Lender Institutions, dated September 20, 2000, filed as Exhibit 10.60 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.43 AmerUs Group Co. 2000 Stock Incentive Plan, dated November 15, 2000, filed as Exhibit 99.9 to the registration statement of AmerUs Group Co. on Form S-8, Registration Number 333-50030, is hereby incorporated by reference.
10.44* Employment Agreement between Indianapolis Life Insurance Company and Larry R. Prible dated May 11, 2000.
11*        Statement Re: Computation of Earnings per share.
99.1 Retirement Agreement, dated March 14, 2000, by and between Victor N. Daley and AmerUs Life Holdings, Inc., filed as Exhibit 99.8 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
99.2 First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and AmerUs Life Holdings, Inc., filed as Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.

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