Form 10-K405
period 2001-12-31
AMERUS GROUP CO/IA
filed 2002-03-15
CIK 1051717

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

For the fiscal year ended December 31, 2001                Commission File Number: 000-30898

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (515) 362-3600
                      ------------------------------------

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

                             Common Stock Warrants

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X].                 No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. Yes  [X].                 No [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 13, 2002: $1,519,431,737

     Number of shares outstanding of each of the Registrant's classes of common stock on March 13, 2002 was as follows:

    Common Stock................................................    40,208,262 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Notice of 2002 Annual Meeting of Shareholders and Proxy Statement
(incorporated into Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15
PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   43
Item 8.   Financial Statements and Supplementary Data.................   44
Item 9.   Changes in and disagreements with Accountants on Accounting
          and Financial Disclosure....................................   45
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
Item 13.  Certain Relationships and Related Transactions..............   46
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   46

Index to Exhibits.....................................................   47
Signatures............................................................   53
Power of Attorney.....................................................   53
Index to Consolidated Financial Statements............................  F-1
Index to Consolidated Financial Statement Schedules...................  S-1

                             SAFE HARBOR STATEMENT

     All statements, trend analyses and other information contained in this report relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting for derivatives and business combinations, goodwill and other intangibles and purchase accounting adjustments; (l) our ability to integrate the business and operations of acquired entities; (m) expected life and annuity product margins;
(n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations.

     There can be no assurance that other factors not currently anticipated by us will not materially and adversely affect our results of operations. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements speak only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statement.

                                     PART I

ITEM 1.  BUSINESS

DEFINITIONS

     When used in this document, the terms "AmerUs," "we," "our" and "us" refer to AmerUs Group Co. (including American Mutual Holding Company and AmerUs Life Holdings, Inc. as predecessor entities of AmerUs Group Co.) and our consolidated subsidiaries, unless otherwise specified or indicated by the context.

GENERAL

     We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in all 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: life insurance and annuities. The life insurance segment's primary product offerings consist of whole life, interest-sensitive whole life, equity-indexed life, universal life and term life insurance policies. The primary product offerings of the annuity segment are individual fixed annuities.

     We were founded in 1896 as the mutual insurer Central Life Assurance Company. In 1996, we became the first Mutual Holding Company, or MHC, a structure that allows mutuals to access the public equity markets, which AmerUs did in 1997 with its initial public offering. In 2000, AmerUs reorganized its MHC structure through a full demutualization and became a 100% public stock company.

     We have had positive organic growth in our businesses. We have also successfully executed a series of strategic acquisitions that have helped generate sales growth, as well as balance our product and geographic distribution. The following is a summary of these acquisitions and the benefits created:

     - In 1994, Central Life Assurance Company and American Mutual Life Insurance Co. merged providing us with significant scale in our life insurance operations. The merger resulted in our becoming one of the 25 largest mutual insurers in America at that time.

     - In October 1997, the acquisition of Delta Life Corporation launched our annuity business. At the time of the acquisition, Delta Life had about $2.0 billion in assets and specialized in single-premium deferred annuity and equity-indexed annuity products.

     - In December 1997, we acquired AmVestors Financial Corporation, predecessor to AmerUs Annuity Group Co., which specialized in the sale of annuity products. The acquisition further strengthened our presence in asset accumulation and retirement and savings markets.

     - In 2001, we acquired Indianapolis Life Insurance Company, an Indiana life insurance company, which had $5.8 billion in consolidated assets at the time of the acquisition. The acquisition allowed us to strengthen our life insurance business and ultimately provided us with a better balance of annuities and life insurance products.

     We sold certain lines of business and made the decision to exit certain other businesses in 1998. These businesses are referred to as discontinued operations and include the following activities: banking, residential real estate brokerage, residential land development and mortgage banking.

SUBSIDIARIES

     We have three main wholly-owned subsidiaries: AmerUs Life Insurance Company, or ALIC, an Iowa life insurance company; AmerUs Annuity Group Co., or AAG, a Kansas corporation and AmerUs Capital Management Group, Inc., or ACM, an Iowa corporation. AmerUs Group Co. and ALIC own all of ILICO Holdings, Inc., an Indiana corporation.

     AAG owns, directly or indirectly, three Kansas life insurance companies:
American Investors Life Insurance Company, Inc., or American; Delta Life and Annuity Company, or Delta; and Financial Benefit Life Insurance Company, or FBL.

     ILICO Holdings, Inc., has one wholly-owned subsidiary, Indianapolis Life Insurance Company or ILIC, an Indiana life insurance company. ILIC has one wholly-owned subsidiary, The Indianapolis Life Group of Companies, Inc., or IL Group. IL Group has four wholly-owned subsidiaries: Bankers Life of New York, or Bankers Life, a New York life insurance company; IL Securities, Inc., an Indiana corporation; IL Annuity and Insurance Company, or IL Annuity, a Kansas life insurance company; and Western Security Life Insurance Company, or WSLIC, an Arizona life insurance company. Effective on March 5, 2002, IL Group was dissolved and its four wholly-owned subsidiaries become direct subsidiaries of ILIC. When used in this document, the term "ILICO" refers to ILICO Holdings, Inc. and its consolidated subsidiaries.

                      ORGANIZATION AS OF DECEMBER 31, 2001

                                  [ORG. CHART]

REORGANIZATION

     We were formerly known as American Mutual Holding Company, or AMHC and were a mutual insurance holding company, with our principal asset being a 58% interest in AmerUs Life Holdings, Inc., or ALHI. Public stockholders owned the remaining 42% interest in ALHI, and we refer to their interest as the minority interest. ALHI was a holding company which directly or indirectly owned three principal life insurance subsidiaries: ALIC, American and Delta. On September 20, 2000, we converted to stock form, changed our name to AmerUs Group Co. and acquired the minority interest of ALHI by issuing our common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI was merged into us simultaneously with the stock exchange.

     Prior to our conversion to a stock company, which is referred to as a demutualization, we were owned by individuals and entities who held insurance policies or annuity contracts issued by ALIC. Such individuals and entities were considered members. In connection with our demutualization, we distributed cash, policy credits and our newly issued common stock to those members in exchange for their membership interests. The value of the distribution totaled approximately $792 million.

     The acquisition of the minority interest of ALHI by us was accounted for as a purchase and 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Approximately 42% of the ALHI earnings for our fiscal periods prior to the acquisition date are deducted from our results of operations on the line titled "minority interest" in our consolidated statements of income. From the acquisition date forward, our results of operations include 100% of such earnings.

RECENT ACQUISITION

     On May 18, 2001, we completed the acquisition of ILICO for an amount of cash, policy credits and shares of our common stock equal to the value of 9.3 million shares of our common stock. The purchase price totaled approximately $326 million. The acquisition was accounted for as a purchase and the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of the acquisition date. See further discussion in note 15 to the consolidated financial statements.

FINANCIAL INFORMATION

     We measure our profit or loss and total assets by operating segments. We have two reportable operating segments: life insurance and annuities. See a further discussion of our operating segments in "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition."

LIFE INSURANCE SEGMENT

PRODUCTS

     Our individual life insurance premiums are from traditional life insurance products, universal life insurance products and equity-indexed life insurance products as set forth in the following table:

                                                                  SALES ACTIVITY BY PRODUCT(A)
                                                              DIRECT FIRST YEAR ANNUALIZED PREMIUMS
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2001          2000          1999
                                                              ---------     ---------     ---------
                                                                        ($ IN THOUSANDS)
Traditional life insurance:
  Whole life.............................................      $ 6,842       $14,161       $16,409
  Interest-sensitive whole life..........................       12,411            --            --
  Term life..............................................       14,400         7,223         7,012
Universal life...........................................       21,794        10,992        14,314
Equity-indexed life......................................       25,865         7,137            --
                                                               -------       -------       -------
  Total..................................................      $81,312       $39,513       $37,735
                                                               =======       =======       =======

---------------

(A) Sales number include direct sales and the Company's share of private label sales.

     Traditional Life Insurance Products. Our traditional life insurance products have a long history of being highly competitive within the industry. Traditional life insurance products include whole life, interest-sensitive whole life and term life insurance products.

     Whole life insurance is designed to provide benefits for the life of the insured. This product generally provides for level premiums and a level death benefit and requires payments in excess of the mortality cost in earlier years to offset increasing mortality costs in later years. Sales of whole life insurance decreased in 2001 and 2000, as compared to each prior year due in part to our introduction of new equity-indexed life products which has resulted in a shift in focus from whole life to equity-indexed products. In addition, there has been an overall general industry decline in sales of whole life products.

     Interest-sensitive whole life insurance also provides benefits for the life of the insured; however, it has flexible premium and benefit patterns not available with traditional whole life plans. Cash value accumulation is interest sensitive and responds to current interest and mortality rates. Sales of interest-sensitive whole life insurance in 2001 are all attributable to ILICO.

     Term life insurance provides life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature. Term life insurance is a highly competitive and quickly changing market. Term life insurance sales (excluding sales from ILICO of $8.9 million in 2001) decreased in 2001 due to the highly competitive market and increased in 2000 as a result of product repricing completed in mid-1999 along with an increase in consumer demand for the product related to legislative changes which took effect in January, 2000.

     We also distribute term products of ILICO through strategic alliances with private label partners. Under private label arrangements, ILICO designs and issues products that are distributed through the field forces of other life insurance companies, our private label partners and ILICO reinsures a portion of the risks on those products, our private label sales.

     For the year ended December 31, 2001, sales of whole life, interest-sensitive whole life and term life insurance products, including our share of private label sales, represented 8%, 15% and 18%, respectively, of first year annualized premiums for all individual life insurance products sold.

     Universal Life Insurance Products. We offer universal life insurance products, pursuant to which an insurance account is maintained for each insurance policy. Premiums, net of specified expenses, are credited to the account, as is interest, generally at a rate determined from time to time by us. Specific charges are made against the account for the cost of insurance and for expenses. The universal life policy provides flexibility as to the amount and timing of premium payments and the level of death benefits provided.

     Our universal life insurance products provide benefits for the life of the insured. Within our limits and state regulations, policyowners may vary the premiums and the amount of the death benefit of their policies as long as there are sufficient policy funds available to cover all policy charges for the next coverage period. Sales of universal life (excluding sales from ILICO of $15.8 million in 2001) decreased in 2001 and 2000 primarily attributable to the introduction of equity-indexed life products in 2000. The weighted average crediting rate for universal life insurance liabilities was 5.63% (5.64% excluding ILICO) for the year 2001, 5.62% for the year 2000 and 5.67% for the year 1999. For the year ended December 31, 2001, sales of universal life insurance products represented 27% of first year annualized premiums for all individual life insurance products sold.

     Equity-Indexed Life Products. We also offer equity-indexed life insurance products which are similar in structure to universal life products but allow the policyowner to elect an earnings strategy for a portion of the account value earnings. Earnings are credited based on increases in the Standard & Poor's 500 Composite Stock Index(R) (S&P 500 Index), excluding dividends. The earnings credit is subject to a participation rate and an annual cap. Equity-indexed life insurance sales increased in 2001 following product introduction in 2000. Sales of the equity-indexed life product as a percentage of first year individual life insurance annualized premiums was approximately 32% in 2001.

     The following table sets forth our collected life insurance premiums, including collected premiums associated with the closed block, for the periods indicated:

                                                              COLLECTED PREMIUMS BY PRODUCT
                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Individual life premiums collected:
  Traditional life:
     First year and single...............................    $113,126    $ 83,849    $ 84,044
     Renewal.............................................     274,784     185,078     179,780
                                                             --------    --------    --------
     Total...............................................     387,910     268,927     263,824
  Universal life:
     First year and single...............................      45,597      27,306      24,371
     Renewal.............................................     109,485      73,737      72,192
                                                             --------    --------    --------
     Total...............................................     155,082     101,043      96,563
                                                             --------    --------    --------
  Equity-indexed life:
     First year and single...............................      40,504       5,265          --
     Renewal.............................................       4,212          --          --
                                                             --------    --------    --------
     Total...............................................      44,716       5,265          --
                                                             --------    --------    --------
Total individual life....................................     587,708     375,235     360,387
  Reinsurance assumed....................................      30,740       1,464       1,589
  Reinsurance ceded......................................     (74,152)    (40,740)    (17,571)
                                                             --------    --------    --------
Total individual life, net of reinsurance................    $544,296    $335,959    $344,405
                                                             ========    ========    ========

     Traditional life insurance premiums collected were $387.9 million for 2001 compared to $268.9 million for 2000 and $263.8 million for 1999. The increase in 2001 was due to the additional premiums from ILICO. Excluding the ILICO premiums, first year and single premiums decreased $6.2 million between the 2001 and 2000 periods which was consistent with the lower whole life and term sales, as previously discussed. Renewal direct collected premium, excluding ILICO premiums, was $0.6 million lower in 2001 as compared to 2000 primarily due to unfavorable persistency of the closed block as it continues to run-off, partially offset by continued favorable persistency of the open block. Renewal direct collected premium was $5.3 million higher in 2000 as compared to 1999 primarily due to continued favorable persistency of the open block and the continued growth of the open block of business.

     Universal life insurance premiums collected were $155.1 million for 2001 compared to $101.0 million for 2000 and $96.6 million for 1999. Approximately $67.1 million of universal life insurance premiums for 2001 were from ILICO. The remaining decrease in 2001 compared to 2000 was primarily due to decreased sales of universal life products.

     Equity-indexed life premiums collected were $44.7 million for 2001 compared to $5.3 million for 2000 and zero for 1999. The increases in 2001 and 2000 as compared to each prior year result from the product introduction in 2000.

     Reinsurance assumed increased approximately $29.3 million in 2001. The entire amount of the increase is from the ILICO acquisition. ILICO private labels various term life products. The products are designed by ILICO, issued by ILICO's private label partners and then assumed in whole or in part by ILICO.

     Beginning January 1, 2000, ALIC entered into a new reinsurance arrangement that reduced its retention to 10% of the net amount of risk on any one policy not to exceed company retention limits for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. ALIC's retention limits on any one life vary by age and rating table and are generally between $500,000 and $1,000,000. In addition, effective July 1, 2000, ALIC entered into a reinsurance agreement covering its closed block policies. Under this agreement, ALIC has reinsured approximately 90% of the closed block net amount at risk not previously reinsured. As a result of these new agreements, ceded reinsurance premium was $35.0 million in 2001 and $40.7 million in 2000 compared to $17.6 million in 1999. The remainder of the increase in ceded premium amounting to $39.2 million was from the ILICO acquisition. ILICO's reinsurance agreements effectively reduce ILICO's retention limit to $500,000.

     The following table sets forth information regarding our life insurance in force for each date presented:

                                                         INDIVIDUAL LIFE INSURANCE IN FORCE
                                                                 AS OF DECEMBER 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
                                                                  ($ IN THOUSANDS)
Traditional life
  Number of policies..............................        403,444        245,143        249,282
  GAAP life reserves..............................    $ 3,010,057    $ 1,744,038    $ 1,645,946
  Face amounts....................................    $48,286,000    $23,466,000    $21,458,000
Universal life
  Number of policies..............................        153,615        110,323        112,906
  GAAP life reserves..............................    $ 1,472,260    $   943,569    $   920,009
  Face amounts....................................    $20,161,000    $12,257,000    $12,244,000
Equity-indexed life
  Number of policies..............................         10,591          2,930             --
  GAAP life reserves..............................    $    51,004    $    13,015    $        --
  Face amounts....................................    $ 2,028,000    $   478,000    $        --
Total life insurance
  Number of policies..............................        567,650        358,396        362,188
  GAAP life reserves..............................    $ 4,533,321    $ 2,700,622    $ 2,565,955
  Face amounts....................................    $70,475,000    $36,201,000    $33,702,000

     The acquisition of ILICO in 2001 increased the number of policies in force by 213,000, GAAP life reserves by $1.7 billion and face amounts by $31.2 billion.

DISTRIBUTION SYSTEMS

     Our subsidiaries sell life insurance in all 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are California, Iowa, Minnesota, New York and Texas in 2001. These states account for approximately 40% of our statutory premiums.

     Our target customers are individuals in the middle and upper income brackets and small businesses. We market our life insurance products on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent (PPGA) distribution system and through Independent Marketing Organizations (IMOs). We currently employ 16 regional vice presidents who are responsible for supervising these distribution systems within their assigned geographic regions.

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

     The Preferred Producer general agents are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training and development of Preferred Producer agents and brokers in their agency. As of

December 31, 2001, we had 61 Preferred Producer general agents in 25 states, through which approximately 1,000 Preferred Producer agents sell our products. While Preferred Producer agents in the Preferred Producer agency system are non-exclusive, most agents use our products for a majority of their new business for the type of products offered by us. No single Preferred Producer general agency accounts for more than 2% of the total first year life commissions paid by us.

     Preferred Producer agents are also independent contractors and are primarily compensated by commissions on first year and renewal premiums collected on business written by them plus certain fringe benefits and other allowances. In addition, Preferred Producer agents can earn bonus commissions, graded by production and persistency on their business.

     Under the PPGA system, we contract primarily with individuals who are experienced individual agents or head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products we offer rather than our full line of insurance products. The PPGA system is comprised of approximately 1,300 PPGAs, with approximately 3,600 agents.

     PPGAs are compensated by commissions on first year and renewal premiums collected on business written by themselves and the agents in their units. In addition to a base commission, PPGAs may earn bonus commissions on their business, graded by production and persistency.

     We have also developed programs to sell life insurance through select IMOs. The customers targeted and the products sold are similar to those of the Preferred Producer agency system and the PPGA system.

     Under the IMO system, a contractual arrangement is entered into with an IMO to promote our insurance products to their network of agents and brokers. The IMO receives a commission and override commission on the business produced. We currently have approximately 65 IMOs under contract.

     We also distribute term and second-to die products of ILICO through strategic alliances with private label partners. Under private label arrangements, ILICO designs and manufactures products that are distributed through the field forces of other life insurance companies, our private label partners. We have 33 private label partners of which two are actively writing new business.

ANNUITY SEGMENT

PRODUCTS

     We offer a broad portfolio of annuity products. Annuities provide for the payment of periodic benefits over a specified time period. Benefits may commence immediately or may be deferred to a future date. Fixed annuities generally are backed by a general investment account and credited with a rate of return that is periodically reset. Variable annuities provide for the policyholder to direct all or a portion of his or her account balance into an investment that effectively passes the risks and rewards of holding that investment to the policyholders. Our collected annuity premiums consisted of approximately 67% from deferred fixed annuity products, approximately 25% from multi-choice annuity products, approximately 7% from equity-indexed annuity products and approximately 1% from variable annuity products in 2001. The following table sets forth annuity collected premiums for the periods indicated:

                                                             COLLECTED PREMIUMS BY PRODUCT
                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2001          2000         1999
                                                          ----------    ----------    --------
                                                                    ($ IN THOUSANDS)
Fixed annuities:
  Deferred fixed annuities............................    $1,322,725    $1,107,147    $834,636
  Multi-choice annuities..............................       480,600       115,309       1,600
  Equity-indexed annuities............................       131,443       259,194     102,665
Variable annuities....................................        27,483            --          --
                                                          ----------    ----------    --------
     Total............................................     1,962,251     1,481,650     938,901
Reinsurance assumed...................................       194,317            --      59,561
Reinsurance ceded.....................................      (175,485)      (34,534)       (273)
                                                          ----------    ----------    --------
Total annuities, net of reinsurance...................    $1,981,083    $1,447,116    $998,189
                                                          ==========    ==========    ========

     Deferred Fixed Annuity Products. We offer a variety of interest rate crediting strategies on our deferred fixed annuity products. These strategies include initial interest crediting rates with guarantees for periods of one to five years. Following the initial guarantee period, we may adjust the credited interest rate annually, subject to the minimum interest rates specified in the contracts. Such minimum guarantee rates currently range from 3% to 4.5%. We also offer an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees. Excluding ILICO, deferred fixed annuity collected premiums increased $198.2 million in 2001 compared to 2000 and increased $272.5 million in 2000 compared to 1999. The increases were primarily attributable to product repricing and increased marketing efforts.

     Effective October 1, 2000, we entered into a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. Fixed annuity production ceded under this agreement totaled approximately $160.3 million in 2001 and $34.2 million in 2000. In the fourth quarter of 2001, the agreement was cancelled and the previously ceded premiums were recaptured amounting to $194.3 million. In addition, ILICO reinsures approximately 75% of its fixed annuities on a modified coinsurance basis which increased reinsurance ceded by approximately $15.2 million in 2001.

     Multi-choice Annuities. In December 1999, we introduced multi-choice annuity products which provide for various earnings strategies under one product, such as a long-term equity index, an annual equity index, an investment grade bond index, a convertible bond index and a guaranteed one-year rate. Earnings are credited to these products based on the increases in the applicable indexes, less applicable fees, and funds may be moved between investment alternatives. This product has continued to grow in popularity with consumers and agents since its introduction. Excluding ILICO, multi-choice annuity premiums increased $237.9 million in 2001 and $113.7 million in 2000 as compared to each prior period.

     Equity-Indexed Annuities. We offer equity-indexed annuity products that are based on the S&P 500 Index. Earnings credited to these products generally are linked to increases in the anniversary date values of the applicable index, less applicable fees. Equity-indexed annuity sales declined in 2001 as compared to 2000 primarily due to the lower returns on the S&P 500 Index this past year. In addition, the ILICO acquisition did not impact equity-indexed sales as ILICO did not sell this product in 2001.

     In the third quarter of 1999, we entered into a reinsurance agreement for the assumption of a block of equity-indexed annuities totaling $59.6 million from our joint venture partner, Ameritas Variable Life Insurance Company (AVLIC). In conjunction with this transaction, we now directly issue this equity-indexed product, which contributed to the increased sales in 2000.

     Variable Annuities. With the acquisition of ILICO, we have variable annuity products. Sales of variable annuities were $27.5 million for the period from May 18, 2001, the acquisition date, through December 31,

2001. The assets and liabilities related to the variable annuities are shown on the consolidated balance sheets as "separate account assets" and "separate account liabilities". We anticipate that most of our future direct sales of variable annuities to be reduced significantly because we expect that our agents will in the future be making sales of variable annuities through our Ameritas Joint Venture. See "Ameritas Joint Venture" below.

     The following table sets forth information regarding annuities in force for each date presented:

                                                                  ANNUITIES IN FORCE
                                                                  AS OF DECEMBER 31,
                                                        ---------------------------------------
                                                           2001           2000          1999
                                                        -----------    ----------    ----------
                                                                   ($ IN THOUSANDS)
Deferred fixed and immediate annuities
  Number of policies................................        176,857       161,087       169,854
  GAAP annuity reserves.............................    $ 6,909,793    $5,956,929    $5,951,002
Multi-choice annuities
  Number of policies................................         56,520         2,487            22
  GAAP annuity reserves.............................    $ 3,013,825    $  112,319    $    1,600
Equity-indexed annuities
  Number of policies................................         17,401        14,939         9,807
  GAAP annuity reserves.............................    $   736,146    $  680,669    $  436,262
Total fixed annuities
  Number of policies................................        250,778       178,513       179,683
  GAAP annuity reserves.............................    $10,659,764    $6,749,917    $6,388,864

     The acquisition of ILICO in 2001 increased the total number of annuity policies by 57,000 and GAAP annuity reserves by $2.9 billion.

DISTRIBUTION SYSTEMS

     We sell annuities in all 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are California, Florida, Iowa, Pennsylvania and Texas in 2001. These states account for approximately 40% of our statutory premiums.

     We direct our marketing efforts towards the asset accumulation, conservative savings and retirement markets. We market our annuity products on a national basis primarily through networks of independent agents. The independent agents are supervised by regional vice presidents and regional directors or IMOs. In addition, the Preferred Producer Agency and PPGA systems discussed previously are utilized to market certain annuity products.

     The regional vice presidents and regional directors are primarily responsible for recruiting agents and servicing those agents in an effort to promote our products. The regional vice presidents' and regional directors' marketing support activities include informational mailings, seminars and case consultations, all of which are designed to educate agents about annuities in general and our company in particular. Regional vice presidents and regional directors are paid a base salary plus incentive compensation based on the business produced by agents within their territory. There are currently three regional vice presidents and regional directors covering the southeastern, western, southwestern and midwestern regions of the United States.

     Our IMOs consist of approximately 57 contracted organizations and four wholly-owned organizations. The IMOs are responsible for recruiting, servicing and educating agents in an effort to promote our products. The IMOs receive an override commission based on the business produced by their agents. Our wholly-owned organizations accounted for approximately 25% of our annuity sales in 2001 and three contracted organizations accounted for approximately 29% of 2001 total annuity sales. No single agent accounted for more than 1% of total annuity sales in 2001. We do not have exclusive agency agreements with our agents and we believe most of these agents sell products similar to ours for other insurance companies.

     At December 31, 2001, we had approximately 33,000 independent agents licensed to sell our annuity products. We also maintain contact with approximately 67,000 agents that are not currently licensed, but have either sold our annuities in the past or have expressed an interest in doing so. These agents continue to receive periodic mailings related to interest rate and commission changes, and new product introductions, and are reappointed as required in order to represent us in selling our products. However, in order to save costs associated with reappointing agents, we do not automatically relicense an agent that has not written business for twelve months.

     We also sell annuities through a bank distribution system. The customers targeted and the products sold are similar to those sold by the independent agent networks. We have an 80% ownership interest in an independent marketing organization that is associated with over 900 community banks in the southeast region of the United States. Fixed annuity products are the primary product focus of this organization.

     Under the bank distribution system, we contract with banks and marketing organizations for the sale of annuities by agents who are employees of the banks. Commissions are paid to the banks. At December 31, 2001, we had approximately 91 banks and 9 marketing organizations under contract through which approximately 478 agents sell our products. We provide training and servicing support to the banks and marketing organizations.

AMERITAS JOINT VENTURE

     We participate in a joint venture, the Ameritas Joint Venture, with Ameritas Life Insurance Corp. (or Ameritas) through ALIC's 39% ownership interest in AMAL Corporation, a Nebraska corporation. AMAL Corporation's operations are conducted through Ameritas Variable Life Insurance Company, (or AVLIC), and Ameritas Investment Corp. (or AIC), a registered broker-dealer, its two wholly-owned subsidiaries, which have been in business since 1983. AVLIC is licensed to conduct business in 47 states and the District of Columbia. AIC is a registered broker-dealer which is licensed to conduct business in all states except New York. Our partner in the Ameritas Joint Venture, Ameritas, is a Nebraska mutual life insurance company which has been in existence for more than 100 years. Our and Ameritas' ownership percentages of the Ameritas Joint Venture may change if we or they contribute additional variable life or variable annuity business, production or other assets to the Ameritas Joint Venture. We and Ameritas are in discussions about contributing additional businesses to the joint venture and we currently expect Ameritas will contribute more business than we will. We anticipate the dilution to be less than 10%.

     Our investment in the Ameritas Joint Venture provides access to a line of existing variable life insurance and annuity products while providing a lower-cost entry into an established business, helping to eliminate significant start-up costs and allowing for immediate potential earnings.

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

     Under the current terms of the joint venture agreement, ALIC and Ameritas write their new single and flexible premium deferred fixed annuities and variable annuities and variable life insurance through the Ameritas Joint Venture. ALIC has retained the right to offer equity-indexed annuity products directly and to continue to issue replacement business to its fixed annuity customers in existence prior to the effective date of the joint venture agreement.

     The variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are distributed through our Preferred Producer general agency, PPGA and Bank distribution systems, as well as through the distribution systems of Ameritas and AVLIC.

     Under the current terms of the joint venture agreement, we purchased an additional 5% of AMAL Corporation on March 28, 2001 for $7.2 million as certain premium growth targets were met bringing our total ownership in AMAL Corporation to 39%. We have a remaining option to purchase an additional 5% to 10% of AMAL Corporation. ALIC and Ameritas Life Insurance Company each have guaranteed the policyholder obligations of AVLIC. The guarantee of each party is joint and several, and will remain in effect until certain conditions are met.

     As of December 31, 2001, AMAL Corporation had total consolidated assets of $2,414.3 million and total consolidated shareholder's equity of $112.4 million on a GAAP basis. AVLIC had $6,627.3 million of insurance in force and $60.5 million in surplus as of December 31, 2001, on a statutory basis.

COMPETITION

     We operate in a highly competitive industry. We compete with numerous life insurance companies and other entities including banks and other financial institutions, many of which have greater financial and other resources. We believe that the principal competitive factors in the sale of insurance products are product features, price, commission structure, perceived stability of the insurer, financial strength ratings, value-added service and name recognition. Many other companies are capable of competing for sales in our target markets (including companies that do not presently compete in such markets). Our ability to compete for sales is dependent upon our ability to address the competitive factors.

     In addition to competing for sales, we compete for qualified agents and brokers to distribute products. Strong competition exists among insurance companies for agents and brokers with demonstrated ability. We believe that the bases of competition for the services of such agents and brokers are commission structure, support services, prior relationships and the strength of an insurer's products. Although we believe that we have good relationships with our agents and brokers, our ability to compete will depend on our continued ability to attract and retain qualified persons.

RATINGS

     Ratings with respect to claims-paying ability and financial strength are an increasingly important factor in establishing the competitive position of insurance companies. The following are the ratings as of March 1, 2002 for our insurance subsidiaries:

COMPANY                        RATING SERVICE             RATING TYPE                 RATING
-------                        --------------             -----------                 ------
American....................  Standard & Poor's   insurer financial strength     A+ (strong)
American....................  A. M. Best          financial condition            A (excellent)
American....................  Moody's             insurance financial strength   A3 (good)
ALIC........................  Standard & Poor's   insurer financial strength     A+ (strong)
ALIC........................  A. M. Best          financial condition            A (excellent)
ALIC........................  Moody's             insurance financial strength   A3 (good)
Bankers Life................  Standard & Poor's   insurer financial strength     A+ (strong)
Bankers Life................  A. M. Best          financial condition            A (excellent)
Bankers Life................  Fitch               claims-paying                  AA- (very strong)
Delta.......................  Standard & Poor's   insurer financial strength     BBB+ (good)
Delta.......................  A. M. Best          financial condition            A (excellent)
Delta.......................  Moody's             insurance financial strength   A3 (good)
FBL.........................  Standard & Poor's   insurer financial strength     BBB+ (good)
FBL.........................  A. M. Best          financial condition            B+ (very good)
IL Annuity..................  Standard & Poor's   claims-paying                  A (strong)
IL Annuity..................  A. M. Best          financial condition            A (excellent)
IL Annuity..................  Fitch               claims-paying                  AA- (very strong)
ILICO.......................  Standard & Poor's   insurer financial strength     A+ (strong)
ILICO.......................  A. M. Best          financial condition            A (excellent)
ILICO.......................  Moody's             insurance financial strength   A3 (good)
ILICO.......................  Fitch               claims-paying                  AA- (very strong)

COMPANY                        RATING SERVICE             RATING TYPE                 RATING
-------                        --------------             -----------                 ------
WSLIC.......................  Standard & Poor's   insurer financial strength     A+ (strong)
WSLIC.......................  A. M. Best          financial condition            A (excellent)
WSLIC.......................  Fitch               claims-paying                  AA- (very strong)

INSURANCE UNDERWRITING

     We follow detailed, uniform underwriting practices and procedures in our insurance business which are designed to assess risks before issuing coverage to qualified applicants. We have professional underwriters who evaluate policy applications on the basis of information provided by applicants and others.

REINSURANCE

     In accordance with industry practices, we reinsure portions of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance arrangements. Such reinsurance arrangements are in accordance with standard reinsurance practices within the industry. We enter into these arrangements to assist in diversifying risks and to limit the maximum loss on risks that exceed policy retention limits. Indemnity reinsurance does not fully discharge our obligation to pay claims on business we reinsure. As the ceding company, we remain responsible for policy claims to the extent the reinsurer fails to pay such claims. We annually monitor the creditworthiness of our primary reinsurers, and have experienced no material reinsurance recoverability problems in recent years. Due to the ILICO acquisition, reinsurance receivables increased as shown on our balance sheet to $732.0 million at December 31, 2001 compared to $318.4 million at December 31, 2000.

     We reinsure mortality risk on individual life insurance policies. Our retention is between $100,000 and $1,000,000 on any single life depending on the type of policy reinsured. We also reinsure certain annuity business primarily on a modified coinsurance basis.

     At December 31, 2001, we ceded life insurance with a face amount of $49.5 billion with 36 unaffiliated reinsurers. The following is a summary of our principal life reinsurers as of December 31, 2001:

                                                                                      % OF TOTAL
                                                             FACE        A.M. BEST    FACE AMOUNT
REINSURER                                                AMOUNT CEDED     RATING       REINSURED
---------                                                ------------    ---------    -----------
                                                                      (IN BILLIONS)
RGA Reinsurance Company...............................      $19.7            A+           40%
Lincoln National Life Insurance Company...............        9.2            A+           19
Life Reassurance Corporation of America...............        3.4           A++            7
Swiss Re Life & Health America Inc. ..................        2.8           A++            6
Transamerica Occidental Life Insurance Company........        2.5            A+            5

     At December 31, 2001, we ceded fixed, equity-indexed and multi-choice annuities having reserves of $1.7 billion. The following is a summary of our principal annuity reinsurers as of December 31, 2001:

                                                                                        % OF TOTAL
                                                                           A.M. BEST    FACE AMOUNT
REINSURER                                                RESERVES CEDED     RATING       REINSURED
---------                                                --------------    ---------    -----------
                                                                       (IN BILLIONS)
Transamerica Occidental Life Insurance Company........        $1.2             A+           71%
RGA Reinsurance Company...............................         0.4             A+           24

EMPLOYEES

     As of December 31, 2001, we had 1,133 full-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our relations with our employees are satisfactory.

REGULATION

     We are subject to regulation by the states in which our insurance subsidiaries are domiciled and/or transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses, transacting business, regulating the payment of dividends to stockholders, establishing guaranty fund associations, licensing agents, approving policy forms, regulating sales practices, regulating premium rates for some lines of business, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus, and regulating the type and amount of investments permitted.

     Every state in which our insurance companies are licensed administers a guaranty fund, which provides for assessments of licensed insurers for the protection of policyowners of insolvent insurance companies. Assessments can be partially recovered through a reduction in future premium taxes in some states.

     Risk-based capital, or RBC, standards for life insurance companies were adopted by the National Association of Insurance Commissioners, known as the NAIC and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies' operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 2001, each of our life insurance companies' RBC levels were in excess of authorized control level RBC thresholds.

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

ITEM 2.  PROPERTIES

     The following table summarizes the properties we lease and own:

                                           SQUARE FEET OCCUPIED BY:
                                 --------------------------------------------
                                  LIFE     ANNUITY                LEASED TO        TOTAL
PROPERTY ADDRESS                 SEGMENT   SEGMENT   OTHER(1)   THIRD PARTIES   SQUARE FEET      USE OF OTHER SQUARE FEET
----------------                 -------   -------   --------   -------------   -----------   -------------------------------
Properties leased from
  unaffiliated parties:
  699 Walnut Street                  --        --     53,000       16,000          69,000     Executive offices and corporate
  Des Moines, Iowa                                                                            operations
  611 Fifth Avenue Des Moines,   62,000     2,000     56,000           --         120,000     Technology, corporate
  Iowa                                                                                        operations and cafeteria
                                                                                              facilities
  65 Froehlich Farms Boulevard   15,000     3,000      6,000           --          24,000     Technology and cafeteria
  Woodbury, New York                                                                          facilities
  Various                            --        --     49,000           --          49,000     Corporate operations and
                                                                                              records and supply storage
Properties owned:
  555 South Kansas Avenue            --    60,000         --       45,000         105,000
  Topeka, Kansas
  2960 North Meridian            117,000   27,000     46,000        8,000         198,000     Technology and cafeteria
  Indianapolis, Indiana                                                                       facilities

---------------

(1) Other includes shared services that are utilized by both the life and annuity segments.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in litigation and a party to regulatory proceedings arising in the ordinary course of our business, including class action lawsuits. At this time we do not believe that such litigation or proceedings will have a material adverse effect on our business or results of operations. In addition, we recently became aware of a dispute between the retrocessionaire and our reinsurer for a block of annuity business written by IL Annuity which we acquired as part of our acquisition of ILICO. We have been having discussions with that reinsurer and they have informed us of potential claims. Based on currently available information, we do not believe that any such claim, if made against us, will have a material adverse effect on our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     On September 20, 2000, AMHC, our predecessor company, converted from a mutual insurance holding company owned by the policyholders of ALIC (the AmerUs Members) to a stock company 100% owned by its stockholders (the Demutualization). In connection with the Demutualization, the AmerUs Members received cash and policy credits equal to approximately $340 million and 17,390,165 shares of our common stock. The Company stock issued to AmerUs Members, in exchange for their ownership interest, was exempt from registration under Section 3(a) (10) of the Securities Act of 1933. Reliance on the exemption was based on a Request For No Action Letter filed with the Securities and Exchange Commission (the Commission) on April 7, 2000 and the Commission's response received on May 23, 2000. In addition, we issued 12,614,579 shares of common stock in exchange for the shares of ALHI held by the public. Please refer to "Item 1. Business -- Reorganization" for a complete discussion.

     On May 18, 2001, ILIC converted from a mutual insurance company owned by its policyholders (ILIC Members) to a stock company indirectly wholly owned by AmerUs Group Co. (Sponsored Demutualization). In connection with the Sponsored Demutualization, we issued to the ILIC Members, in exchange for their ownership interest in ILIC, approximately 9 million shares of AmerUs Group Co.'s common stock and approximately $9 million of cash and policy credits. The per share price used to determine the amount of cash and policy credits distributed to ILIC Members was $35.63, which was the average closing price of the common stock for the 10 trading days beginning with the effective date of the Sponsored Demutualization, May 18, 2001. The common stock issued to the ILIC Members in exchange for their ownership interest in ILIC was exempt from registration under
Section 3(a)(10) of the Securities Act of 1933. Reliance on the exemption was based on a Request For No Action Letter filed with the Commission on January 29, 2001 and the Commission's response received on January 30, 2001.

     Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol "AMH." The following table sets forth, for the periods indicated, the high and low sales prices per share of AmerUs Group Co. common stock as quoted on the NYSE and the dividends per share declared during such quarter.

                                                                     AMERUS COMMON STOCK
                                                              ---------------------------------
                                                                HIGH        LOW       DIVIDENDS
                                                              --------    --------    ---------
2000
First Quarter*..............................................  $24.0000    $16.5625      $0.10
Second Quarter*.............................................  $22.4375    $18.0000      $0.00
Third Quarter...............................................  $26.2500    $21.4375      $0.00
Fourth Quarter..............................................  $32.3750    $24.4375      $0.40
2001
First Quarter...............................................  $32.0000    $27.0000      $0.00
Second Quarter..............................................  $36.5000    $28.5600      $0.00
Third Quarter...............................................  $35.2000    $30.9000      $0.00
Fourth Quarter..............................................  $36.4300    $30.2700      $0.40

---------------
* Information is that of ALHI, predecessor to AmerUs Group Co.

HOLDERS

     As of March 4, 2002, the number of holders of record of each class of common equity was as follows:

                                                              NUMBER OF
                                                               HOLDERS
                                                              ---------
Common stock................................................   164,085

DIVIDENDS

     We had declared and paid a quarterly dividend of $0.10 per share of common stock, from the second quarter of 1997 through the first quarter of 2000. Beginning in 2000, our Board of Directors approved moving from a quarterly dividend of $0.10 per share of common stock to an annual dividend of $0.40 per share of common stock beginning in 2000. The declaration and payment of dividends in the future is subject to the discretion of the Board of Directors and will be dependent upon the financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the life insurance subsidiaries and other factors deemed relevant by the Board of Directors.

     Under our bank credit facility, we are prohibited from paying dividends on common stock in excess of an amount equal to 3% of the consolidated net worth as of the last day of the preceding fiscal year.

     In connection with the 8.85% Capital Securities, Series A (the "Capital Securities"), issued in 1997 by AmerUs Capital I, a subsidiary trust, we have agreed not to declare or pay any dividends on the Company's capital stock (including the common stock) during any period for which we elect to extend interest payments on our junior subordinated debentures, except for stock dividends where the dividend stock is the same stock as that on which the dividend is being paid. Dividends on our capital stock cannot be paid until all accrued interest on the Capital Securities has been paid.

     On July 27, 2001, the forward common stock purchase contract component of the Company's adjustable conversion-rate equity security (ACES) units matured. Under the terms of the contract, ACES unit holders had an obligation to purchase Company common stock at a price of $31,5625 per share. In lieu of paying cash to satisfy their purchase obligation, the ACES unit holders could surrender the preferred security component of the ACES unit. Of the 4,080,500 ACES units outstanding, 4,075,625 were surrendered, and the remaining ACES unit holders submitted cash of approximately $0.1 million to purchase Company common stock. The number of shares of common stock to be issued by the Company was based upon the average price of the Company's common stock for the twenty consecutive trading days ending on July 26, 2001, compared to the stated ACES unit amount of $31.5625. As a result of this, the Company issued approximately 3.8 million shares of common stock and retired approximately $128 million of ACES debt. The remaining contracts are 6.86% quarterly income preferred securities (QUIPS) which mature July 27, 2003. Dividends on our capital stock cannot be paid until all accrued interest on the QUIPS have been paid.

     We also have warrants outstanding to purchase shares of common stock. The warrants are exercisable at $24.42 per share and expire in April 2002.

     On March 6, 2002, we issued $185 million of optionally convertible equity-linked accreting notes due in 2032. The notes will be convertible into shares of common stock if the sale price of the common stock exceeds specified levels and in certain other circumstances. The notes are senior subordinated debt, subordinated in right of payment to all existing and future senior debt and senior to all existing and future junior subordinated debt. The net proceeds of the offering will be used to repay approximately $120 million of existing debt under the Revolving Credit Agreement, repurchase approximately $59 million of common stock and other corporate purposes.

     As a holding company, our principal assets consist of all of the outstanding shares of the common stock of our life insurance subsidiaries. Our ongoing ability to pay dividends to shareholders and meet other obligations, including operating expenses and any debt service, primarily depends upon the receipt of sufficient funds from our life insurance subsidiaries in the form of dividends, interest payments or loans.

     Based on statutory insurance regulations and 2000 results, our insurance subsidiaries could have paid an estimated $102.9 million in dividends in 2001 without obtaining regulatory approval. Of this amount, our subsidiaries paid to us $59.4 million in dividends in 2001. Based on 2001 results, our subsidiaries can pay an estimated $80.5 million in dividends in 2002 without obtaining regulatory approval.

ITEM 6.  SELECTED FINANCIAL DATA

     Effective January 2, 2001, we adopted the Accounting Standards Executive Committee's Statement of Position 00-3 "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Holdings Companies and for Certain Long-Duration participating Contracts," or SOP 00-3. The provisions of SOP 00-3 resulted in a modification of the presentation of the closed blocks in our consolidated financial statements to no longer show the operations of the closed blocks and the assets and liabilities of the closed blocks as single line items. In addition, SOP 00-3 required the reporting of unrealized gains and losses on closed block investments as a component of the closed block policyholder dividend obligation rather than accumulated other comprehensive income in total stockholders' equity. As a result, unrealized gains (losses) amounting to $6.0 million at December 31, 2000, ($10.7 million) at December 31, 1999, $27.6 million at December 31, 1998 and $31.1 million at December 1997 were reclassified from accumulated other comprehensive income to dividends payable to policyowners.

     The following table sets forth certain financial and operating data of the Company.

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                        2001 (A)      2000        1999        1998      1997 (A)
                                        ---------   ---------   ---------   ---------   ---------
                                            (DOLLARS IN MILLIONS, EXCEPT FOR PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Revenues:
  Insurance premiums..................  $   313.6   $   274.2   $   279.0   $   279.4   $   254.3
  Product charges.....................      146.1        99.9        90.8        87.7        60.9
  Net investment income...............      873.2       699.5       665.4       629.9       342.5
  Realized/unrealized gains (losses)
     on investments...................      (90.6)      (29.0)       (1.4)       11.0        12.6
  Other income........................       45.2        34.6        20.3        15.5        18.3
                                        ---------   ---------   ---------   ---------   ---------
Total revenues........................    1,287.5     1,079.2     1,054.1     1,023.5       688.6
                                        ---------   ---------   ---------   ---------   ---------
Benefits and expenses:
  Policyowner benefits................      760.7       632.4       640.6       632.6       402.6
  Total insurance and other
     expenses.........................      283.1       227.5       216.0       193.6       132.5
  Dividends to policyowners...........       98.9        74.3        70.8        77.0        61.6
                                        ---------   ---------   ---------   ---------   ---------
Total benefits and expenses...........    1,142.7       934.2       927.4       903.2       596.7
                                        ---------   ---------   ---------   ---------   ---------
Income from continuing operations.....      144.8       145.0       126.7       120.3        91.9
Interest expense......................       26.0        29.7        29.0        27.9        16.9
                                        ---------   ---------   ---------   ---------   ---------
Income before tax expense and minority
  interest............................      118.8       115.3        97.7        92.4        75.0
Income tax expense....................       39.5        42.5        33.7        29.1        19.3
Minority interest.....................         --        21.7        28.1        26.9        16.2
                                        ---------   ---------   ---------   ---------   ---------
Net income from continuing
  operations..........................       79.3        51.1        35.9        36.4        39.5
Discontinued operations (net of tax):
  Income (loss) from discontinued
     operations.......................        1.8         0.7         2.5        (7.8)       14.9
  Gain on sale of discontinued
     operations.......................         --          --          --        74.9          --
                                        ---------   ---------   ---------   ---------   ---------
Net income before cumulative effect of
  change in accounting for
  derivatives.........................       81.1        51.8        38.4       103.5        54.4
Cumulative effect of change in
  accounting for derivatives, net of
  tax.................................       (8.2)         --          --          --          --
                                        ---------   ---------   ---------   ---------   ---------
Net income............................  $    72.9   $    51.8   $    38.4   $   103.5   $    54.4
                                        =========   =========   =========   =========   =========
Net income from continuing operations
  per share (B):
  Basic...............................  $    2.15   $    2.44   $    2.07   $    2.10   $    2.32
  Diluted.............................  $    2.12   $    2.43   $    2.06   $    2.07   $    2.32
Weighted average number of shares
  outstanding (in millions) (B):
  Basic...............................       36.9        20.9        17.4        17.4        17.0
  Diluted.............................       37.5        21.0        17.5        17.6        17.0
Dividends declared per common share
  (C).................................  $    0.40   $    0.40   $      --   $      --   $      --

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                        2001 (A)      2000        1999        1998      1997 (A)
                                        ---------   ---------   ---------   ---------   ---------
                                            (DOLLARS IN MILLIONS, EXCEPT FOR PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
  Total invested assets...............  $15,052.4   $ 9,606.8   $ 9,059.7   $ 9,166.0   $ 9,042.8
  Total assets........................  $18,299.2   $11,471.5   $11,091.9   $10,786.8   $12,007.2
  Total liabilities...................  $16,991.6   $10,445.8   $ 9,813.1   $ 9,433.4   $10,768.9
  Minority interest...................  $      --   $      --   $   309.1   $   364.3   $   460.5
  Company-obligated mandatorily
     redeemable preferred
     securities.......................  $    69.1   $   197.7   $   197.7   $   199.6   $    86.0
  Total stockholders' equity..........  $ 1,238.5   $   828.0   $   772.0   $   789.5   $   691.8
OTHER OPERATING DATA:
Adjusted net operating income (D).....  $   114.0   $    62.3   $    49.1   $    39.3   $    33.0
Adjusted net operating income per
  common share (E):
  Basic...............................  $    3.09   $    2.98   $    2.82   $    2.26   $    1.94
  Diluted.............................  $    3.05   $    2.96   $    2.81   $    2.23   $    1.94
Ratio of earnings to fixed charges
  (F).................................       5.04x       4.69x       4.28x       3.64x      4.40x

---------------

(A) Financial Data for 1997 includes the results for Delta, subsequent to the acquisition date of October 23, 1997 and the results for AAG, subsequent to the acquisition date of December 19, 1997. Financial data for 2001 includes the results for ILICO, subsequent to the acquisition date of May 18, 2001.

(B) Our predecessor, AMHC, was originally formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. On September 20, 2000, we distributed 17.4 million shares of common stock to our former members and exchanged our common stock for the 12.9 million shares of common stock held by the public in ALHI, our former subsidiary and another of our predecessor entities, on a one-for-one basis. Our operating income for the full fiscal years presented above primarily reflects the operating income of ALHI. Therefore, adjusted net operating income and net income from continuing operations per share was calculated based on the number of shares of stock we owned of ALHI from January 1, 1996 through September 20, 2000. Since then, adjusted net operating income and net income from continuing operations per share has been calculated based on the shares of our common stock actually outstanding.

(C) We did not have common stock until our demutualization on September 20, 2000, therefore, there were no dividends to declare on common stock for the years 1997 through 1999. ALHI, our predecessor to our company did declare dividends on its common stock of $0.40 per share, $0.40 per share, and $0.30 per share for the years ended December 31, 1999, 1998 and 1997, respectively.

(D) Adjusted net operating income reflects net income adjusted to eliminate certain items (net of applicable income taxes and minority interest) which our management believes are not indicative of overall operating trends, including net realized gains or losses on investments. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. The adjusted net operating income shown does not constitute net income computed in accordance with accounting principles generally accepted in the United States (or GAAP). See additional description of Adjusted Net Operating Income included in Item 7.

(E) Basic and diluted adjusted net operating income per common share is calculated using the weighted average number of shares as shown in the table above.

(F) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of income from operations before income taxes, fixed charges and pre-tax earnings required to cover preferred stock dividend requirements. "Fixed charges" consist of interest expense on debt, amortization of debt expense and preferred stock dividend requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following analysis of the consolidated results of operations and financial condition should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes.

OVERVIEW

     We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in all 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: life insurance and annuities. The life insurance segment's primary product offerings consist of whole life, interest-sensitive whole life, equity-indexed life, universal life and term life insurance policies. The primary product offerings of the annuity segment are individual fixed annuities.

     In accordance with accounting principles generally accepted in the United States, or GAAP, universal life insurance premiums and annuity deposits that we receive are reflected as increases in liabilities for policyowner account balances and not as revenues. Surrender benefits paid relating to universal life insurance policies and annuity products are reflected as decreases in liabilities for policyowner account balances and not as expenses. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges and surrender charges assessed against policyowner account balances. Amounts for interest credited to universal life and annuity policyowner account balances and benefit claims in excess of policyowner account balances are reported as expenses in our financial statements. We receive investment income earned from the funds deposited into account balances by universal life and annuity policyowners, the majority of which is passed through to such policyowners in the form of interest credited.

     Premium revenues reported for our traditional life insurance products are recognized as revenues when due. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of a provision for future policy benefits and amortization of deferred policy acquisition costs.

     Policy acquisition costs consist of the costs related to acquiring new life insurance and annuity business, including costs of issuing policies and other variable selling expenses (principally commissions). The method of amortizing deferred policy acquisition costs for life insurance products varies depending upon whether the contract is participating or non-participating. Participating life insurance contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to our statutory surplus. Deferred policy acquisition costs for participating policies are amortized as an expense primarily in proportion to expected profits or margins from such policies. The amortization period and amount are adjusted when current or estimated future gross profits or margins on the underlying policies vary from previous estimates. For example, the amortization of deferred policy acquisition costs is accelerated when policy terminations are higher than originally estimated or when investments supporting the policies are sold at a gain prior to their anticipated maturity. Non-participating life insurance deferred policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance and annuity products, deferred policy acquisition costs are generally amortized in proportion to the present value of estimated gross margins from surrender charges and investment, mortality and expense margins.

     Policyowner benefits including death benefits, represent our exposure to mortality risk and fluctuate from period to period based on the level of claims made by policyowners within our insurance retention limits. Our profitability is primarily affected by expense levels, interest spread results (the excess of investment earnings over interest credited to policyowners) during any measurement period, and fluctuations in mortality, persistency and other policyowner benefits. We have the ability to mitigate adverse experience through adjustments to credited interest rates, policyowner dividends or cost of insurance charges.

ADJUSTED NET OPERATING INCOME

     The following table reflects net income adjusted to eliminate certain items (net of applicable income taxes and minority interest) which our management believes do not necessarily indicate overall operating trends. For example, net realized capital gains or losses on investments, excluding our gains or losses on convertible preferred stock and bonds which we consider to be core earnings, are eliminated. Net realized capital gains or losses on investments may be realized at the sole discretion of management and are often realized in accordance with tax planning strategies. Therefore, our management believes that our net realized capital gains or losses or investments do not properly reflect earnings capacity for the periods presented below. Different items of adjustment are likely to occur in different periods presented and others may have different opinions as to which items may warrant adjustment. Adjusted net operating income is the basis we use to assess our overall performance. Adjusted net operating income as described by us may not be comparable to similarly titled measures reported by other companies, including insurance companies. The adjusted net operating income shown below does not constitute our net income computed in accordance with GAAP.

     Our adjusted net operating income is not comparable to the adjusted net operating income of ALHI, our predecessor prior to our demutualization in 2000, which was the reporting entity in prior Securities and Exchange Commission filings. The principal difference is the reduction of our adjusted net operating income due to the minority interests' equity in earnings through September 20, 2000, when ALHI was reorganized to form our company. The minority interests' equity in earnings was $21.7 million, $28.1 million, $26.9 million and $16.2 million for the years ended December 31, 2000 through December 31, 1997, respectively.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2001         2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
                                                  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income...........................     $72,907      $51,840      $38,436     $103,499      $54,434
Net non-core realized (gains) losses
  (A)................................      25,475        5,153        6,030        2,946       (6,791)
Net amortization of deferred policy
  acquisition costs due to non-core
  realized gains or losses (B).......      (3,613)      (4,028)         805          (74)         305
Net effect of accounting differences
  from the adoption of SFAS 133
  (C)................................       6,417           --           --           --           --
Demutualization costs (D)............         969       10,063        6,322           --           --
Restructuring costs (E)..............       5,476           --           --           --           --
Discontinued operations (F)..........      (1,820)        (717)      (2,504)     (67,053)     (14,923)
Cumulative effect of change in
  accounting for derivatives (G).....       8,236           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Adjusted Net Operating Income........    $114,047      $62,311      $49,089      $39,318      $33,025
                                       ==========   ==========   ==========   ==========   ==========
Adjusted Net Operating Income per
  common share (H):
  Basic..............................     $  3.09      $  2.98      $  2.82      $  2.26      $  1.94
                                       ==========   ==========   ==========   ==========   ==========
  Diluted............................     $  3.05      $  2.96      $  2.81      $  2.23      $  1.94
                                       ==========   ==========   ==========   ==========   ==========
Weighted average common shares
  outstanding (H):
  Basic..............................  36,949,198   20,922,371   17,390,165   17,372,136   16,983,071
                                       ==========   ==========   ==========   ==========   ==========
  Diluted............................  37,453,428   21,035,518   17,467,132   17,609,748   17,018,664
                                       ==========   ==========   ==========   ==========   ==========

---------------

(A) Represents total realized gains or losses on investments less core realized gains or losses (defined as gains or losses from the closed block and gains or losses on the convertible preferred stock and bond portfolio) adjusted for income taxes and minority interest on such amounts. Non-core realized gains or losses may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents amortization of deferred policy acquisition costs on the non-core realized gains or losses that are included in our product margins, adjusted for income taxes and minority interest on such amounts.

(C)  Represents the net effect of Statement of Financial Accounting Standard
     (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," related accounting entries, adjusted for income taxes. The accounting entries consist of market value adjustments on trading securities, derivatives, certain annuity contracts, and the associated change in amortization of deferred acquisition costs resulting from such adjustments.

(D) For 2001 represents costs directly related to ILIC's demutualization. For 2000 and 1999 represents costs directly related to our demutualization and merger with ALHI, adjusted for minority interest on such amounts. The costs consist primarily of legal, actuarial and consulting expenses.

(E) Represents costs of restructuring our life insurance and annuity operations to eliminate duplicative functions, adjusted for income taxes. The costs consist primarily of severance and termination benefits.

(F)  Represents the net income (loss) from our discontinued operations.

(G) Represents the cumulative effect of change in accounting for derivatives, net of income taxes, as of January 1, 2001, resulting from our adoption of SFAS 133. This statement is effective for fiscal years beginning after June 15, 2000.

(H) Our predecessor, AMHC, was originally formed in 1996 as a mutual holding company and, therefore, had no shares of common stock outstanding until the demutualization of our group on September 20, 2000. On September 20, 2000, we distributed 17.4 million shares of our common stock to our former members and exchanged our common stock for the 12.9 million shares of common stock held by the public in ALHI, our former subsidiary and another of our predecessor entities, on a one-for-one basis. Our operating income primarily reflects the operating income of ALHI. Therefore, adjusted net operating income per share was calculated based on the number of shares of stock we owned of ALHI from January 1, 1996 through September 20, 2000. Since then, adjusted net operating income per share has been calculated based on the shares of our common shares actually outstanding.

     Adjusted net operating income was $114.0 million, or $3.05 per diluted share, for 2001 compared to $62.3 million, or $2.96 per diluted share, for 2000 and $49.1 million, or $2.81 per diluted share, for 1999. The increase in adjusted net operating income in 2001 compared to 2000 was primarily attributable to the acquisition of ILICO and the reduction in income applicable to the minority interests. In addition, adjusted net operating income in 2000 was impacted by some non-recurring items as explained in the following paragraph. The increase in adjusted net operating income in 2000 compared to 1999 was primarily attributable to the reduction in income applicable to the minority interest and the growth in invested assets. Adjusted net operating income is analyzed further in the operating segment discussion.

     Our adjusted net operating income for 2000 included the following items:
$7.3 million of after-tax earnings on the cash balances which were distributed to our former members in connection with our demutualization in September 2000, non-recurring costs of $1.5 million, after-tax, related to AMHC, our predecessor, and a $1.6 million reduction due to our equity investment in IL Group. The loss on this equity investment in IL Group occurred in the third quarter of 2000. Adjusting for these factors would have reduced our 2000 adjusted net operating income to $58.1 million, or $2.76 per diluted share, as shown in the following table:

                                                                  FOR THE YEAR ENDED
                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                                DOLLAR        PER SHARE
                                                               AMOUNTS         AMOUNTS
                                                              ----------    -------------
                                                              ($ IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Adjusted Net Operating Income...............................   $62,311           $ 2.96
After-tax earnings on cash balances distributed in
  connection with the demutualization of the Company........    (7,338)           (0.35)
After-tax non-recurring mutual holding company costs........     1,515             0.07
Reduction due to equity investment in IL Group not
  performing at the Company's investment expectations, net
  of minority interest and taxes............................     1,635             0.08
                                                               -------       ----------
                                                               $58,123           $ 2.76
                                                               =======       ==========
Weighted average number of diluted shares outstanding.......                 21,035,518

THE CLOSED BLOCK

     We have established two closed blocks of policies: (a) the first on June 30, 1996 in connection with the reorganization of our subsidiary, ALIC, to a stock company, and (b) the second on March 31, 2001 in connection with the reorganization of ILIC to a stock company. Each closed block consists of insurance policies issued by ALIC or ILIC which had a dividend scale in effect as of the establishment dates of the closed block. The closed blocks were designed to provide reasonable assurance to the owners of these insurance policies that, after the reorganization of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to each reorganization, if the experience underlying such scales and credits continues.

     Effective January 1, 2001, we adopted the Accounting Standards Executive Committee's Statement of Position 00-3 "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Holding Companies and for Certain Long-Duration Participating Contracts," (or SOP 00-3) The provisions of SOP 00-3 resulted in a modification of the presentation of the closed block in our consolidated financial statements to no longer show the operations of the closed block and the assets and liabilities of the closed block as single line items. In addition, SOP 00-3 required the reporting of unrealized gains and losses on closed block investments as a component of the closed block policyholder dividend obligation rather than accumulated other comprehensive income in total stockholders' equity. As a result, unrealized gains (losses) amounting to $6.0 million at December 31, 2000 and ($10.7) million at December 31, 1999 were reclassified from accumulated other comprehensive income to dividends payable to policyowners. There was no net income effect of adopting SOP 00-3.

OPERATING SEGMENTS

     We have two reportable operating segments: life insurance and annuities. Products generally distinguish a segment. We use the same accounting policies and procedures to measure operating segment income as we use to measure our consolidated income from operations other than the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are explained further under "Adjusted Net Operating Income." Revenues, benefits and expenses are primarily attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated according to the asset portfolios to which they relate. Investment realized gains and losses from the closed block and from convertible preferred stocks and bonds are considered core realized gains and losses. All other gains and losses are considered non-core. Other revenues and expenses which are deemed not to be associated with any specific reportable segment are grouped together in the all other operations category. These items primarily consist of holding company revenues and expenses and the operations of our real estate management subsidiary. We assess the performance of our operating segments before interest expense, income taxes and minority interest. Income from operations and operating segment information do not include discontinued operations which are comprised of the former banking, residential real estate brokerage, residential land development and mortgage banking businesses.

RESULTS OF OPERATIONS

     A summary of our life segment operations follows:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Revenues:
  Insurance premiums......................................   $300,690    $252,157    $253,707
  Universal life product charges..........................    110,403      65,126      62,962
  Net investment income...................................    283,330     212,100     202,517
  Core realized gains (losses) on investments.............      8,720        (695)       (380)
                                                             --------    --------    --------
  Total revenues..........................................    703,143     528,688     518,806
                                                             --------    --------    --------
Benefits and expenses:
  Policyowner benefits:
     Traditional:
       Death benefits.....................................     22,080      47,953      44,470
       Change in liability for future policy benefits and
          other policy benefits...........................    245,263     185,433     185,797
     Universal:
       Death benefits in excess of cash value.............     39,589      25,816      26,116
       Interest credited on policyowner account
          balances........................................     63,287      47,158      43,804
       Other..............................................     13,940       1,817       1,107
                                                             --------    --------    --------
       Total policyowner benefits.........................    384,159     308,177     301,294
Underwriting, acquisition and other expenses..............     69,035      51,532      57,784
Amortization of deferred policy acquisition costs and
  value of business acquired (VOBA), net of non-core
  adjustment of $2,697, $483 and $282 for the years ended
  December 31, 2001, 2000 and 1999, respectively..........     56,996      35,570      37,605
Dividends to policyowners.................................     98,945      74,338      70,777
                                                             --------    --------    --------
  Total benefits and expenses.............................    609,135     469,617     467,460
                                                             --------    --------    --------
Adjusted pre-tax operating income -- Life Insurance
  segment.................................................   $ 94,008    $ 59,071    $ 51,346
                                                             ========    ========    ========

     Traditional life insurance premiums were $300.7 million in 2001 compared to $252.2 million in 2000 and $253.7 million in 1999. The acquisition of ILICO added traditional life insurance premiums of $96.7 million in 2001. Excluding these ILICO premiums, traditional life insurance premiums declined in 2001 and 2000 primarily as a result of the new reinsurance agreements entered into in 2000 which increased ceded premium for 2001 approximately $50.7 million compared to 2000. Approximately $11.1 million of additional premiums were ceded to reinsurers in 2000 compared to 1999. In addition, premiums decreased in both years due to the shift in sales focus from traditional life products to universal life products previously discussed. Partially offsetting the decline in first year premium and the increase in ceded premium was increased renewal premium. Open block renewal premium increased approximately $12.5 million in 2001 and $19.4 million in 2000 primarily due to the maturing of this block, while closed block renewal premium declined approximately $4.1 million in 2001 and $4.0 million in 2000 due to an increase in lapses. Total life insurance lapse rates, exclusive of ILICO, were 7.3% for 2001, 6.4% for 2000 and 7.3% for 1999. This increase in lapses followed the completion of our demutualization. The total life insurance lapse rate including ILICO was 7.7% for 2001.

     Universal life product charges were $110.4 million in 2001 compared to $65.1 million in 2000 and $63.0 million in 1999. Approximately $42.8 million of the universal life product charges for 2001 were attributable to the acquisition of ILICO. The increases for 2001, excluding ILICO, and 2000 primarily reflect the increased sales of universal life products and increased cost of insurance charges corresponding with the normal aging and growth of the block of business.

     Net investment income was $283.3 million in 2001 compared to $212.1 million in 2000 and $202.5 million in 1999. Approximately $71.0 million of net investment income for 2001 was attributable to the acquisition of ILICO. Excluding ILICO, net investment income increased $0.2 million primarily due to higher average invested assets (excluding market value adjustments) offset by lower effective yields as compared to the respective prior year. Average invested assets (excluding market value adjustments), exclusive of the ILICO acquisition increased approximately $94.7 million in 2001 compared to 2000 and $116.5 million in 2000 compared to 1999. The increases were primarily due to the growth of our life insurance business.

     The effective yield on the investment portfolio was 7.32% in 2001 compared to 7.94% in 2000 and 7.90% in 1999. Excluding ILICO, 2001 yields decreased to 7.64%. The decrease in yields in 2001, exclusive of ILICO, primarily resulted from the lower interest rate market. The increase in 2000 yields primarily related to the purchase accounting market value adjustments made to our assets in connection with our reorganization, in the third quarter of 2000.

     Core realized gains and losses on investments were a net gain of $8.7 million in 2001 compared to a net loss of $0.7 million in 2000 and a net loss of $0.4 million in 1999. Realized gains and losses from ILICO totaled a net gain of $5.4 million in 2001. These realized gains and losses are part of the closed block operation and are therefore included in the life segment operating income. The level of realized gains and losses will fluctuate from year to year depending on the prevailing interest rate and economic environment and the timing of our sales of investments.

     Total policyowner benefits were $384.2 million in 2001 compared to $308.2 million in 2000 and $301.3 million in 1999. The acquisition of ILICO in 2001 increased life insurance benefits $127.4 million in 2001. Excluding the impact of the ILICO acquisition, total policyowner benefits decreased $51.4 million in 2001 as compared to 2000 and increased $6.9 million in 2000 compared to 1999. The 2001 decrease in traditional life insurance benefits, exclusive of the impact of ILICO, was primarily due to the new reinsurance agreements entered into in 2000 and favorable mortality of the closed block both of which resulted in decreased death benefits and change in liability for future policy benefits. In addition, traditional life insurance benefits decreased due to increased reinsurance recovery benefits of the closed block of $43.2 million in 2001 related to the new reinsurance agreements entered into in 2000. The 2000 increase in traditional life insurance benefits was due to higher death benefits and reserves related to increased persistency as policyholders held their policies awaiting our demutualization distribution. Universal life benefits, excluding ILICO, decreased approximately $1.8 million in 2001 compared to 2000 and $3.8 million in 2000 compared to 1999 due to favorable mortality on closed block policies partially offset by increased interest credited related to more policies in-force as sales have increased. The weighted average crediting rate on universal life policyowner account balances was 5.63% for 2001 (5.64% excluding ILICO) compared to 5.62% for 2000 and 5.67% for 1999. We estimated life insurance benefits from the terrorist attacks in the United States on September 11, 2001 to be approximately $1.2 million.

     Underwriting, acquisition and other expenses were $69.0 million in 2001 compared to $51.5 million in 2000 and $57.8 million in 1999. The acquisition of ILICO in the second quarter of 2001 increased expenses approximately $19.5 million in 2001. Excluding the impact of the ILICO acquisition, underwriting, acquisition and other expenses decreased $2.0 million in 2001 as compared to 2000 and $6.3 million in 2000 as compared to 1999. The 2001 decrease in expenses, exclusive of the impact of ILICO, was primarily due to increased reinsurance commission and expense allowances in 2001 which were partially offset by general compensation increases, depreciation on the new life insurance administrative system and distribution system enhancements. Expenses declined in 2000 as compared to 1999. This was primarily due to the increased technology costs incurred in 1999 related to the Year 2000 Compliance Project and the enhancement of distribution systems.

     The amortization of deferred policy acquisition costs and value of business acquired amounted to $57.0 million in 2001 compared to $35.6 million in 2000 and $37.6 million in 1999. Amortization of deferred policy acquisition costs and value of business acquired (VOBA), exclusive of ILICO, increased $9.7 million in 2001 as compared to 2000 and decreased $2.0 million in 2000 as compared to 1999. Deferred policy acquisition costs and VOBA are generally amortized in proportion to gross margins. The 2001 increase was primarily due to increased amortization associated with higher policy lapses which reduces future margins to amortize such costs resulting in more current year expense. The 2000 decrease was primarily due to reduced amortization consistent with the projected reduction in the gross margins of the closed block as the life insurance in force declines which was partially offset by increased amortization in the open block for higher margins experienced in 2000.

     Dividends to policyowners were $98.9 million in 2001 compared to $74.3 million in 2000 and $70.8 million in 1999. Dividends to policyowners, exclusive of ILICO, decreased $0.2 million in 2001 compared to 2000 and increased $3.6 million in 2000 compared to 1999. The increased levels in 2001 and 2000 as compared to 1999 were primarily due to the maturing of the closed block.

     Adjusted pre-tax operating income from our life insurance operations was $94.0 million in 2001 compared to $59.1 million in 2000 and $51.3 million in 1999. The acquisition of ILICO contributed $32.6 million of adjusted pre-tax operating income to our life insurance segment in 2001. Exclusive of the impact of the ILICO acquisition, our life insurance operating income increased $2.3 million in 2001 compared to 2000 and increased $7.8 million in 2000 compared to 1999. Gross margins in our life insurance segment remained level in 2001 with the fluctuations in insurance expenses primarily impacting the overall results. The increase in 2000 was primarily due to increased investment income combined with decreased technology expenses, favorable mortality costs and a favorable impact of approximately $1.2 million from the market value adjustment in the third quarter of 2000.

     A summary of our annuity segment operations follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
                                                                      ($ IN THOUSANDS)
Revenues:
  Immediate annuity and supplementary contract premiums.....  $12,828     $21,820     $25,122
  Annuity product charges...................................   35,652      34,814      27,835
  Net investment income.....................................  577,913     468,404     443,359
  Core realized gains (losses) on investments...............       --     (16,597)     11,239
  Other income:
     Income from IMOs.......................................   27,724      18,982       4,735
     Other..................................................    8,474       2,805       1,569
                                                              -------     -------     -------
       Total revenues.......................................  662,591     530,228     513,859
                                                              -------     -------     -------
Benefits and expenses:
  Policyowner benefits:
     Interest credited on policyowner account balances......  329,376     263,017     282,136
     Other annuity benefits.................................   97,501      60,543      56,920
                                                              -------     -------     -------
       Total policyowner benefits...........................  426,877     323,560     339,056
  Underwriting, acquisition and other expenses:
     Expenses from IMOs.....................................   19,510      16,211       4,680
     Other..................................................   41,401      36,343      32,524
  Amortization of deferred policy acquisition costs and
     value of business acquired (VOBA), net of non-core
     adjustment of ($5,685), ($9,205) and $1,852 for the
     years ended December 31, 2001, 2000 and 1999,
     respectively...........................................   78,891      65,902      48,378
                                                              -------     -------     -------
     Total benefits and expenses............................  566,679     442,016     424,638
                                                              -------     -------     -------
Adjusted pre-tax operating income -- Annuities segment......  $95,912     $88,212     $89,221
                                                              =======     =======     =======

     Immediate annuity and supplementary contract premiums were $12.8 million in 2001, including $0.5 million for ILICO, compared to $21.8 million in 2000 and $25.1 million in 1999. A decrease in immediate annuity premiums was anticipated as a result of pricing adjustments made on these products.

     Annuity product charges were $35.7 million in 2001 compared to $34.8 million in 2000 and $27.8 million in 1999. Annuity product charges from the acquisition of ILICO totaled $9.1 million for 2001. Excluding these ILICO amounts, annuity product charges declined $8.2 million in 2001 as compared to 2000 and increased $7.0 million in 2000 as compared to 1999. The decrease in product charges in 2001, exclusive of ILICO, was primarily due to decreased surrenders of annuity policies with surrender charges. Surrenders totaled approximately $884.7 million for 2001 compared to $1,258.6 million for 2000 and $1,014.0 million for 1999. The increase in product charges in 2000 was primarily due to increased surrender and expense charges resulting from the larger annuity block of business in force and increased surrender charges associated with an increase in withdrawals. Annuity withdrawal rates, exclusive of ILICO, averaged 10.7% in 2001 compared to 16.7% in 2000 and 14.7% for 1999. Excluding internal replacements, withdrawal rates decreased 4.8% to 9.2% for 2001 compared to 14.0% for 2000 and 13.4% for 1999. Annuity withdrawal rates, including ILICO from the acquisition date forward, averaged 12.5% for 2001. Surrenders at ILICO from the acquisition date through December 31, 2001 were approximately $337.9 million.

     Net investment income was $577.9 million for 2001 compared to $468.4 million for 2000 and $443.4 million for 1999. Approximately $64.0 million of net investment income for 2001 was attributable to the acquisition of ILICO. Excluding ILICO, net investment increased primarily due to higher average invested assets (excluding market value adjustments) and higher effective yields as compared to the respective prior year. Average invested assets (excluding market value adjustments) increased to approximately $468.0 million in 2001 compared to 2000 and $278.9 million in 2000 compared to 1999. The increase was primarily due to the growth of our annuity business.

     The effective yield on the investment portfolio was 6.38% in 2001 compared to 6.85% in 2000 and 6.65% in 1999. Excluding ILICO, 2001 yields increased to 7.01%. The increase in yields, exclusive of ILICO, primarily resulted from the market value adjustments we made to our assets in connection with our reorganization in the third quarter of 2000. The overall yield is lower including ILICO primarily due to the higher percentage of convertible securities ILICO carries in its investment portfolio. The convertible securities are associated with ILICO's total return strategy fixed annuity products. The effective yield on the deferred fixed annuity portfolio was 7.07% in 2001 compared to 6.98% in 2000 and 6.68% in 1999. The deferred fixed annuity portfolio yield was also positively impacted by the market value adjustments made in the third quarter of 2000.

     There were no core realized gains and losses on investments in 2001 compared to a net loss of $16.6 million in 2000 and a net gain of $11.2 million in 1999. The convertible preferred stocks and bonds were moved to trading securities in 2001. Core realized gains and losses in 2000 and 1999 were primarily related to sales of convertible preferred stocks and bonds. Prior to 2001, the level of realized gains and losses fluctuated from period to period depending on the prevailing interest rate and economic environment and the timing of our sales of investments.

     Other income primarily consists of third party annuity commissions received by wholly-owned IMOs and Corporate Owned Life Insurance (or COLI) income. Other income was $36.2 million for 2001 compared to $21.8 million for 2000 and $6.3 million for 1999. The increase in other income was due to increased revenue of independent marketing organizations purchased in the first quarter of 2001 and second quarter of 2000 and income on COLI investments made in the second quarter of 2001 of $50 million and fourth quarter of 2000 of $100 million. COLI is classified as an other asset so the income from this asset appears in other income instead of net investment income.

     Annuity benefits were $426.9 million in 2001 compared to $323.6 million in 2000 and $339.1 million in 1999. Approximately $61.1 of the increase in annuity benefits in 2001 was due to the acquisition of ILICO in the second quarter of 2001. Annuity benefits increased approximately $42.2 million in 2001, exclusive of the impact of the ILICO acquisition, and decreased $15.5 million in 2000. Excluding ILICO, interest credited to deferred annuity account balances increased $45.5 million in 2001 compared to 2000 and decreased

$19.1 million in 2000 compared to 1999. In 2001, average deferred fixed annuity account balances, excluding ILICO, increased approximately $304.4 million and the weighted average crediting rate on deferred fixed annuity account balances increased 12 basis points to 5.07%. The 2001 increase in crediting rates reflects the change in product mix and the increase in the investment yields of the deferred fixed annuity portfolio. Overall, spreads on deferred fixed annuities, excluding ILICO, were reduced 1 basis point to 202 basis points in 2001 as compared 2000. In 2000 as compared to 1999, average deferred fixed annuity account balances decreased approximately $15.0 million and the weighted average crediting rate on deferred fixed annuity account balances remained constant at 4.95%. The 2000 decrease in crediting rates reflects the decrease in the investment yields of the deferred fixed annuity portfolio. Overall, spreads on deferred fixed annuities widened 30 basis points to 203 basis points in 2000 as compared 1999. Including ILICO deferred fixed annuity products, the weighted average crediting rate increased to 5.07% and spreads were 200 basis points. Other annuity benefits declined approximately $3.2 million, exclusive of ILICO, in 2001 which corresponds with the decline in immediate annuity and supplementary contract premiums and increased $3.6 million in 2000 due the issuance of two insurance contracts to two commercial paper conduits in mid-1999, one of which was terminated in the fourth quarter of 1999. ILICO added approximately $40.2 million to the 2001 other annuity benefits due to payments made under modified coinsurance agreements.

     Underwriting, acquisition and other expenses were $60.9 million in 2001 compared to $52.6 million in 2000 and $37.2 million in 1999. Approximately $3.3 million of such expenses was due to the ILICO acquisition. Excluding these ILICO expenses, underwriting, acquisition and insurance expenses increased approximately $5.1 million in 2001 compared to 2000 and increased $15.4 million in 2000 compared to 1999. The increase between the reporting years primarily reflects increased employee and agent costs and expenses related to the new independent marketing organizations acquired in January 2001 and April 2000. These increases are partially offset by a reduction in expenses from the consolidation of annuity operations in Topeka. The increase in expenses due to the new independent marketing organizations was offset by the increase in other income from the independent marketing organizations previously discussed.

     Amortization of deferred policy acquisition costs and value of business acquired amounted to $78.9 million in 2001 compared to $65.9 million in 2000 and $48.4 million in 1999. Exclusive of the impact of ILICO, amortization of deferred policy acquisition costs and VOBA increased $11.0 million in 2001 as compared to 2000 and increased $17.5 million in 2000 as compared to 1999. The increase in amortization was partially attributable to the general growth in the deferred policy acquisition cost asset associated with the continued growth in annuity sales. In addition, VOBA amortization was higher in 2001 and 2000 due to the additional VOBA established in connection with our market value adjustment in the third quarter of 2000.

     Adjusted pre-tax operating income from our annuity operations was $95.9 million in 2001 compared to $88.2 million in 2000 and $89.2 million in 1999. The acquisition of ILICO contributed $7.2 million in 2001. Excluding this contribution from ILICO, our annuity operating income increased $0.5 million in 2001 compared to 2000 and decreased $1.0 million in 2000 compared to 1999. The slight increase in 2001 was primarily due to increased net independent marketing organizations' operating income offset by increased employee and agent costs.

     A summary of our other operations follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
                                                                      ($ IN THOUSANDS)
Revenues:
  Insurance premiums........................................  $   132     $   230     $   136
  Net investment income.....................................   11,931      19,021      19,521
  Other income..............................................    9,006      12,788      13,987
                                                              -------     -------     -------
     Total revenues.........................................   21,069      32,039      33,644
                                                              -------     -------     -------
Benefits and expenses:
  Other policyowner benefits................................    2,459         676         291
  Underwriting, acquisition and other expenses..............   10,525      19,381      25,787
                                                              -------     -------     -------
     Total benefits and expenses............................   12,984      20,057      26,078
                                                              -------     -------     -------
Adjusted pre-tax operating income -- Other operations.......  $ 8,085     $11,982     $ 7,566
                                                              =======     =======     =======

     Adjusted pre-tax operating income from our other operations was $8.1 million in 2001 compared to $12.0 million in 2000 and $7.6 million in 1999. Other operations primarily consist of holding company revenues and expenses and operations of our real estate management subsidiary. Revenues declined in 2001 as compared to prior years primarily from the reduction in holding company cash equivalents of approximately $340 million. The cash equivalents were generated primarily from the sale of our discontinued operations in mid-1998 and were carried as invested assets until October 2000, when we distributed the funds to our former members in connection with our demutualization. Additionally, revenues declined in 2001 from the reduction of properties under management. Accordingly, the expenses associated with these properties declined in 2001 as well. We began decreasing our properties under management in 1999 as this business was not a part of our core strategy of life insurance and annuity operations.

     A summary of our adjusted pre-tax operating income by segment and the remaining line items of our consolidated statements of income follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
                                                                      ($ IN THOUSANDS)
Adjusted pre-tax operating income:
  Life Insurance............................................  $94,008     $59,071     $51,346
  Annuities.................................................   95,912      88,212      89,221
  Other operations..........................................    8,085      11,982       7,566
                                                              -------     -------     -------
     Total adjusted pre-tax operating income................  198,005     159,265     148,133
Non-operating increases (decreases) to income:
  Non-core realized/unrealized gains (losses) on
     investments............................................  (99,349)    (11,683)    (12,261)
  Fair value change in option value of equity-indexed
     annuity products and market value adjustments on total
     return strategy annuities..............................   52,747          --          --
  Amortization of DAC & VOBA due to non-core realized gains
     or losses..............................................    2,988       8,722      (2,134)
  Demutualization costs.....................................     (969)    (11,265)     (7,062)
  Restructuring costs.......................................   (8,566)         --          --
                                                              -------     -------     -------
     Income from continuing operations......................  144,856     145,039     126,676
Interest expense............................................  (26,011)    (29,723)    (28,983)
Income tax expense..........................................  (39,522)    (42,516)    (33,654)
Minority interest...........................................       --     (21,677)    (28,107)
                                                              -------     -------     -------
  Net income from continuing operations.....................   79,323      51,123      35,932
Income from discontinued operations.........................    1,820         717       2,504
Cumulative effect of change in accounting for derivatives,
  net of tax................................................   (8,236)         --          --
                                                              -------     -------     -------
  Net income................................................  $72,907     $51,840     $38,436
                                                              =======     =======     =======

     Total adjusted pre-tax operating income was $198.0 million in 2001 compared to $159.3 million in 2000 and $148.1 million in 1999. The acquisition of ILICO contributed $39.8 million to 2001 adjusted pre-tax operating income. The increase in 2000 adjusted pre-tax operating income as compared to 1999 was primarily from the life insurance segment and other operations, as previously discussed.

     Non-core realized/unrealized gains (losses) on investments were a loss amounting to $99.3 million in 2001 compared to losses of $11.7 million in 2000 and $12.3 million in 1999. The significant change in 2001 was primarily driven by our adoption of SFAS No. 133 "Accounting for Certain Derivative Instruments and Hedging Activities." In accordance with this statement, we adjusted our options to market value, which, due to the economic environment, resulted in an unrealized loss of $54.2 million in 2001. We use options to hedge our equity-indexed annuity products. In addition, we also have trading securities that back our total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a loss of $5.9 million in 2001. The majority of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed annuity reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in the policyowner benefits line of the consolidated statements of income and are explained in the following paragraph. The remainder of the 2001 realized and unrealized gains and losses on investments of $39.2 million consisted primarily of writedowns on investments mainly related to telecommunications and emerging markets investments, during 2001. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of investment sales.

     The fair value change in options embedded within our equity-indexed products and the fair value changes on our total return strategy fixed annuity contracts was a $52.7 million decrease in reserve balances. These fair value changes are being recorded in accordance with SFAS No. 133, which we adopted January 1, 2001. As previously discussed, these fair value changes are offset by similar adjustments and unrealized gains

(losses) on investments related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products.

     Amortization of deferred policy acquisition costs and VOBA due to realized and unrealized gains (losses) on investments which are not considered part of the core business amounted to an expense reduction of $3.0 million in 2001 on net losses compared to an expense reduction of $8.7 million in 2000 on net losses and additional expense of $2.1 million in 1999 on net gains. The amortization fluctuates from period to period depending on the related non-core realized/unrealized gains and losses.

     The 1999 and 2000 demutualization costs consist primarily of legal, actuarial and consulting expenses associated with our demutualization that was completed in the third quarter of 2000. The 2001 demutualization costs are associated with the demutualization of ILIC, which was completed when we acquired ILICO in May 2001. Since these costs are not ongoing, they have been excluded from our operating segment amounts.

     Restructuring costs relate to our consolidation of various functions in connection with a restructuring of our life insurance and annuity operations, which began in the third quarter of 2001. The objective of the restructuring plan is to eliminate duplicative life insurance, annuity and general administrative functions for all business units. The elimination of duplicative functions will reduce on-going operating costs. General administrative functions will be transitioned so they are performed primarily in Des Moines. Life insurance processes will be transitioned so they are performed primarily in Des Moines and Indianapolis and annuity functions will be transitioned to Topeka. The restructuring charges to date included severance and termination benefits of $6.8 million related to the elimination of approximately 80 positions and other costs of $1.8 million. Actual pre-tax costs totaling $6.5 million have been expended and an accrual for severance and termination benefits not yet paid amounted to $2.1 million at December 31, 2001. Additional activities will primarily involve relocation or severance benefits for affected employees and various administrative, financial and actuarial system conversion costs. System conversion costs will be expensed as incurred and are expected to primarily be completed by the fourth quarter of 2003.

     Interest expense was $26.0 million in 2001 compared to $29.7 million in 2000 and $29.0 million in 1999. The decreased interest expense in 2001 was primarily due to lower borrowing rates in 2001 as compared to 2000 and the maturity of the adjustable conversion-rate equity security units in July 2001. The 2001 interest expense also included approximately $1.3 million of interest expense from ILIC. ILIC has a $25 million, 8.66% surplus note, due on April 1, 2011. The increased interest expense in 2000 was primarily due to higher average outstanding borrowings during 2000 compared to 1999. The additional borrowings in 2000 were primarily used to support insurance company operations, affordable housing investments, fund the acquisition of a new independent marketing organization, and fund a portion of the initial investment in IL Group.

     Income tax expense was $39.5 million in 2001 compared to $42.5 million in 2000 and $33.7 million in 1999. The effective tax rate was 33.2% for 2001, 36.9% for 2000 and 34.4% for 1999. The decrease in the effective tax rate in 2001 reflected the decline in nondeductible expenses associated with our demutualization and increased tax exempt income from the COLI investment. The increase in the effective tax rate in 2000 was due to the nondeductible expenses associated with our demutualization combined with lower tax credits from affordable housing and historic rehabilitation investments.

     Minority interest represents the minority stockholders ownership percentage share of net income of ALHI prior to our acquisition of this minority interest. The minority shareholder ownership percentage was 42% through September 20, 2000, the date at which the minority interest was acquired. As a result of our acquisition of the minority interest there is no net income applicable to the minority interest in 2001.

     Net income from continuing operations was $79.3 million in 2001 compared to $51.1 million in 2000 and $35.9 million in 1999. Approximately $17.7 million of the increase in 2001 was from the ILICO acquisition. The remainder was primarily due to the lower effective tax rate and the reduction in net income applicable to the minority interest. The 2000 increase was primarily due to the results of our life insurance operations previously discussed and the reduction in net income applicable to the minority interest.

     We adopted SFAS No. 133 on January 1, 2001. In accordance with the provisions of the statement, we recorded the differences between the previous carrying amounts of our derivative instruments and the fair value of our derivative instruments, as of this initial application date, as the effect of a change in accounting principle. The gross difference between carrying amounts and fair value amounts of our derivative instruments was a reduction of approximately $11.3 million. The deferred policy acquisition cost and VOBA amortization impact from the derivative adjustments was approximately $1.1 million and the income tax benefit was $4.2 million, resulting in the net cumulative effect of change in accounting for derivatives of $8.2 million.

     Net income was $72.9 million in 2001 compared to $51.8 million in 2000 and $38.4 million in 1999. The acquisition of ILICO increased net income approximately $17.7 million in 2001. In addition, the lower effective tax rate and reduction in net income applicable to minority interest also increased net income in 2001 as compared to 2000. The adoption of SFAS No. 133 in 2001 had a one-time cumulative effect of reducing net income by $8.2 million.

LIQUIDITY AND CAPITAL RESOURCES

AMERUS GROUP CO.

     As a holding company, AmerUs Group Co.'s cash flows from operations consist of dividends from subsidiaries, if declared and paid, interest from income on loans and advances to subsidiaries (including a surplus note issued to us by ALIC), investment income on our assets and fees which we charge our subsidiaries, offset by the expenses incurred for debt service, salaries and other expenses.

     We intend to rely primarily on dividends, interest income and fee income from our life insurance subsidiaries in order to make dividend payments to our shareholders. The payment of dividends by our life insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our life insurance subsidiaries dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators broad discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2001 results, our life insurance subsidiaries could pay us an estimated $80.5 million in dividends in 2002 without obtaining regulatory approval.

     We generated cash flows from operating activities of $97.1 million, $373.3 million and $741.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Operating cash flows were primarily used to increase our investment portfolio.

     We have a $175 million revolving credit facility with a syndicate of lenders (or Revolving Credit Agreement), which replaced a similar $150 million revolving credit facility in December 2001. As of December 31, 2001, there was a $150 million outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0 (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause our life insurance subsidiaries to maintain certain levels of risk-based capital.

     Our Board of Directors has approved a stock purchase program effective February 11, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. The funds for the purchase program would come from a combination of internal sources, from our life insurance subsidiaries and utilization of our Revolving Credit Agreement. During 2001, 1.4 million shares were repurchased and were funded by additional borrowings of approximately $32 million on the Revolving Credit Agreement.

     On March 6, 2002, we issued $185 million of optionally convertible equity-linked accreting notes due in 2032. The notes will be convertible into shares of common stock if the sale price of the common stock exceeds specified levels and in certain other circumstances. The notes are senior subordinated debt, subordinated in right of payment to all existing and future senior debt and senior to all existing and future junior subordinated debt. The net proceeds of the offering will be used to repay approximately $120 million existing debt under the Revolving Credit Agreement, repurchase approximately $59 million of common stock and other corporate purposes.

LIFE INSURANCE SUBSIDIARIES

     The cash flows of our life insurance subsidiaries consist primarily of premium income, deposits to policyowner account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Cash outflows are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, payment of debt, income taxes and current operating expenses. Life insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

     Management anticipates that funds to meet short-term and long-term capital expenditures, cash dividends to shareholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities and its insurance products, will be adequate to meet the anticipated short-term cash obligations of the life insurance subsidiaries.

     Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of life insurance product and annuity. We continuously monitor benefits and surrenders to provide projections of future cash requirements. As part of this monitoring process, we perform cash flow testing of assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing investment strategy, we establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and the claims-paying and financial strength ratings of the life insurance subsidiaries.

     We take into account asset/liability management considerations in the product development and design process. Contract terms for the interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at December 31, 2001 (including liabilities in the closed blocks and the general account):

                                                              $( IN MILLIONS)
                                                              ---------------
Not subject to discretionary withdrawal.....................     $   434.1
Subject to discretionary withdrawal with adjustments:
  Specified surrender charges (A)...........................       6,376.1
  Market value adjustments..................................       3,467.8
                                                                 ---------
  Subtotal..................................................       9,843.9
                                                                 ---------
Subject to discretionary withdrawal without adjustments.....       1,554.7
                                                                 ---------
Total.......................................................     $11,832.7
                                                                 =========

---------------
(A) Includes $834.4 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     ALIC is a party to a $250 million fixed separate funding agreement. Under this agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. The funding agreement is secured by segregated assets and is further backed by the general account assets of ALIC. The assets are legally segregated and are not subject to claims that arise out of any other business of ALIC. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but ALIC may terminate the agreement at any time.

     In addition, there are variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $328 million at December 31, 2001. Separate account contractholders have no claim against the asset of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of any advance. There were no borrowings under these arrangements outstanding at December 31, 2001. In addition, ALIC has long-term fixed rate advances from FHLB outstanding of $14.4 million at December 31, 2001.

     The life insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of December 31, 2001 had a carrying value of $15 billion, including closed block investments.

     At December 31, 2001, the statutory surplus of the life insurance subsidiaries was approximately $690 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

     In the future, in addition to cash flows from operations and borrowing capacity, the life insurance subsidiaries would anticipate obtaining their required capital from AmerUs Group Co. as we have access to the public debt and equity markets.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations primarily consist of amounts owed for debts, capital securities and operating lease commitments. See note 8 to the consolidated financial statements for further discussion about the debt and capital securities and note 12 for additional information regarding leases. Maturities of debt and capital securities and lease obligations are as follows for each of the five years ending December 31, 2001:

OBLIGATION                         TOTAL      2002     2003      2004       2005      2006    THEREAFTER
----------                        --------   ------   ------   --------   --------   ------   ----------
                                                             ($ IN THOUSANDS)
Revolving credit agreement......  $150,000   $   --   $   --   $150,000   $     --   $   --    $     --
Senior notes....................   125,000       --       --         --    125,000       --          --
Surplus notes...................    25,000       --       --         --         --       --      25,000
Federal Home Loan Bank
  advances......................    14,369      498      532        568        606      647      11,518
Capital Securities -- Series
  A.............................    68,900       --       --         --         --       --      68,900
QUIPS...........................       154       --      154         --         --       --          --
Other...........................     1,205       --       --      1,205         --       --          --
Operating leases................    13,555    2,997    2,764      2,778      2,012    1,502       1,502
                                  --------   ------   ------   --------   --------   ------    --------
                                  $398,183   $3,495   $3,450   $154,551   $127,618   $2,149    $106,920
                                  ========   ======   ======   ========   ========   ======    ========

     We have an agreement with Bank One, N.A. whereby we guarantee the payment of loans made to certain managers and executives for the purpose of purchasing common stock and ACES pursuant to the stock purchase program. Our liability in respect of the principal amount of loans is limited to $25 million. We have also guaranteed interest and all other fees and obligations owing on the loans. Each participant in the program has agreed to repay any amounts paid by us under the guarantee in accordance with a reimbursement agreement with the participant.

     We are party to financial instruments in the normal course of business to meet the financing needs of our customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit, guarantees and standby letters of credit primarily related to our commercial real estate portfolio. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. At December 31, 2001, outstanding commitments to extend credit totaled approximately $11.0 million and loan guarantees totaled approximately $6.3 million.

     We have obligations to make future capital contributions to various partnerships of up to $7.1 million, to loan funds up to $6.9 million to partnerships and to fund private placement investments of $25.0 million

     ALIC and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its obligations. At December 31, 2001, AVLIC had statutory assets of $2,226.5 million, liabilities of $2,166.0 million and surplus of $60.5 million.

     We are contingently liable for the portion of the policies reinsured under existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, we evaluate the financial condition of reinsurers and monitor concentration of credit risk.

INVESTMENT PORTFOLIO

GENERAL

     We maintain a diversified portfolio of investments which is supervised by an experienced in-house staff of investment professionals. Sophisticated asset/liability management techniques are employed in order to achieve competitive yields, while maintaining risk at acceptable levels. The asset portfolio is segmented by liability type, with tailored investment strategies for specific product lines. Investment policies and significant individual investments are subject to approval by the Board of Directors of each of the life insurance companies and are overseen by the Investment and Risk Management Committee of our Board of Directors. Management regularly monitors individual assets and asset groups, in addition to monitoring the overall asset mix. In addition, the insurance companies' boards and the Investment and Risk Management Committee review investment guidelines and monitor internal controls.

INVESTMENT STRATEGY

     Our investment philosophy is to employ an integrated asset/liability management approach with separate investment portfolios for specific product lines, such as traditional life, universal life, equity-indexed life, deferred fixed annuities, multi-choice annuities, equity-indexed annuities, and variable annuities to generate attractive risk-adjusted returns on capital. Essential to this philosophy is coordinating investments in the investment portfolio with product strategies, focusing on risk-adjusted returns and identifying and evaluating associated business risks.

     Investment policies and strategies have been established based on the specific characteristics of each product line. The portfolio investment policies and strategies establish asset duration, quality and other guidelines. Analytical systems are utilized to establish an optimal asset mix for each line of business. We seek to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

INVESTED ASSETS

     We maintain a diversified portfolio of investments, including public and private fixed maturity securities and commercial mortgage loans. Our objective is to maintain a high-quality, diversified fixed maturity securities portfolio that produces a yield and total return that supports the various product line liabilities and our earnings goals.

     The following table summarizes invested assets by asset category as of December 31, 2001 and 2000:

                                                                   INVESTED ASSETS
                                                                     DECEMBER 31,
                                                        --------------------------------------
                                                               2001                2000
                                                        ------------------   -----------------
                                                        CARRYING     % OF    CARRYING    % OF
                                                          VALUE     TOTAL     VALUE     TOTAL
                                                        ---------   ------   --------   ------
                                                                   ($ IN MILLIONS)
Fixed maturity securities
  Public..............................................  $11,790.3    78.3%   $7,199.0    74.9%
  Private.............................................    1,422.2     9.4%    1,062.6    11.1%
                                                        ---------   ------   --------   ------
  Subtotal............................................   13,212.5    87.7%    8,261.6    86.0%
Equity securities.....................................       67.9     0.5%      152.9     1.6%
Loans.................................................      944.5     6.3%      534.9     5.6%
Policy loans..........................................      506.3     3.4%      312.7     3.3%
Real estate...........................................        1.4     0.0%        3.2     0.0%
Other investments.....................................      300.7     2.0%      320.6     3.3%
Short-term investments................................       19.1     0.1%       20.9     0.2%
                                                        ---------   ------   --------   ------
     Total invested...................................  $15,052.4   100.0%   $9,606.8   100.0%
                                                        =========   ======   ========   ======

FIXED MATURITY SECURITIES

     The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality mortgage-backed securities (or MBS) and United States government and agency obligations. As of December 31, 2001 fixed maturity securities were $13,212.5 million, or 87.7% of the carrying value of invested assets with public and private fixed maturity securities constituting $11,790.3 million, or 89.2%, and $1,422.2 million, or 10.8%, of total fixed maturity securities, respectively.

     The following table summarizes the composition of the fixed maturity securities by category as of December 31, 2001 and 2000:

                                                         COMPOSITION OF FIXED MATURITY SECURITIES
                                                                       DECEMBER 31,
                                                        ------------------------------------------
                                                                2001                  2000
                                                        --------------------   -------------------
                                                         CARRYING     % OF     CARRYING     % OF
                                                          VALUE       TOTAL      VALUE      TOTAL
                                                        ----------   -------   ---------   -------
                                                                     ($ IN MILLIONS)
U.S. government/agencies..............................  $   773.5      5.9%    $  476.8      5.8%
State and political subdivisions......................       48.3      0.4%        47.3      0.6%
Foreign government bonds..............................      134.2      1.0%       151.0      1.8%
Corporate bonds.......................................    9,224.1     69.8%     5,198.4     62.9%
Redeemable preferred stocks...........................      156.6      1.2%       207.2      2.5%
Asset-backed bonds....................................      746.0      5.6%       646.5      7.8%
MBS
  U.S. government/agencies............................    1,291.2      9.8%     1,139.2     13.8%
  Non-government/agencies.............................      838.6      6.3%       395.2      4.8%
                                                        ---------    ------    --------    ------
  Subtotal-MBS........................................    2,129.8     16.1%     1,534.4     18.6%
                                                        ---------    ------    --------    ------
     Total............................................  $13,212.5    100.0%    $8,261.6    100.0%
                                                        =========    ======    ========    ======

     The following table summarizes fixed maturity securities by remaining maturity as of December 31, 2001:

                                                              REMAINING MATURITY OF
                                                                  FIXED MATURITY
                                                                    SECURITIES
                                                              ----------------------
                                                               CARRYING       % OF
                                                                 VALUE       TOTAL
                                                              -----------   --------
                                                                 ($ IN MILLIONS)
Due:
  In one year or less (2002)................................   $   292.1       2.2%
  One to five years (2003-2007).............................     4,524.1      34.2%
  Five to 10 years (2008-2012)..............................     3,297.3      25.0%
  10 to 20 years (2013-2022)................................     1,851.1      14.0%
  Over 20 years (2023 and after)............................     1,118.1       8.5%
                                                               ---------     ------
     Subtotal...............................................    11,082.7      83.9%
  MBS.......................................................     2,129.8      16.1%
                                                               ---------     ------
     Total..................................................   $13,212.5     100.0%
                                                               =========     ======

     The portfolio of investment grade fixed maturity securities is diversified by number and type of issuer. As of December 31, 2001, investment grade fixed maturity securities included the securities of over 672 issuers, with 2,225 different issues of securities. No non-government/agency issuer represents more than 1% of investment grade fixed maturity securities.

     Below-investment grade fixed maturity securities as of December 31, 2001, included the securities of 139 issuers representing 5.8% of total invested assets, with the largest being a $27.2 million investment.

     As of December 31, 2001, 82% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor's rating equivalents, of fixed maturity securities as of December 31, 2001:

                 FIXED MATURITY SECURITIES BY NAIC DESIGNATION
                               DECEMBER 31, 2001

                                                    PUBLIC              PRIVATE              TOTAL
                                              ------------------   -----------------   ------------------
  NAIC         STANDARD & POOR'S EQUIVALENT   CARRYING     % OF    CARRYING    % OF    CARRYING     % OF
  DESIGNATION  DESIGNATION                      VALUE     TOTAL     VALUE     TOTAL      VALUE     TOTAL
  -----------  ----------------------------   ---------   ------   --------   ------   ---------   ------
                                                                 (DOLLARS IN MILLIONS)
       1       A- or higher............       $ 7,054.5    59.8%   $1,070.8    75.3%   $ 8,125.3    61.5%
       2       BBB- to BBB+............         3,903.3    33.1%      315.0    22.1%     4,218.3    31.9%
                                              ---------   ------   --------   ------   ---------   ------
               Total investment grade..        10,957.8    92.9%    1,385.8    97.4%    12,343.6    93.4%
                                              ---------   ------   --------   ------   ---------   ------
       3       BB to BB+...............           565.5     4.8%       32.5     2.3%       598.0     4.5%
       4       BB to BB+...............           231.6     2.0%        2.5     0.2%       234.1     1.8%
     5 & 6     CCC or lower............            35.4     0.3%        1.4     0.1%        36.8     0.3%
                                              ---------   ------   --------   ------   ---------   ------
  Total below investment grade.............       832.5     7.1%       36.4     2.6%       868.9     6.6%
                                              ---------   ------   --------   ------   ---------   ------
  Total....................................   $11,790.3   100.0%   $1,422.2   100.0%   $13,212.5   100.0%
                                              =========   ======   ========   ======   =========   ======

     MBS investments are mortgage-related securities including commercial mortgage-backed securities (or CMBS), collateralized mortgage obligations (or
CMOs), and pass-through mortgage securities. Asset-backed securities are both residential and non-residential including exposure to home equity loans, home improvement loans, manufactured housing loans as well as securities backed by loans on automobiles, credit cards, and other collateral or collateral bond obligations. Residential mortgage pass-through and CMOs total $1,711.0 million or 11.4% of total invested assets. Asset-backed residential mortgages total $448.6 million or 3% of total invested assets. As of December 31, 2001, MBS were $2,129.8 million or 14.2%, of total invested assets of which $1,291.2 million or 60.6% of MBS were from government sponsored enterprises. Other MBS were $838.6 million or 39.4% of MBS as of December 31, 2001. Management believes that the quality of assets in the MBS portfolio is generally high, with 92.7% of such assets representing agency backed or "AAA" rated securities.

     Interest rate swaps and options are used to reduce exposure to changes in interest rates and to manage duration mismatches. Call options are used to hedge equity-indexed annuities. Credit default swaps are coupled with a bond to synthetically create an investment cheaper than the equivalent instrument traded in the cash market. Although we are subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. We only enter into transactions with highly rated counterparties. We are also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged. The notional principal amounts of the swaps and options, which represent the extent of our involvement in such contracts but not the risk of loss, at December 31, 2001, amounted to $1,141.3 million. The interest rate swaps had a carrying value of a net payable position of $10.3 million at December 31, 2001. The credit default swaps had a carrying value of a net payable position of $0.2 million at December 31, 2001. The carrying value of options amounted to $72.1 million at December 31, 2001. For each of these derivatives, the carrying value is equal to fair value as of December 31, 2001. The derivatives are reflected as other investments on the consolidated financial statements as of December 31, 2001. The net amount payable or receivable from interest rate and credit default swaps are accrued as an adjustment to interest income. Effective January 1, 2001, we adopted SFAS 133. See note 4 to the consolidated financial statements for further discussion of the impact of adopting SFAS 133.

MORTGAGE LOANS

     As of December 31, 2001, mortgage loans in the investment portfolio were $944.5 million, or 6.3% of the aggregate carrying value of invested assets. As of December 31, 2001, commercial mortgage loans and residential mortgage loans comprised 99% and 1%, respectively, of total mortgage loans. Commercial mortgage loans consist primarily of fixed-rate mortgage loans. As of December 31, 2001, we held 769 individual commercial mortgage loans with an average balance of $1.2 million.

     As of December 31, 2001, six loans in the loan portfolio with a principal balance of $4.9 million were classified as delinquent and no loans were in foreclosure. As of the same date, only one loan aggregating $1.1 million, or 0.1%, of the loan portfolio (as measured by principal balance) was classified as restructured. During 2001, we had one foreclosure with a principal balance of $2.0 million.

OTHER

     We held $506.3 million of policy loans on individual insurance products as of December 31, 2001. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values.

     As of December 31, 2001, we held equity securities of $67.9 million. The largest holding of equity securities, AMAL Corporation, had a carrying value of $44.3 million as of December 31, 2001. This holding is part of our Ameritas Joint Venture.

     We held $321.2 million of other invested assets (including short-term investments and real estate) on December 31, 2001. Other invested assets consist primarily of various joint venture and limited partnership investments and derivatives.

STRUCTURED SECURITIES ARRANGEMENTS

     We have utilized a limited number of structured finance arrangements. The structures primarily consist of interests in collateralized bond obligations and special-purpose entities with principal protected limited partnership interests. Neither AmerUs Group nor any management members have operating control or management oversight of the entities and accordingly the entities are not consolidated but rather accounted for as available for sale debt securities or equity method investments. In addition, we do not have any continued obligation or commitment to provide additional financing to the entities. At December 31, 2001, approximately $600 million of such structured finance investments were included in invested assets.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

     Management does not believe that inflation has had a material effect on the consolidated results of operations.

     Interest rate changes may have temporary effects on the sale and profitability of the annuities and life insurance products offered. For example, if interest rates rise, competing investments (such as annuities or life insurance products offered by competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of our products until we increase the interest rate credited to owners of our annuities and life insurance products. In contrast, as interest rates fall, we attempt to adjust credited rates to compensate for the corresponding decline in reinvestment rates. We monitor interest rates and sell annuities and life insurance policies that permit flexibility to make interest rate changes as part of management of interest spreads. However, the profitability of our products is based upon persistency, mortality and expenses, as well as interest rate spreads.

     We manage our investment portfolio in part to reduce exposure to interest rate fluctuations. In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and net investment income increases or decreases in a direct relationship with interest rate changes.

     We have developed an asset/liability management approach with separate investment portfolios for major product lines such as traditional life, universal life, equity-indexed life, deferred annuities, multi-choice annuities, equity-indexed annuities and variable annuities. Investment policies and strategies have been established based on the specific characteristics of each product line. The portfolio investment policies and strategies establish asset duration, quality and other guidelines. Analytical systems are utilized to establish an optimal asset mix for each line of business. We seek to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

     In force reserves and the assets allocated to each segment are modeled on a regular basis to analyze projected cash flows under a variety of economic scenarios. The result of this modeling is used to modify asset allocation, investment portfolio duration and renewal crediting strategies. We invest in CMOs as part of our basic portfolio strategy, but use other types of derivatives to hedge against the effects of interest rate fluctuations or to hedge growth in policyowner liabilities for certain annuity products and a funding agreement. For a further discussion and disclosure of the nature and extent of the use of derivatives, see note 4 to the consolidated financial statements.

FEDERAL INCOME TAX MATTERS

     AmerUs Group and our non-life subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns. The separate return method is used to compute the provision for allocating federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. The following are considered our critical accounting policies due to their subjective nature and significance to the financial statements.

VALUATION OF FINANCIAL INSTRUMENTS

     In determining if and when a decline in market value below amortized cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

     Securities in our portfolio with a carrying value of approximately $1,350 million at December 31, 2001 do not have readily determinable market prices. For these securities, we estimate their fair value by comparison to similar securities with quoted prices when possible. Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes, or internally prepared valuations (including those based on estimates of future profitability) to estimate the fair value of those securities. All such investments are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not be realized in the event of an actual sale.

DERIVATIVES

     We hold derivative financial instruments to hedge growth in policyowner liabilities for certain annuity products, to hedge the interest variability of a funding agreement and to hedge market risk for fixed income investments. These derivatives qualify for hedge accounting or are considered economic hedges as discussed in detail in note 4 to our consolidated financial statements. We do not participate in speculative derivatives trading.

     Hedge accounting results when we designate and document the hedging relationships involving derivative instruments. Economic hedging instruments are those instruments whose change in fair value acts as a natural hedge against the change in fair value of hedged assets or liabilities with both changes wholly or partially being offset in earnings.

     To hedge interest rate risk, we use S&P 500 Index call options to hedge the growth in interest credited to the customer as provided by our equity-indexed annuity products. We also use interest rate swaps to effectively provide for fixed interest payments of a floating rate funding agreement liability and hedge market risk from fixed income investments. Credit default swaps are coupled with a bond to synthetically create an instrument cheaper than an equivalent investment traded in the cash market.

     We have not changed our methods of calculating the fair values of derivatives or the underlying assumptions. The fair values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

     Our derivative instruments are not subject to a multiple or use of leverage on the underlying price index. We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate hedges as the counterparties are established, well-capitalized financial institutions. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in note 4 to our consolidated financial statements and the section titled "Quantitative and Qualitative Disclosures About Market Risk."

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     We generally amortize our deferred policy acquisition costs based on a percentage of our expected gross margins (EGMs) over the life of the policies. Our estimated EGMs are computed based on assumptions related to the underlying policies written, including the lives of the underlying policies, growth rate of the assets supporting the liabilities, and level of expenses necessary to maintain the policies over their entire life. We amortize deferred policy acquisition costs by estimating the present value of the EGMs over the lives of the insurance policies and then calculate a percentage of the policy acquisition cost deferred as compared to the present value of the EGMs. That percentage is used to amortize the deferred policy acquisition cost such that the amount amortized over the life of the policies results in a constant percentage of amortization when related to the actual and future gross margins.

     Because the EGMs are only an estimate of the profits we expect to recognize from these policies, the EGMs are adjusted at each balance sheet date to take into consideration the actual gross profits to date and any changes in the remaining expected future gross margins. When EGMs are adjusted, we also adjust the amortization of the deferred policy acquisition costs amount to maintain a constant percentage over the entire life of the policies.

     We amortize the value of business acquired based on the incidence of the expected cash flows from insurance contracts using the interest rate credited to the underlying policies. The expected future cash flows are based on actuarially determined projections of future premium receipts, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets retained to support the policy liabilities and other factors. These projections take into account all factors known or expected by management. The actual cash flows may vary from expected levels due to differences in renewal premium, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

PURCHASE ACCOUNTING VALUATIONS

     We followed the purchase method of accounting for our acquisition of ILICO in May 2001 and the acquisition of the 42% minority interest of ALHI in September 2000. Under the purchase method, we were required to determine the fair value of the acquired assets and liabilities. The fair value of the assets and liabilities were determined as follows:

          Investments -- based on quoted market prices, or in cases where quoted market prices were not available, by using discounted cash flow or other valuation techniques.

          Receivables and other assets -- reflected at replacement values or realizable values based on the present value of amounts to be received determined at appropriate interest rates less amounts considered uncollectible.

          Value of business acquired -- actuarially determined the future profits from in force business calculated at a 15% risk discount rate using current best estimate assumptions.

          Policyowner reserves and funds -- established at the present value of all future benefits and expenses associated with the policies using current best estimate assumptions.

          Other liabilities and debt -- determined as the present value of amounts to be paid using appropriate interest rates.

     The excess of the purchase price over the fair value of the net assets acquired for ILICO was recorded as goodwill amounting to $21 million in 2001. The excess of the fair value of the net assets over the purchase price of the minority interest of ALHI was recorded as a reduction of goodwill amounting to $34 million in 2000.

EMERGING ACCOUNTING MATTERS

SFAS NO. 133

     Effective January 1, 2001, we adopted SFAS 133 which requires all derivative instruments be reported on the balance sheet at fair value. We recorded a transition adjustment as a decrease to net income as a cumulative effect of an accounting change amounting to $8.2 million after tax and an increase in accumulated other comprehensive income amounting to $2.7 million. See note 4 to the consolidated financial statements for additional information.

SOP 00-3

     We adopted the Accounting Standards Executive Committee's Statement of Position 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Holding Companies and for Certain Long-Duration Participating Contracts," in 2001. SOP 00-3 modified the presentation of the closed block in the consolidated financial statement and reporting of unrealized gains and losses on closed block investments. As a result, unrealized gains (losses), net of deferred income taxes, amounting to $6.0 million at December 31, 2000 and ($10.7) million at December 31, 1999 were reclassified from accumulated other comprehensive income to dividends payable to policyowners. There was no net income effect of adopting SOP 00-3. See note 2 to the consolidated financial statements for additional information.

STATUTORY ACCOUNTING CODIFICATION

     The life insurance subsidiaries adopted the NAIC's codified statutory accounting practices effective January 1, 2001 which resulted in an increase to statutory surplus of approximately $25 million, excluding ILICO.

SFAS NO. 141 AND SFAS NO. 142

     In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business acquisition must meet to be recognized apart from goodwill. SFAS 142 will require goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually. In addition, a reassessment of useful lives and residual values of all intangible assets will be required. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the consolidated statement of income as of January 1, 2002.

     At December 31, 2001, we had unamortized goodwill of $195.5 million. Amortization expense related to goodwill was $8.3 million for 2001. We do not anticipate a material impact to our consolidated financial statements as a result of adopting SFAS 141 and 142. We will have one year following adoption to determine the amount of any impairment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The main objectives in managing our investment portfolios and our insurance subsidiaries are to maximize investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including asset liability management, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors.

     Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to our financial instruments primarily relate to the investment portfolio, which exposes us to risks related to interest rates and, to a lesser extent, credit quality and prepayment variation. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability management. Actuarial professionals estimate the payout pattern of our liabilities, primarily lapses, to determine duration, which is the present value of the fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which management believes mitigates the overall effect of interest rate risk.

     For variable and equity-indexed products, profitability on the portion of the policyholder's account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity-indexed products, we purchase call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity-indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to match the returns owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. Profitability on the equity-indexed annuities is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we only purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders' rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity-indexed can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

     The table below provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at December 31, 2001. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                                             EXPECTED CASH FLOWS
                                                           AS OF DECEMBER 31, 2001
                                                                                         AMORTIZED    FAIR
           AMORTIZED             2002    2003     2004     2005     2006    THEREAFTER     COST       VALUE
           ---------             ----   ------   ------   ------   ------   ----------   ---------   -------
                                                               ($ IN MILLIONS)
Fixed maturity securities
  available-for-sale...........  $712   $1,178   $1,047   $1,311   $1,158     $5,495      $10,901    $11,037
Average interest rate..........  7.5%     6.7%     6.3%     6.8%     7.0%       7.2%
Fixed maturity securities held
  for trading purposes.........  $ 92   $  232   $  242   $  316   $  137     $1,156      $ 2,175    $ 2,175
Average interest rate..........  3.2%     4.1%     4.2%     4.0%     5.0%       4.6%
Mortgage loans.................  $ 54   $   54   $   69   $   69   $   66     $  633      $   945    $   981
Average interest rate..........  8.1%     8.2%     8.2%     8.1%     8.1%       7.9%
     Total.....................  $858   $1,464   $1,358   $1,696   $1,361     $7,284      $14,021    $14,193
                                 ====   ======   ======   ======   ======     ======      =======    =======

     We have consistently invested in high quality marketable securities. As a result, management believes that there is minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 64% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Approximately 7% of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 6.9 years.

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. Management monitors such risk regularly. We invest primarily in those classes of mortgage-backed securities that are less subject to prepayment risk.

     Our use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swaps and options. These instruments, viewed separately, subject us to varying degrees of market and credit risk. However when used for hedging, the expectation is that these instruments would reduce overall market risk. Credit risk arises from the possibility that counterparties may fail to perform under the terms of the contracts. See note 4 of the consolidated financial statements for additional information.

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities consist primarily of the investment in AMAL previously discussed. The remainder of our equity securities are of high quality and readily marketable.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page F-1 herein.

     Additional financial statement schedules begin on page S-1. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     KPMG LLP was the independent auditors for AmerUs Group Co. On February 19, 2001, management notified KPMG LLP that their appointment as independent auditors would be terminated effective upon issuance of KPMG LLP reports on the consolidated financial statements for the year ended December 31, 2000. Ernst & Young LLP was engaged as independent auditors effective upon KPMG LLP termination. The decision to change auditors was recommended by the audit committee of the board of directors and approved by the board of directors.

     In connection with the audits of the two fiscal years ended December 31, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The audit reports of KPMG LLP on the consolidated financial statements of AmerUs Group Co. and subsidiaries as of and for the years ended December 31, 2000 and 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

     The Notice of 2002 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10. Directors and Executive Officers of the Registrant, 11. Executive Compensation, 12. Security Ownership of Certain Beneficial Owners and Management and 13. Certain Relationships and Related Transactions).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. Reference is made to the Index on page F-1 of the report.

    2. Financial Statement Schedules. Reference is made to the Index on page S-1 of the report.

    3. Exhibits Reference is made to the Index to Exhibits on page 47 of the report.

(b) The following report on Form 8-K was filed during the quarter ended December 31, 2001:

    Form 8-K dated November 13, 2001, which included the Company's investor presentation presented at the Company's investor conference held on November 13, 2001.

                       AMERUS GROUP CO. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 2.1      Plan of Reorganization dated October 27, 1995, filed as
          Exhibit 2.1 to the Registration Statement of AmerUs Life
          Holdings, Inc. on Form S-1, Registration Number 333-12239,
          is hereby incorporated by reference.
 2.2      Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of
          October 8, 1997, by and among AmerUs Life Holdings, Inc.,
          AFC Corp. and AmVestors Financial Corporation ("AmVestors"),
          filed as Exhibit 2.2 to the Registration Statement of AmerUs
          Life Holdings, Inc. on Form S-4, Registration Number
          333-40065 is hereby incorporated by reference.
 2.3      Agreement and Plan of Merger, dated as of August 13, 1997
          and as amended as of September 5, 1997, among AmerUs Life
          Holdings, Inc., a wholly owned subsidiary of AmerUs Life
          Holdings, Inc. and Delta Life Corporation, filed as Exhibit
          2.2 to Form 8-K of AmerUs Life Holdings, Inc. dated October
          8, 1997, is hereby incorporated by reference.
 2.4      Combination and Investment Agreement, dated February 18,
          2000, among American Mutual Holding Company, AmerUs Life
          Holdings, Inc., Indianapolis Life Insurance Company and The
          Indianapolis Life Group of Companies, Inc., filed as Exhibit
          2.1 to AmerUs Life Holdings, Inc.'s report on Form 8-K/A on
          March 6, 2000, is hereby incorporated by reference.
 2.5      Purchase Agreement, dated as of February 18, 2000, by and
          between American Mutual Holding Company and AmerUs Life
          Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated
          March 8, 2000, is hereby incorporated by reference.
 2.6      Agreement and Plan of Merger, dated December 17, 1999, by
          and between American Mutual Holding Company and AmerUs Life
          Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated
          March 8, 2000, is hereby incorporated by reference.
 2.7      Amendment No. 1 to Agreement and Plan of Merger, dated
          February 18, 2000, by and between American Mutual Holding
          Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
 2.8      Letter Agreement, dated December 17, 1999, by and between
          American Mutual Holding Company and AmerUs Life Holdings,
          Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8,
          2000, is hereby incorporated by reference.
 2.9      Notification Agreement, dated as of February 18, 2000, by
          and among American Mutual Holding Company, AmerUs Life
          Holdings, Inc. and Bankers Trust Company, filed as Exhibit
          2.9 on Form 10-K, dated March 8, 2000, is hereby
          incorporated by reference.
 2.10     Amendment No. 2 to Agreement and Plan of Merger, dated April
          3, 2000, by and between American Mutual Holding Company and
          AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form
          10-Q, dated May 15, 2000, is hereby incorporated by
          reference.
 2.11     Amendment No. 1 to the Purchase Agreement, dated April 3,
          2000, by and between American Mutual Holding Company and
          AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form
          10-Q, dated May 15, 2000, is hereby incorporated by
          reference.
 2.12     Amendment to Combination and Investment Agreement dated
          February 18, 2000 among American Mutual Holding Company,
          AmerUs Life Holdings, Inc., Indianapolis Life Insurance
          Company and The Indianapolis Life Group of Companies, Inc.,
          dated September 18, 2000, filed as Exhibit 2.2 to Form
          8-K12G3 of the Registrant dated September 21, 2000, is
          hereby incorporated by reference.
 3.1      Amended and Restated Articles of Incorporation of the
          Registrant filed as Exhibit 3.1 on Form 10-Q, dated November
          14, 2000 is hereby incorporated by reference.
 3.2*     Amended and Restated Bylaws of the Registrant.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 4.1      Amended and Restated Trust Agreement dated as of February 3,
          1997 among AmerUs Life Holdings, Inc., Wilmington Trust
          Company, as property trustee, and the administrative
          trustees named therein (AmerUs Capital I business trust),
          filed as Exhibit 3.6 to the registration statement of AmerUs
          Life Holdings, Inc. and AmerUs Capital I on Form S-1,
          Registration Number 333-13713, is hereby incorporated by
          reference.
 4.2      Indenture dated as of February 3, 1997 between AmerUs Life
          Holdings, Inc. and Wilmington Trust Company relating to the
          Company's 8.85% Junior Subordinated Debentures, Series A,
          filed as Exhibit 4.1 to the registration statement of AmerUs
          Life Holdings, Inc. and AmerUs Capital I on Form S-1,
          Registration Number, 333-13713, is hereby incorporated by
          reference.
 4.3      Guaranty Agreement dated as of February 3, 1997 between
          AmerUs Life Holdings, Inc., as guarantor, and Wilmington
          Trust Company, as trustee, relating to the 8.85% Capital
          Securities, Series A, issued by AmerUs Capital I, filed as
          Exhibit 4.4 to the registration statement on Form S-1,
          Registration Number, 333-13713, is hereby incorporated by
          reference.
 4.4      Common Stock Purchase Warrant, filed as Exhibit (10)(v) to
          Form 10-Q of AmVestors Financial Corporation dated May 13,
          1992, is hereby incorporated by reference.
 4.5      Amended and Restated Declaration of Trust of AmerUs Capital
          II, dated as of July 27, 1998, among AmerUs Life Holdings,
          Inc., First Union Trust Company and the administrative
          trustees named therein, relating to AmerUs Life Holdings,
          Inc.'s 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.6      Certificate of Trust of AmerUs Capital III filed as Exhibit
          4.7 to the registration statement of AmerUs Life Holdings,
          Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3
          (No. 333-50249), is hereby incorporated by reference.
 4.7      Common Trust Securities Guarantee Agreement, dated as of
          July 27, 1998, by AmerUs Life Holdings, Inc., relating to
          AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as
          Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.8      QUIPS Guarantee Agreement, dated as of July 27, 1998, by
          AmerUs Life Holdings, Inc., relating to AmerUs Life
          Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.8 on
          Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.9      Master Unit Agreement, dated as of July 27, 1998, between
          AmerUs Life Holdings, Inc. and First Union National Bank
          relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units,
          filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.10     Call Option Agreement, dated as of July 27, 1998, between
          Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as
          Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.11     Pledge Agreement, dated as of July 27, 1998, among AmerUs
          Life Holdings, Inc., Goldman, Sachs & Co. and First Union
          National Bank relating to AmerUs Life Holdings, Inc.'s 7.0%
          ACES Units, filed as Exhibit 4.11 on Form 10-Q, dated August
          13, 1998, is hereby incorporated by reference.
 4.12     Senior Indenture, dated as of June 16, 1998, by and between
          AmerUs Life Holdings, Inc. and First Union National Bank, as
          Indenture Trustee, relating to the AmerUs Life Holdings,
          Inc.'s 6.95% Senior Notes, filed as Exhibit 4.14 on Form
          10-Q, dated August 13, 1998, is hereby incorporated by
          reference.
 4.13     Subordinated Indenture, dated as of July 27, 1998, by and
          between AmerUs Life Holdings, Inc. and First Union National
          Bank, as Indenture Trustee, relating to AmerUs Life
          Holdings, Inc.'s 6.86% Junior Subordinated Deferrable
          Interest Debentures, filed as Exhibit 4.15 on Form 10-Q,
          dated August 13, 1998, is hereby incorporated by reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 4.14     First Supplement to Indenture dated February 3, 1997 among
          American Mutual Holding Company, AmerUs Life Holdings, Inc.
          and Wilmington Trust Company as Trustee, relating to the
          Company's 8.85% Junior Subordinated Debentures, Series A,
          dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by
          reference.
 4.15     Assignment and Assumption Agreement to Amended and Restated
          Trust Agreement, dated February 3, 1997 between American
          Mutual Holding Company and AmerUs Life Holdings, Inc., dated
          September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated
          November 14, 2000, is hereby incorporated by reference.
 4.16     Assignment and Assumption to Guaranty Agreement, dated
          February 3, 1997 between American Mutual Holding Company and
          AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is
          hereby incorporated by reference.
 4.17     First Supplement to Subordinated Indenture, dated July 27,
          1998, relating to AmerUs Life Holdings, Inc.'s 6.86% Junior
          Subordinated Deferrable Interest Debentures, among American
          Mutual Holding Company, AmerUs Life Holdings, Inc. and First
          Union National Bank, as Indenture Trustee, dated September
          20, 2000, filed as Exhibit 4.17 on Form 10-Q, dated November
          14, 2000, is hereby incorporated by reference.
 4.18     First Supplement to Master Unit Agreement dated July 27,
          1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES
          units, between American Mutual Holding Company and First
          Union National Bank, as Unit Agent, dated September 20,
          2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14,
          2000, is hereby incorporated by reference.
 4.19     Assignment and Assumption Agreement to the QUIPS Guarantee
          Agreement dated July 27, 1998, relating to AmerUs Life
          Holdings, Inc.'s 7.0% ACES units, between American Mutual
          Holding Company and AmerUs Life Holdings, Inc., dated
          September 20, 2000, filed as Exhibit 4.19 on Form 10-Q,
          dated November 14, 2000, is hereby incorporated by
          reference.
 4.20     Assignment and Assumption Agreement to the Common Trust
          Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between
          American Mutual Holding Company and AmerUs Life Holdings,
          Inc., dated September 20, 2000, filed as Exhibit 4.20 on
          Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
 4.21     First Supplement to Purchase Contracts between American
          Mutual Holding Company and Holders, as specified, dated
          September 20, 2000, filed as Exhibit 4.21 on Form 10-Q,
          dated November 14, 2000, is hereby incorporated by
          reference.
 4.22     First Supplement to the Pledge Agreement dated July 27,
          1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES
          units, among American Mutual Holding Company, Goldman Sachs
          & Co., as Call Option Holder, the Chase Manhattan Bank, as
          Collateral Agent and First Union National Bank, as Unit
          Agent, dated September 20, 2000, filed as Exhibit 4.22 on
          Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
 4.23     First Supplement to Senior Indenture dated June 16, 1998,
          relating to AmerUs Life Holdings, Inc.'s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings,
          Inc. and First Union National Bank, as Trustee, dated
          September 20, 2000, filed as Exhibit 4.23 on Form 10-Q,
          dated November 14, 2000, is hereby incorporated by
          reference.
10.1      Joint Venture Agreement, dated as of June 30, 1996, between
          American Mutual Insurance Company and Ameritas Life
          Insurance Corp., filed as Exhibit 10.2 on Form 10-K, dated
          March 25, 1998, is hereby incorporated by reference.
10.2      Management and Administration Service Agreement, dated as of
          April 1, 1996, among American Mutual Life Insurance Company,
          Ameritas Variable Life Insurance Company and Ameritas Life
          Insurance Corp., filed as Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1,
          Registration Number 333-12239, is hereby incorporated by
          reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.3      AmerUs Life Holdings, Inc. Executive Stock Purchase Plan,
          dated November 13, 1998, filed as Exhibit 4.11 to the
          registration statement of AmerUs Life Holdings, Inc. on Form
          S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.4      AllRAmerUs Supplemental Executive Retirement Plan, effective
          January 1, 1996, filed as Exhibit 10.6 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1,
          Registration Number 333-12239, is hereby incorporated by
          reference.
10.5      Management Incentive Plan, filed as Exhibit 10.9 to the
          registration statement of AmerUs Life Holdings, Inc. on Form
          S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6      AmerUs Life Insurance Company Performance Share Plan, filed as Exhibit 10.10 to the registration statement of AmerUs
          Life Holdings, Inc. on Form S-1, Registration Number
          333-12239, is hereby incorporated by reference.
10.7      AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on
          Form S-1, Registration Number 333-12239, is hereby
          incorporated by reference.
10.8      AmerUs Life Non-Employee Director Stock Plan, filed as
          Exhibit 10.13 to the registration statement of AmerUs Life
          Holdings, Inc. on Form S-1, Registration Number 333-12239,
          is hereby incorporated by reference.
10.9      Form of Indemnification Agreement executed with directors
          and certain officers, filed as Exhibit 10.33 to the
          registration statement of AmerUs Life Holdings, Inc. on Form
          S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10     Tax Allocation Agreement dated as of November 4, 1996, filed as Exhibit 10.68 to the registration statement of AmerUs
          Life Holdings, Inc. on Form S-1, Registration Number
          333-12239, is hereby incorporated by reference.
10.11     AmVestors Financial Corporation 1996 Incentive Stock Option
          Plan, filed as Exhibit (4)(a) to Registration Statement of
          AmVestors Financial Corporation on Form S-8, Registration
          Number 333-14571 dated October 21, 1996, is hereby
          incorporated by reference.
10.12*    AmerUs Group Co. Amended and Restated MIP Deferral Plan
          dated as of May 10, 2001.
10.13     Open Line of Credit Application and Terms Agreement, dated
          March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on
          Form 10-Q dated May 14, 1999, is hereby incorporated by
          reference.
10.14     Facility and Guaranty Agreement, dated February 12, 1999,
          among The First National Bank of Chicago and AmerUs Life
          Holdings, Inc., filed as Exhibit 10.39 on Form 10-Q dated
          May 14, 1999, is hereby incorporated by reference.
10.15     Form of Reimbursement Agreement, dated February 15, 1999,
          among AmerUs Life Holdings, Inc. and Roger K. Brooks, Victor
          N. Daley, Michael G. Fraizer, Thomas C. Godlasky, Marcia S.
          Hanson, Mark V. Heitz and Gary R. McPhail, filed as Exhibit
          10.40 on Form 10-Q dated May 14, 1999, is hereby
          incorporated by reference.
10.16     Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and AmerUs Life
          Holdings, Inc., filed as Exhibit 10.41 on Form 10-Q dated
          May 14, 1999, is hereby incorporated by reference.
10.17     1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.18     Amendment No. 2 to Facility Agreement, dated January 25,
          2000, among The First National Bank of Chicago and the
          Registrant, filed as Exhibit 10.44 on Form 10-K, dated March
          8, 2000, is hereby incorporated by reference.
10.19*    Amendment No. 3 to Facility Agreement dated December 12,
          2001, among the First National Bank of Chicago and the
          Registrant.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.20     Irrevocable Standby Letter of Credit Application and Terms
          Agreement, dated February 1, 2000, between Federal Home Loan
          Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form 10-K, dated March 8, 2000, is
          hereby incorporated by reference.
10.21     Investment Advisory Agreements, dated as of February 18,
          2000, by and between Indianapolis Life Insurance Company,
          Bankers Life Insurance Company of New York, IL Annuity and
          Insurance Company, Western Security Life Insurance Company
          and AmerUs Capital Management Group, Inc. filed as Exhibits
          10.1, 10.3, 10.4 and 10.2, respectively, to AmerUs Life
          Holdings, Inc.'s report on Form 8-K/A on March 6, 2000, are hereby incorporated by reference.
10.22     Advance, Pledge and Security Agreement, dated April 12,
          2000, by and between the Federal Home Loan Bank of Topeka
          and American Investors Life Insurance Company, Inc., filed as Exhibit 10.48 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.23     Institutional Custody Agreement, dated April 12, 2000, by
          and between the Federal Home Loan Bank of Topeka and
          American Investors Life Insurance Company, Inc., filed as
          Exhibit 10.49 on Form 10-Q, dated May 15, 2000, is hereby
          incorporated by reference.
10.24     Line of Credit Application, dated April 12, 2000, by and
          between the Federal Home Loan Bank of Topeka and American
          Investors Life Insurance Company, Inc., filed as Exhibit
          10.50 on Form 10-Q, dated May 15, 2000, is hereby
          incorporated by reference.
10.25     Stock Purchase Agreement, dated February 1, 2000, by and
          among AmVestors Financial Corporation, Creative Marketing
          International Corporation and the Stockholders of Creative
          Marketing International Corporation, filed as Exhibit 10.51 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.26     Stock Purchase Agreement, dated February 23, 2000, by and
          among American Investors Sales Group, Inc., Community Bank
          Marketing, Inc. and Community Financial Services, Inc.,
          filed as Exhibit 10.52 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.27     Agreement for Advances, Pledge and Security Agreement, dated
          March 12, 1992, by and between Central Life Assurance
          Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.28     Agreement for Advances, Pledge and Security Agreement, dated
          September 1, 1995, by and between American Vanguard Life
          Insurance Company and the Federal Home Loan Bank of Des
          Moines, filed as Exhibit 10.54 on Form 10-Q, dated May 15,
          2000, is hereby incorporated by reference.
10.29     Agreement and Plan of Merger, dated September 30, 1998, by and among AmVestors Financial Corporation, Senior Benefit
          Services of Kansas, Inc., Senior Benefit Services Insurance
          Agency, Inc., National Senior Benefit Services, Inc. and
          Richard McCarter, filed as Exhibit 10.55 on Form 10-Q, dated
          May 15, 2000, is hereby incorporated by reference.
10.30     Affirmation Agreement to Facility and Guaranty Agreement
          dated February 12, 1999 by American Mutual Holding Company, survivor of a merger with AmerUs Life Holdings, Inc. in
          favor of the Agent and the Lenders, dated September 20,
          2000, filed as Exhibit 10.58 on Form 10-Q, dated November
          14, 2000, is hereby incorporated by reference.
10.31     Amendment to Facility and Guaranty Agreement dated February
          12, 1999 among The First National Bank of Chicago and AmerUs
          Group Co., dated September 20, 2000, filed as Exhibit 10.59 on Form 10-Q, dated November 14, 2000, is hereby
          incorporated by reference.
10.32     Acknowledgement and Assumption Agreement to Credit Agreement
          dated October 23, 1997, among American Mutual Holding
          Company and The Chase Manhattan Bank, as Administrative
          Agent for Various Lender Institutions, dated September 20,
          2000, filed as Exhibit 10.60 on Form 10-Q, dated November
          14, 2000, is hereby incorporated by reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.33     AmerUs Group Co. 2000 Stock Incentive Plan, dated November
          15, 2000, filed as Exhibit 99.9 to the registration
          statement of AmerUs Group Co. on Form S-8, Registration
          Number 333-50030, is hereby incorporated by reference.
10.34     Employment Agreement between Indianapolis Life Insurance
          Company and Larry R. Prible dated May 11, 2000, filed as
          Exhibit 10.44 on Form 10-Q, dated November 13, 2001, is
          hereby incorporated by reference.
10.35*    Credit Agreement dated December 12, 2001, among AmerUs Group
          Co., Various Lending Institutions, the Bank of New York,
          Mellon Bank N.A., and Fleet National Bank as Co-Arrangers
          and J P Morgan Chase Bank as Administrative Agent and
          Co-Arranger.
12*       Computation of Ratios of Earnings to Fixed Charges.
16.1      Letter re Change in Certifying Accountant, filed as Exhibit
          16.1 on Form 10-K dated March 9, 2001, is hereby
          incorporated by reference.
21.1*     List of Subsidiaries of the Registrant.
23.1*     Consent of Ernst & Young LLP.
23.2*     Consent of KPMG LLP.
99.1      Retirement Agreement, dated March 14, 2000, by and between
          Victor N. Daley and AmerUs Life Holdings, Inc., filed as
          Exhibit 99.8 on Form 10-Q, dated May 15, 2000, is hereby
          incorporated by reference.
99.2      First Amendment to Employment Agreement, dated as of April
          15, 1999, to the Employment Agreement dated as of September
          19, 1997, among Mark V. Heitz, AmVestors Financial
          Corporation, American Investors Life Insurance Company,
          Inc., AmVestors Investment Group, Inc., American Investors
          Sales Group, Inc., and AmerUs Life Holdings, Inc., filed as
          Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.3      Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and AmerUs Life Holdings, Inc., filed as Exhibit 99.5 on 10-Q dated August 13, 1999, is hereby
          incorporated by reference.
99.4      Form of Supplemental Benefit Agreement, dated as of April
          15, 1999, among AmerUs Life Holdings, Inc. and Victor N.
          Daley, Michael G. Fraizer, Thomas C. Godlasky and Gary R.
          McPhail, filed as Exhibit 99.6 on Form 10-Q dated August 13,
          1999, is hereby incorporated by reference.
99.5      Amended and Restated Employment Agreement, dated as of April
          15, 1999, among Marcia S. Hanson and AmerUs Life Holdings,
          Inc., filed as Exhibit 99.7 on Form 10-Q dated August 13,
          1999, is hereby incorporated by reference.
99.6      Agreement and Release, dated as of December 31, 1999, by and between Marcia S. Hanson, AmerUs Life Holdings, Inc.,
          Registrant, American Mutual Holding Company, and all of
          their respective subsidiaries and affiliates, filed as
          Exhibit 99.6 on Form 10-K, dated March 8, 2000, is hereby
          incorporated by reference.
99.7      Form of Supplemental Benefit Agreement, dated as of February
          7, 2000, among AmerUs Life Holdings, Inc. and Victor N.
          Daley, Michael G. Fraizer, Thomas C. Godlasky and Gary R.
          McPhail, filed as Exhibit 99.7 on Form 10-K, dated March 8,
          2000 is hereby incorporated by reference.

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

                                          AMERUS GROUP CO.

                                          /s/ ROGER K. BROOKS
                                          --------------------------------------
                                          Roger K. Brooks
                                          Chairman, President and Chief
                                          Executive Officer

Date: March 15, 2002

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of AmerUs Group Co., hereby severally and individually constitute and appoint Melinda S. Urion, Brenda J. Cushing and James A. Smallenberger, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done on the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by or said attorneys and agents or each of them to any and all such amendments and instruments.

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




           /s/ MELINDA S. URION               Executive Vice President and Chief Financial Officer
------------------------------------------    (principal financial officer)
             Melinda S. Urion




          /s/ BRENDA J. CUSHING               Senior Vice President and Controller (principal
------------------------------------------    accounting officer)
            Brenda J. Cushing




            /s/ JOHN R. ALBERS                Director
------------------------------------------
              John R. Albers




           /s/ JOSEPH A. BORGEN               Director
------------------------------------------
             Joseph A. Borgen




           /s/ MALCOLM CANDLISH               Director
------------------------------------------
             Malcolm Candlish




        /s/ ALECIA A. DECOUDREAUX             Director
------------------------------------------
          Alecia A. DeCoudreaux





          /s/ THOMAS F. GAFFNEY               Director
------------------------------------------
            Thomas F. Gaffney




         /s/ RALPH W. LASTER, JR.             Director
------------------------------------------
           Ralph W. Laster, Jr.




                                              Director
------------------------------------------
           John W. Norris, Jr.




         /s/ ANDREW J. PAINE, JR.             Director
------------------------------------------
           Andrew J. Paine, Jr.




            /s/ JACK C. PESTER                Director
------------------------------------------
              Jack C. Pester




             /s/ JOHN A. WING                 Director
------------------------------------------
               John A. Wing




          /s/ F. A. WITTERN, JR.              Director
------------------------------------------
            F. A. Wittern, Jr.

                                AMERUS GROUP CO.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports...............................    F-2 through F-3
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    F-4 through F-5
Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999..........................                F-6
Consolidated Statements of Comprehensive Income (Loss) for
  the Years Ended December 31, 2001, 2000 and 1999..........                F-7
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............    F-8 through F-9
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................  F-10 through F-11
Notes to Consolidated Financial Statements..................  F-12 through F-54

     Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  AmerUs Group Co.

     We have audited the accompanying consolidated balance sheet of AmerUs Group Co. as of December 31, 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AmerUs Group Co. as of December 31, 2000 and for each of the two years in the period then ended, were audited by other auditors whose report dated February 5, 2001, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerUs Group Co. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and its method of accounting for its closed block of business.

                                            /s/ Ernst & Young LLP

Des Moines, Iowa
February 5, 2002

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  AmerUs Group Co.:

     We have audited the accompanying consolidated balance sheet of AmerUs Group Co. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerUs Group Co. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ KPMG LLP

Des Moines, Iowa
February 5, 2001

                                AMERUS GROUP CO.

                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                      DECEMBER 31,
                                                               --------------------------
                                                                  2001           2000
                                                               -----------    -----------
                                                                              (RESTATED)
                           ASSETS

Investments:
  Securities available-for-sale, at fair value:
     Fixed maturity securities..............................   $11,037,425    $ 8,261,647
     Equity securities......................................        55,865        152,903
     Short-term investments.................................        14,881         20,861
  Securities held for trading purposes, at fair value:
     Fixed maturity securities..............................     2,175,106             --
     Equity securities......................................        12,013             --
     Short-term investments.................................         4,212             --
  Mortgage Loans............................................       944,532        534,857
  Real estate...............................................         1,405          3,226
  Policy loans..............................................       506,318        312,662
  Other investments.........................................       300,676        320,650
                                                               -----------    -----------
     Total investments......................................    15,052,433      9,606,806
Cash and cash equivalents...................................       179,376         65,485
Accrued investment income...................................       174,238        114,034
Premiums, fees and other receivables........................         9,920          9,652
Reinsurance receivables.....................................       732,030        318,356
Deferred income taxes.......................................       642,680        437,312
Value of business acquired..................................       583,829        468,430
Goodwill....................................................       195,484        183,491
Property and equipment......................................        83,221         56,101
Deferred income taxes.......................................        12,140             --
Other assets................................................       270,888        179,469
Separate account assets.....................................       328,385             --
Assets of discontinued operations...........................        34,528         32,386
                                                               -----------    -----------
     Total assets...........................................   $18,299,152    $11,471,522
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                      DECEMBER 31,
                                                               --------------------------
                                                                  2001           2000
                                                               -----------    -----------
                                                                              (RESTATED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Policy reserves and policyowner funds:
     Future life and annuity policy benefits................   $15,102,001    $ 9,482,625
     Policyowner funds......................................       432,941        325,251
                                                               -----------    -----------
                                                                15,534,942      9,807,876
  Accrued expenses and other liabilities....................       488,949        216,451
  Dividends payable to policyowners.........................       221,224        167,741
  Policy and contract claims................................        33,147         11,890
  Income taxes payable......................................        45,809          8,825
  Deferred income taxes.....................................            --          2,660
  Notes and contracts payable...............................       315,574        215,627
  Separate account liabilities..............................       328,385             --
  Liabilities of discontinued operations....................        23,551         14,806
                                                               -----------    -----------
     Total liabilities......................................    16,991,581     10,445,876
Company-obligated mandatorily redeemable preferred capital
  securities of subsidiary trusts holding solely junior
  subordinated debentures of the Company....................        69,054        197,691
Stockholders' equity:
  Preferred Stock, no par value, 20,000,000 shares
     authorized, none issued................................            --             --
  Common Stock, no par value, 230,000,000 shares authorized;
     41,759,450 shares issued and outstanding in 2001 (net
     of 1,746,548 treasury shares) and 30,011,034 shares
     issued and outstanding in 2000.........................        41,759         30,011
  Paid-in capital...........................................     1,122,853        809,894
  Accumulated other comprehensive income (loss).............        12,669        (17,188)
  Unearned compensation.....................................          (727)          (146)
  Unallocated ESOP shares...................................          (224)          (683)
  Retained earnings.........................................        62,187          6,067
                                                               -----------    -----------
     Total stockholders' equity.............................     1,238,517        827,955
                                                               -----------    -----------
     Total liabilities and stockholders' equity.............   $18,299,152    $11,471,522
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
                                                                     (RESTATED)     (RESTATED)
Revenues:
  Insurance premiums..............................    $   313,650    $   274,207    $   278,965
  Universal life and annuity product charges......        146,055         99,940         90,797
  Net investment income...........................        873,174        699,525        665,397
  Realized/unrealized (losses) on investments.....        (90,629)       (28,975)        (1,402)
  Other income....................................         45,204         34,575         20,291
                                                      -----------    -----------    -----------
                                                        1,287,454      1,079,272      1,054,048
                                                      -----------    -----------    -----------
Benefits and expenses:
  Policyowner benefits............................        760,748        632,413        640,641
  Underwriting, acquisition and other expenses....        140,471        123,467        120,775
  Demutualization costs...........................            969         11,265          7,062
  Restructuring costs.............................          8,566             --             --
  Amortization of deferred policy acquisition
     costs and value of business acquired.........        132,899         92,750         88,117
  Dividends to policyowners.......................         98,945         74,338         70,777
                                                      -----------    -----------    -----------
                                                        1,142,598        934,233        927,372
                                                      -----------    -----------    -----------
Income from continuing operations.................        144,856        145,039        126,676
Interest expense..................................         26,011         29,723         28,983
                                                      -----------    -----------    -----------
Income before income tax expense and minority
  interest........................................        118,845        115,316         97,693
Income tax expense................................         39,522         42,516         33,654
Minority interest.................................             --         21,677         28,107
                                                      -----------    -----------    -----------
Net income from continuing operations.............         79,323         51,123         35,932
Discontinued operations (net of tax):
  Income from discontinued operations.............          1,820            717          2,504
                                                      -----------    -----------    -----------
Net income before cumulative effect of change in
  accounting for derivatives......................         81,143         51,840         38,436
Cumulative effect of change in accounting for
  derivatives, net of tax.........................         (8,236)            --             --
                                                      -----------    -----------    -----------
Net income........................................    $    72,907    $    51,840    $    38,436
                                                      ===========    ===========    ===========
Net income from continuing operations per common
  share:
  Basic...........................................    $      2.15    $      2.44    $      2.07
                                                      ===========    ===========    ===========
  Diluted.........................................    $      2.12    $      2.43    $      2.06
                                                      ===========    ===========    ===========
Net income from discontinued operations per common
  share:
  Basic...........................................    $      0.05    $      0.03    $      0.14
                                                      ===========    ===========    ===========
  Diluted.........................................    $      0.05    $      0.03    $      0.14
                                                      ===========    ===========    ===========
Net income per common share:
  Basic...........................................    $      1.97    $      2.48    $      2.21
                                                      ===========    ===========    ===========
  Diluted.........................................    $      1.95    $      2.46    $      2.20
                                                      ===========    ===========    ===========
Weighted average common shares outstanding:
  Basic...........................................     36,949,198     20,922,371     17,390,165
                                                      ===========    ===========    ===========
  Diluted.........................................     37,453,428     21,035,518     17,467,132
                                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               2001         2000          1999
                                                             --------    ----------    ----------
                                                                         (RESTATED)    (RESTATED)
Net income.................................................  $ 72,907     $ 51,840      $ 38,436
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
     Transfer related to unrealized gain on
       available-for-sale securities reclassified to
       trading.............................................      (662)          --            --
     Unrealized holding gains (losses) arising during
       period..............................................    31,298       92,221      (204,164)
     Less: Reclassification adjustment for (losses)
       included in net income..............................   (14,792)     (15,994)       (8,909)
     Minimum pension liability adjustment..................    (3,587)          --         1,478
                                                             --------     --------      --------
  Other comprehensive income (loss), before tax............    41,841      108,215      (193,777)
  Income tax (expense) benefit related to items of other
     comprehensive income..................................   (14,645)     (37,875)       67,822
                                                             --------     --------      --------
                                                               27,196       70,340      (125,955)
  Amounts attributable to:
     Minority interest.....................................        --      (19,580)       69,194
     Change in accounting for derivatives..................     2,661           --            --
                                                             --------     --------      --------
Other comprehensive income (loss), net of taxes............    29,857       50,760       (56,761)
                                                             --------     --------      --------
Comprehensive income (loss)................................  $102,764     $102,600      $(18,325)
                                                             ========     ========      ========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               DECEMBER 31, 2001
                                ($ IN THOUSANDS)

                                                        ACCUMULATED
                                                           OTHER
                                          ADDITIONAL   COMPREHENSIVE                  UNALLOCATED
                                COMMON     PAID-IN        INCOME         UNEARNED        ESOP       UNASSIGNED   RETAINED
                                 STOCK     CAPITAL        (LOSS)       COMPENSATION     SHARES       SURPLUS     EARNINGS
                                -------   ----------   -------------   ------------   -----------   ----------   --------
Balance at December 31, 1998:
As previously reported........  $    --   $       --      $16,329         $(137)        $    --     $ 800,869    $     --
Reclassification of unrealized
  gain to dividends payable in
  connection with adoption of
  SOP 00-3....................       --           --      (27,516)           --              --            --          --
                                -------   ----------      -------         -----         -------     ---------    --------
As restated...................       --           --      (11,187)         (137)             --       800,869          --
1999:
Net income....................       --           --           --            --              --        38,436          --
Net unrealized (loss) on
  securities..................       --           --      (57,911)           --              --            --          --
Stock issued under various
  incentive plans, net of
  forfeitures.................       --           --           --           (48)             --           473          --
Retirement of
  company-obligated
  mandatorily redeemable
  preferred capital
  securities..................       --           --           --            --              --           205          --
Adoption of leveraged ESOP....       --           --           --            --          (1,028)           --          --
Allocation of shares in
  leveraged ESOP..............       --           --           --            --             231            74          --
Minimum pension liability.....       --           --          960            --              --            --          --
Minority interest ownership
  changes.....................       --           --          190            (2)             --           905          --
                                -------   ----------      -------         -----         -------     ---------    --------
Balance at December 31,
  1999........................       --           --      (67,948)         (187)           (797)      840,962          --
2000:
Net income....................       --           --           --            --              --        33,801      18,039
Net unrealized gain (loss) on
  securities..................       --           --       50,937            --              --            --          --
Stock issued under various
  incentive plans, net of
  forfeitures.................        6          169           --           105              --           273          --
Dividends declared on common
  stock.......................       --           --           --            --              --            --     (11,972)
Allocation of shares in
  leveraged ESOP..............       --          600           --            --             695            --          --
Minority interest ownership
  changes.....................       --           --         (177)           --              (2)           94          --
Acquisition of minority
  interest....................   12,615      285,405           --            --              --            --          --
Demutualization of AmerUs
  Group.......................   17,390      518,535           --           (64)           (579)     (875,130)         --
Other.........................       --        5,185           --            --              --            --          --
                                -------   ----------      -------         -----         -------     ---------    --------
Balance at December 31,
  2000........................   30,011      809,894      (17,188)         (146)           (683)           --       6,067


                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                -------------
Balance at December 31, 1998:
As previously reported........   $  817,061
Reclassification of unrealized
  gain to dividends payable in
  connection with adoption of
  SOP 00-3....................      (27,516)
                                 ----------
As restated...................      789,545
1999:
Net income....................       38,436
Net unrealized (loss) on
  securities..................      (57,911)
Stock issued under various
  incentive plans, net of
  forfeitures.................          425
Retirement of
  company-obligated
  mandatorily redeemable
  preferred capital
  securities..................          205
Adoption of leveraged ESOP....       (1,028)
Allocation of shares in
  leveraged ESOP..............          305
Minimum pension liability.....          960
Minority interest ownership
  changes.....................        1,093
                                 ----------
Balance at December 31,
  1999........................      772,030
2000:
Net income....................       51,840
Net unrealized gain (loss) on
  securities..................       50,937
Stock issued under various
  incentive plans, net of
  forfeitures.................          553
Dividends declared on common
  stock.......................      (11,972)
Allocation of shares in
  leveraged ESOP..............        1,295
Minority interest ownership
  changes.....................          (85)
Acquisition of minority
  interest....................      298,020
Demutualization of AmerUs
  Group.......................     (339,848)
Other.........................        5,185
                                 ----------
Balance at December 31,
  2000........................      827,955

                                AMERUS GROUP CO.

                               DECEMBER 31, 2001
                                ($ IN THOUSANDS)

                                                        ACCUMULATED
                                                           OTHER
                                          ADDITIONAL   COMPREHENSIVE                  UNALLOCATED
                                COMMON     PAID-IN        INCOME         UNEARNED        ESOP       UNASSIGNED   RETAINED
                                 STOCK     CAPITAL        (LOSS)       COMPENSATION     SHARES       SURPLUS     EARNINGS
                                -------   ----------   -------------   ------------   -----------   ----------   --------
2001:
Net income....................       --           --           --            --              --            --      72,907
Change in accounting for
  derivatives.................       --           --        2,661            --              --            --          --
Transfer related to unrealized
  gain on available-for-sale
  securities reclassified to
  trading.....................       --           --         (430)           --              --            --          --
Net unrealized gain (loss) on
  securities..................       --           --       35,891            --              --            --          --
Net unrealized gain (loss) on
  derivatives designated as
  cash flow hedges............       --           --       (5,933)           --              --            --          --
Stock issued under various
  incentive plans, net of
  forfeitures.................      338        8,921           --          (581)             --            --          --
Dividends declared on common
  stock.......................       --           --           --            --              --            --     (16,787)
Purchase of treasury stock....   (1,406)     (43,579)          --            --              --            --          --
Acquisition of ILICO..........    9,047      223,358           --            --              --            --          --
Conversion of
  company-obligated
  mandatorily redeemable
  preferred capital
  securities..................    3,769      123,779           --            --              --            --          --
Allocation of shares in
  leveraged ESOP..............       --          480           --            --             459            --          --
Minimum pension liability
  adjustment..................       --           --       (2,332)           --              --            --          --
                                -------   ----------      -------         -----         -------     ---------    --------
Balance at December 31,
  2001........................  $41,759   $1,122,853      $12,669         $(727)        $  (224)    $      --    $ 62,187
                                =======   ==========      =======         =====         =======     =========    ========


                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                -------------
2001:
Net income....................       72,907
Change in accounting for
  derivatives.................        2,661
Transfer related to unrealized
  gain on available-for-sale
  securities reclassified to
  trading.....................         (430)
Net unrealized gain (loss) on
  securities..................       35,891
Net unrealized gain (loss) on
  derivatives designated as
  cash flow hedges............       (5,933)
Stock issued under various
  incentive plans, net of
  forfeitures.................        8,678
Dividends declared on common
  stock.......................      (16,787)
Purchase of treasury stock....      (44,985)
Acquisition of ILICO..........      232,405
Conversion of
  company-obligated
  mandatorily redeemable
  preferred capital
  securities..................      127,548
Allocation of shares in
  leveraged ESOP..............          939
Minimum pension liability
  adjustment..................       (2,332)
                                 ----------
Balance at December 31,
  2001........................   $1,238,517
                                 ==========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                      (RESTATED)    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..........................................  $    72,907   $    51,840   $    38,436
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of change in accounting for
       derivatives....................................        8,236            --            --
     Policyowner assessments on universal life and
       annuity products...............................     (121,547)      (72,952)      (67,405)
     Interest credited to policyowner account
       balances.......................................      392,663       310,175       325,940
     Change in option value of equity-indexed products
       and market value adjustments on total return
       strategy annuities.............................      (52,747)           --            --
     Realized/unrealized (gains) losses on
       investments....................................       90,629        28,975         1,402
     Goodwill amortization............................        8,324         8,259         7,403
     VOBA amortization................................       83,520        41,974        32,604
     Minority interest................................           --        21,677        28,107
  Change in:
     Accrued investment income........................       (6,891)       (6,889)      (10,799)
     Reinsurance receivables..........................     (123,569)       (3,929)       11,479
     Securities held for trading purposes:
       Fixed maturities...............................       49,329            --            --
       Equity securities..............................      (11,342)           --            --
       Short-term investments.........................       (4,186)           --            --
     Deferred policy acquisition costs................     (269,274)     (142,297)      (97,740)
     Liabilities for future policy benefits...........       54,746       133,371       354,839
     Accrued expenses and other liabilities...........      (64,984)       10,919       (26,149)
     Policy and contract claims and other policyowner
       funds..........................................      (48,423)       (5,500)       (1,036)
     Income taxes:
       Current........................................       39,092       (12,563)        7,271
       Deferred.......................................       (7,914)       20,691        14,405
  Other, net..........................................        8,545       (10,500)      122,450
                                                        -----------   -----------   -----------
     Net cash provided by operating activities........       97,114       373,251       741,207
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed maturities available-for-sale.....   (4,673,375)   (1,954,326)   (4,374,512)
  Proceeds from sale of fixed maturities
     available-for-sale...............................    2,745,381       949,325     2,806,876
  Maturities, calls and principal reductions of fixed
     maturities available-for-sale....................    1,006,631       690,060     1,103,762
  Purchase of equity securities.......................      (51,190)     (141,532)     (214,060)
  Proceeds from sale of equity securities.............       57,013        30,933       229,101
  Change in short-term investments, net...............        5,656       (22,353)       31,148
  Purchase of loans...................................     (150,143)      (90,964)     (176,997)
  Proceeds from repayment and sale of loans...........      118,479       202,270       208,232
  Purchase of real estate and other invested assets...     (104,438)     (104,284)     (113,992)
  Proceeds from sale of real estate and other invested
     assets...........................................       48,417       122,113        53,642
  Change in policy loans, net.........................        3,883       (14,763)       (5,247)
  Other assets, net...................................      (75,997)     (104,999)       (8,667)
  Acquisitions, net of cash acquired..................      156,925            --
  Purchase of minority interest.......................           --          (969)       (8,181)
                                                        -----------   -----------   -----------
     Net cash (used in) investing activities..........     (912,758)     (439,489)     (468,895)
                                                        -----------   -----------   -----------

                                AMERUS GROUP CO.

                                ($ IN THOUSANDS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                      (RESTATED)    (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deposits to policyowner account balances............    2,137,698     1,567,284     1,045,060
  Withdrawals from policyowner account balances.......   (1,231,109)   (1,435,150)   (1,177,981)
  Change in debt, net.................................       74,947        19,364        28,075
  Dividends to shareholders...........................      (16,787)      (13,240)       (5,171)
  Stock issued under various incentive plans, net of
     forfeitures......................................        8,678            --            --
  Purchase of treasury stock..........................      (44,985)           --            --
  Retirement and conversion of company-obligated
     mandatorily redeemable capital securities........          154            --        (1,523)
  Adoption and allocation of shares in leveraged
     ESOP.............................................          939         1,295        (1,250)
  Cash paid for demutualization distribution..........           --      (306,168)           --
  Other, net..........................................           --           640            --
                                                        -----------   -----------   -----------
     Net cash provided by (used in) financing
       activities.....................................      929,535      (165,975)     (112,790)
                                                        -----------   -----------   -----------
     Net increase (decrease) in cash..................      113,891      (232,213)      159,522
Cash and cash equivalents at beginning of period......       65,485       297,698       138,176
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of period............  $   179,376   $    65,485   $   297,698
                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
  Interest paid.......................................  $    29,325   $    39,415   $    31,998
                                                        ===========   ===========   ===========
  Income taxes paid...................................  $     1,914   $     4,043   $     6,137
                                                        ===========   ===========   ===========
DETAILS OF ACQUISITION:
  Fair value of assets acquired.......................  $ 5,676,350   $        --   $        --
  Liabilities assumed.................................    5,349,908            --            --
                                                        -----------   -----------   -----------
  Carrying value of acquisitions......................      326,442            --            --
  Common stock issued.................................     (232,405)           --            --
  Accrual of cash payout component of purchase
     price............................................       (9,000)           --            --
  Preliminary investment in ILGC......................      (77,200)
  Acquisition costs previously paid...................       (2,857)
                                                        -----------   -----------   -----------
  Cash paid...........................................        4,980            --            --
  Less: Cash acquired.................................      161,905            --            --
                                                        -----------   -----------   -----------
  Net cash (received in) acquisitions.................  $  (156,925)  $        --   $        --
                                                        ===========   ===========   ===========
DETAILS OF ACQUISITION OF MINORITY INTEREST:
  Minority interest ownership in assets acquired......  $        --   $ 4,750,145   $        --
  Minority interest ownership of liabilities
     assumed..........................................           --     4,499,238            --
                                                        -----------   -----------   -----------
  Fair value of minority interest acquired............           --       250,907            --
  Allocation of excess costs of acquiring the minority
     interest over the fair value of identifiable
     assets less liabilities..........................           --        47,113            --
                                                        -----------   -----------   -----------
  Value of common stock issued to acquire minority
     interest.........................................  $        --   $   298,020   $        --
                                                        ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     AmerUs Group Co. (Company) is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in all 50 states, the District of Columbia and the U.S. Virgin Islands. The Company also owns a real estate management company through which it conducts limited real estate management, development, syndication and marketing activities. The Company has two reportable operating segments: Life Insurance and Annuities. The Life Insurance segment's primary product offerings consist of whole life, interest-sensitive whole life, equity-indexed life, universal life and term life insurance policies. The primary product offerings of the Annuity segment are fixed annuities.

     The Company sold certain lines of business and made the decision to exit certain other businesses in 1998. These businesses are referred to as discontinued operations and include the following activities: banking, residential real estate brokerage, residential land development, and mortgage banking.

DEMUTUALIZATION

     The Company was formerly known as American Mutual Holding Company (AMHC) and was a mutual insurance holding company whose principal asset was a 58% interest in AmerUs Life Holdings, Inc. (ALHI). Public stockholders owned the remaining 42% interest in ALHI (Minority Interest). ALHI was a holding company which directly or indirectly owned three principal life insurance subsidiaries:
AmerUs Life Insurance Company (ALIC), American Investors Life Insurance Company, Inc. (American) and Delta Life and Annuity Company (Delta). On September 20, 2000, AMHC converted to stock form, changed its name to AmerUs Group Co. and acquired the Minority Interest of ALHI by issuing AmerUs Group Co. common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI merged into the Company simultaneously with the stock exchange.

     Prior to the conversion of the Company to a stock form, the Company was owned by individuals and entities who held insurance policies or annuity contracts issued by ALIC (Members). In the conversion, which is referred to as a demutualization, the Company distributed cash, policy credits and its newly issued common stock to its Members in exchange for their membership interests. The value of the distribution totaled approximately $792 million.

     The acquisition of the ALHI Minority Interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company's results of operations on the line titled minority interest on the Company's consolidated statements of income. From the acquisition date forward, the Company's results of operations include 100% of these earnings.

CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with Generally Accepted Accounting Principles (GAAP) which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

     The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally, ALIC, AmerUs Annuity Group Co. (AAG, formerly AmVestors Financial Corporation (AmVestors)) and AmerUs Capital Management Group, Inc. (ACM). The Company and ALIC together own all of ILICO Holdings, Inc. (ILICO), the holding company of

                                AMERUS GROUP CO.

Indianapolis Life Insurance Company (ILIC) and its subsidiaries. As discussed in note 15, ILICO was acquired in May 2001. All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The valuation of financial instruments, derivatives, amortization of deferred policy acquisition costs and value of business acquired, and purchase accounting valuations are areas which involve a high degree of estimation to determine their reported amounts. These areas are described in more detail in the following policies.

     Certain balances for 1999 and 2000 have been reclassified to conform to the 2001 presentation format primarily related to the presentation of the Closed Block with the adoption of the Accounting Standards Executive Committee's Statement of Position 00-3 "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts" (SOP 00-3).

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company includes cash and amounts due from other financial institutions and interest-bearing deposits in other financial institutions purchased with original maturities of three months or less in cash and cash equivalents. Amounts of interest-bearing deposits included as cash equivalents at December 31, 2001 and 2000 were $186.4 million and $85.4 million, respectively.

CLOSED BLOCK

     The Company has established two Closed Blocks of policies: (a) the first on June 30, 1996 in connection with the reorganization of ALIC to a stock company, and (b) the second on March 31, 2001 in connection with the reorganization of ILIC to a stock company (collectively, the Closed Block). Insurance policies which had a dividend scale in effect as of each Closed Block establishment date were included in the Closed Block. The Closed Block was designed to give reasonable assurance to owners of insurance policies that, after the reorganization of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continues. The assets, including revenue therefrom, allocated to the Closed Block will accrue solely to the benefit of the owners of policies included in the Closed Block until the Closed Block is no longer in effect. The Company will continue to pay guaranteed benefits under all policies, including policies included in the Closed Block, in accordance with their terms. In the event that the Closed Block's assets were insufficient to meet the benefits of the Closed Block's guaranteed benefits, general assets would be utilized to meet the contractual benefits of the Closed Block's policyholders.

     Effective January 1, 2001, the Company adopted SOP 00-3. The provisions of SOP 00-3 required the Company to modify its presentation of the Closed Block in its Consolidated Financial Statements to no longer show the operations of the Closed Block and the assets and liabilities of the Closed Block as single line items. In addition, SOP 00-3 required the Company to report unrealized gains and losses on the Closed Block's investments as a component of the Closed Block's policyholder dividend obligation rather than AOCI. As a result, unrealized gains (losses) net of deferred taxes amounting to $6.0 million at December 31, 2000, ($10.7) million at December 31, 1999 and $27.5 million at December 31, 1998 were classified from accumulated other comprehensive income to dividends payable to policyowners. There was no net income effect of adopting SOP 00-3.

                                AMERUS GROUP CO.

INVESTMENTS

     Investments in fixed maturity securities, equity securities and short-term investments that are to be held for indefinite periods of time are reported as securities available-for-sale and are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of these securities are reflected as a component of stockholders' equity, except for certain policies which have specific investments identified and for which valuation changes and related unrealized gains and losses are included in future life and annuity policy benefits. These unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs and value of business acquired. Fixed maturity and equity securities that are bought and held principally to back our total return strategy fixed annuity products are reported as trading securities and are carried at fair value with unrealized gains or losses reported in operations. Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For loan-backed and structured securities included in fixed maturity securities, income is recognized using a constant effective yield based on currently anticipated prepayments.

     Investments are considered impaired when the Company determines that collection of principal or interest is doubtful and adjusts such investments to fair value when it is determined an impairment is other than temporary.

     Market values of fixed maturity securities are reported based on quoted market prices, where available. Market values of fixed maturity securities not actively traded in a liquid market are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Market values of the conversion features embedded in convertible fixed maturity securities is estimated using an option-pricing model. Market values of redeemable preferred stocks and equity securities are based on the latest quoted market prices, or for those not readily marketable, generally at values which are representative of the market values of comparable issues.

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

     The Company has one $250 million fixed separate funding agreement. Under this agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. The funding agreement is secured by assets in the Company's segregated account and is further backed by the general account assets. The segregated assets are legally segregated and are not subject to claims that arise out of any other business of the Company. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but the Company may terminate the agreement at any time.

     Investments in partnerships in which the Company's ownership percentage exceeds 3% and joint ventures are generally accounted for under the equity method whereby the Company initially records the investment at cost. Subsequently, the Company increases or decreases the carrying amount of the investment for its share of income or loss, respectively, of the investee. Investments in partnerships in which the Company's ownership

                                AMERUS GROUP CO.

percentage is less than 3% are generally accounted for under the cost method whereby dividends received by the investee are recognized as income. The Company is primarily a limited partner in such investments. These investments are shown as other investments and totaled approximately $75.1 million and $99.5 million at December 31, 2001 and 2000, respectively.

     Realized gains and losses are included in earnings and are determined using the specific identification method. The carrying value of investments is reduced to its estimated realizable value if a decline in fair value is considered other than temporary with such reduction charged to earnings.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses financial instruments including options, futures, swaps, caps and swaptions to reduce its exposure to changes in interest rates and to manage duration mismatches. The Company also uses call options to hedge equity-indexed annuity products. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. Although the Company is subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company is not a party to leveraged derivatives. Derivative instruments are included in other assets.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. SFAS 133 requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the consolidated balance sheet at fair value. Accounting for gains and losses resulting from changes in the fair values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting.

     Prior to the adoption of SFAS 133, the net interest effect of interest rate swap transactions was recorded as an adjustment to investment income over the periods covered by the agreements. The initial cost of other hedging instruments was amortized over their remaining lives as adjustments to investment income. Certain agreements that hedged assets carried at fair value were also carried at fair value. Any unamortized gains or losses were recognized when the underlying investments were sold.

POLICY ACQUISITION COSTS

     Certain commissions, policy issue and underwriting costs, and other variable costs, including bonus interest, incurred to acquire or renew traditional life insurance, universal life insurance, and annuity products are deferred. The method of amortizing deferred policy acquisition costs for traditional life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company's statutory surplus. Deferred policy acquisition costs for participating traditional life insurance are generally amortized over the life of the policies in proportion to the present value of estimated gross margins. Non-participating traditional life insurance deferred policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance and annuity products, deferred policy acquisition costs are generally amortized in proportion to the present value of estimated gross margins from surrender charges and investment, mortality, and expense margins. The amortization for participating traditional life, universal life, and annuity products is adjusted retrospectively when current or estimated future gross margins on the underlying policies vary from previous estimates. The deferred policy acquisition cost asset is also adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities.

                                AMERUS GROUP CO.

VALUE OF BUSINESS ACQUIRED

     Value of business acquired (VOBA) from insurance companies represents the portion of the purchase price allocated to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. This cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.

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

SEPARATE ACCOUNT

     Separate account assets and liabilities represent funds that are separately administered, principally for variable annuity contracts, and for which the contractholder, rather than the Company, bears the investment risk. Separate account contractholders have no claim against the assets of the general funds of the Company. Separate account assets are reported at fair value. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

RECOGNITION OF REVENUES

     Premiums for traditional life insurance products (including those products with fixed and guaranteed premiums and benefits and which consist principally of whole life insurance policies and certain annuities with life contingencies) are recognized as revenues when due. For limited payment life insurance policies,

                                AMERUS GROUP CO.

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

FUTURE POLICY BENEFITS

     The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.00 percent to 7.50 percent. The weighted average assumed interest rate for all traditional life policy reserves was 4.81 percent in 2001, 4.35 percent in 2000 and 4.33 percent in 1999. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

     Future policy benefit reserves for universal life insurance and annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rates for universal life products were 5.63 percent in 2001, 5.62 percent in 2000 and 5.67 percent in 1999. The range of interest crediting rates for annuity products, excluding bonus interest payouts, was 3.00 to 7.16 percent in 2001 and 4.00 to 7.16 percent in 2000 and 1999.

REINSURANCE

     The Company enters into reinsurance agreements with other companies in the normal course of business. The Company may assume reinsurance or cede reinsurance to other companies. Premiums and expenses are reported net of reinsurance ceded. The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

PARTICIPATING POLICIES

     Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Approximately 66 percent in 2001 and 100 percent in 2000 of traditional life policies are currently paying dividends and traditional life policies represent approximately 69 percent in 2001 and 65 percent in 2000 of the Company's individual life policies in force (based on face amounts).

STOCK-BASED COMPENSATION

     The Company accounts for stock based compensation in accordance with APB Opinion 25 in its consolidated financial statements and has disclosed proforma net income and earnings per share information as required by SFAS 123, "Accounting for Stock-Based Compensation."

                                AMERUS GROUP CO.

GUARANTY FUND ASSESSMENTS

     The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 2001 and 2000, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies net of estimated recoveries of premium tax offsets.

BENEFIT PLAN COSTS

     The Company accounts for its pension benefits and other post retirement benefits other than pensions, including medical and life insurance, using the full accrual method.

INCOME TAXES

     The Company and its non-life insurance subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns. The separate return method is used to compute the Company's provision for allocating federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled ($14.8) million, ($16.0) million and ($8.9) million in 2001, 2000 and 1999, respectively.

EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants and is calculated using the treasury stock method.

TREASURY STOCK

     The Company accounts for its treasury stock using the par value method. Shares purchased for treasury are not retired and are reissued as needed. Common stock and paid-in capital are presented net of treasury stock of $1.7 million and $56.2 million, respectively, at December 31, 2001.

EMERGING ACCOUNTING MATTERS

SFAS 141 AND SFAS 142

     In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business acquisition must meet to be recognized apart from goodwill. SFAS 142 will require goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually. In addition, a reassessment of useful lives and residual values of all intangible assets will be required. Any transitional impairment loss will

                                AMERUS GROUP CO.

be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income as of January 1, 2002.

     At December 31, 2001, the Company had unamortized goodwill of $195.5 million. Amortization expense related to goodwill was $8.3 million for 2001. The Company does not anticipate a material impact to the consolidated financial statements as a result of adopting SFAS 141 and 142. The Company will have one year following adoption to determine the amount of any impairment.

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

     The potential also exists for changes in the legal or regulatory environment in which the Company operates, which can create additional costs and expenses not anticipated by the Company in pricing its products. In other words, regulatory initiatives or new legal theories may create costs for the Company beyond those recorded in the financial statements. The Company mitigates this risk by operating in a geographically diverse area, which reduces its exposure to any single jurisdiction, closely monitoring the regulatory environment to anticipate changes and by using underwriting practices which identify and minimize the potential adverse impact of this risk.

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

                                AMERUS GROUP CO.

(2) CLOSED BLOCK

     The Closed Block is presented on a pre-tax basis and accordingly does not include current or deferred taxes. Summarized financial information of the Closed Block as of December 31, 2001, 2000 and 1999 and for the years then ended is as follows:

                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            2001          2000          1999
                                                         ----------    ----------    ----------
                                                                    ($ IN THOUSANDS)
LIABILITIES:
Future life and annuity policy benefits...............   $2,835,423    $1,654,784    $1,581,923
Policyowner funds.....................................        4,656         5,081         5,445
Accrued expenses and other liabilities................       69,678        36,621         3,549
Dividends payable to policyowners.....................      154,139       138,991       136,553
Policy and contract claims............................        8,843         5,495         8,130
Policyowner dividend obligation.......................       61,486        24,916            --
                                                         ----------    ----------    ----------
     Total Liabilities................................    3,134,225     1,865,888     1,735,600
                                                         ----------    ----------    ----------
ASSETS:
Fixed maturity securities (amortized cost
  2001 -- $1,785,042; 2000 -- $1,182,324;
  1999 -- $1,133,717).................................    1,829,060     1,191,592     1,087,672
Loans.................................................      105,901            --            --
Policy loans..........................................      363,981       201,092       188,035
Other investments.....................................        4,653         2,934           602
Cash and cash equivalents.............................       18,382         3,025         5,910
Accrued investment income.............................       32,396        16,811        14,949
Premiums and fees receivable..........................       22,414         7,062           957
Other assets..........................................       41,827        41,885        17,356
                                                         ----------    ----------    ----------
     Total Assets.....................................    2,418,614     1,464,401     1,315,481
                                                         ----------    ----------    ----------
Maximum future earnings to be recognized from assets
  and liabilities of the Closed Block.................   $  715,611    $  401,487    $  420,119
                                                         ==========    ==========    ==========
CHANGE IN POLICYOWNER DIVIDEND OBLIGATION:
Balance at beginning of year..........................   $   24,916    $       --    $   57,957
Impact on net income before income taxes..............        1,820          (783)          806
Unrealized investment gains (losses)..................       34,750        25,699       (58,763)
                                                         ----------    ----------    ----------
Balance at end of year................................   $   61,486    $   24,916    $       --
                                                         ==========    ==========    ==========
OPERATIONS:
Insurance premiums....................................   $  220,291    $  185,350    $  189,444
Universal life and annuity product charges............       12,200        12,485        12,463
Net investment income.................................      132,402        97,952        87,780
Realized gains (losses) on investments................        8,719          (695)         (380)
Policyowner benefits..................................     (239,688)     (200,850)     (193,482)
Underwriting, acquisition and other expenses..........       (5,958)       (1,415)       (4,408)
Dividends to policyowners.............................      (91,609)      (68,324)      (66,251)
                                                         ----------    ----------    ----------
Contribution from the Closed Block before income
  taxes...............................................   $   36,357    $   24,503    $   25,166
                                                         ==========    ==========    ==========

                                AMERUS GROUP CO.

                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            2001          2000          1999
                                                         ----------    ----------    ----------
                                                                    ($ IN THOUSANDS)
MAXIMUM FUTURE EARNINGS FROM CLOSED BLOCK ASSETS AND
  LIABILITIES:
Beginning of year.....................................   $  401,487    $  420,119    $  409,701
Pretax contribution from the Closed Block.............      (36,357)      (24,503)      (25,166)
Federal income taxes funded by the Closed Block.......        5,336        21,492         5,970
Acquisition of Minority Interest adjustment...........           --        13,993            --
Establishment of ILICO Closed Block...................      345,145            --            --
Unrealized losses limited to zero policyowner dividend
  obligation..........................................           --       (29,614)       29,614
                                                         ----------    ----------    ----------
Balance at end of year................................   $  715,611    $  401,487    $  420,119
                                                         ==========    ==========    ==========

(3) INVESTMENTS

     The Company's investments at December 31, 2001 and 2000 classified as securities available-for-sale and securities held for trading purposes are summarized as follows (the amortized cost for securities held for trading purposes represents carrying value):

                                                                       2001
                                                ---------------------------------------------------
                                                                GROSS        GROSS
                                                 AMORTIZED    UNREALIZED   UNREALIZED
                                                   COST         GAINS        LOSSES     FAIR VALUE
                                                -----------   ----------   ----------   -----------
                                                                 ($ IN THOUSANDS)
FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE:
  Corporate bonds.............................  $ 7,236,357    $228,831     $110,355    $ 7,354,833
  U.S. government bonds.......................      484,923      21,378          277        506,024
  State and political subdivisions............       45,729       2,619           --         48,348
  Foreign government bonds....................      128,785       7,467        2,083        134,169
  Asset-backed bonds..........................      773,648      14,897       44,866        743,679
  Mortgage-backed bonds.......................    2,057,230      42,578        4,940      2,094,868
  Redeemable preferred stock..................      174,580       1,810       20,886        155,504
                                                -----------    --------     --------    -----------
     Total fixed maturities
       available-for-sale.....................   10,901,252     319,580      183,407     11,037,425
                                                -----------    --------     --------    -----------
FIXED MATURITY SECURITIES HELD FOR TRADING
  PURPOSES:
  Corporate bonds.............................    1,869,228          --           --      1,869,228
  U.S. government bonds.......................      267,536          --           --        267,536
  Asset-backed bonds..........................        2,308          --           --          2,308
  Mortgage-backed bonds.......................       34,908          --           --         34,908
  Redeemable preferred stock..................        1,126          --           --          1,126
                                                -----------    --------     --------    -----------
     Total fixed maturities held for trading
       purposes...............................    2,175,106          --           --      2,175,106
                                                -----------    --------     --------    -----------
     Total fixed maturities...................  $13,076,358    $319,580     $183,407    $13,212,531
                                                ===========    ========     ========    ===========
Equity securities available-for-sale..........  $    55,455    $    839     $    429    $    55,865
Equity securities held for trading purposes...       12,013          --           --         12,013
                                                -----------    --------     --------    -----------
     Total equity securities..................  $    67,468    $    839     $    429    $    67,878
                                                ===========    ========     ========    ===========
Short-term investments available-for-sale.....  $    14,829    $     52     $     --    $    14,881
Short-term investments held for trading
  purposes....................................        4,212          --           --          4,212
                                                -----------    --------     --------    -----------
     Total short-term investments.............  $    19,041    $     52     $     --    $    19,093
                                                ===========    ========     ========    ===========

                                AMERUS GROUP CO.

                                                                        2000
                                                  -------------------------------------------------
                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED
                                                     COST        GAINS        LOSSES     FAIR VALUE
                                                  ----------   ----------   ----------   ----------
                                                                  ($ IN THOUSANDS)
Fixed maturity securities available-for-sale:
  Corporate bonds...............................  $5,216,096    $ 91,798     $109,446    $5,198,448
  U.S. government bonds.........................     464,984      12,448          632       476,800
  State and political subdivisions..............      46,494         770            1        47,263
  Foreign government bonds......................     152,472       2,492        3,931       151,033
  Asset-backed bonds............................     664,188       5,975       23,637       646,526
  Mortgage-backed bonds.........................   1,522,965      18,864        7,471     1,534,358
  Redeemable preferred stock....................     217,042       1,099       10,922       207,219
                                                  ----------    --------     --------    ----------
     Total fixed maturities
       available-for-sale.......................  $8,284,241    $133,446     $156,040    $8,261,647
                                                  ==========    ========     ========    ==========
Equity securities available-for-sale............  $  152,835    $    816     $    748    $  152,903
                                                  ==========    ========     ========    ==========
Short-term investments available-for-sale.......  $   22,508    $     20     $  1,667    $   20,861
                                                  ==========    ========     ========    ==========

     The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2001, are summarized by stated maturity as follows:

                                                               AMORTIZED        FAIR
                                                                 COST           VALUE
                                                              -----------    -----------
                                                                   ($ IN THOUSANDS)
Fixed maturities available-for-sale:
  Due in 2002...............................................  $   251,471    $   255,313
  Due in 2003 - 2007........................................    3,680,458      3,774,595
  Due in 2008 - 2012........................................    2,831,873      2,837,983
  Due after 2012............................................    2,080,220      2,074,666
  Mortgage-backed securities................................    2,057,230      2,094,868
                                                              -----------    -----------
                                                              $10,901,252    $11,037,425
                                                              ===========    ===========
Fixed maturities held for trading purposes:
  Due in 2002...............................................  $    36,775    $    36,775
  Due in 2003 - 2007........................................      749,505        749,505
  Due in 2008 - 2012........................................      459,337        459,337
  Due after 2012............................................      894,581        894,581
  Mortgage-backed securities................................       34,908         34,908
                                                              -----------    -----------
                                                              $ 2,175,106    $ 2,175,106
                                                              ===========    ===========

                                AMERUS GROUP CO.

     The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Major categories of investment income are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
Fixed maturity securities...................................  $760,670   $599,331   $568,975
Equity securities...........................................     4,546      7,795      2,379
Loans.......................................................    64,723     43,527     56,002
Real estate.................................................        53         36      1,528
Policy loans................................................    29,004     19,833     17,598
Other.......................................................    27,599     39,990     28,228
                                                              --------   --------   --------
Gross investment income.....................................   886,595    710,512    674,710
Investment expenses.........................................    13,421     10,987      9,313
                                                              --------   --------   --------
Net investment income.......................................  $873,174   $699,525   $665,397
                                                              ========   ========   ========

     Realized and unrealized gains and losses on investments and provisions for loan losses are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Securities available-for-sale:
  Fixed maturity securities
     Gross realized gains..................................  $ 52,101    $ 33,606    $ 58,237
     Gross realized losses.................................   (75,295)    (52,524)    (46,367)
  Equity securities
     Gross realized gains..................................       833           1       3,841
     Gross realized losses.................................       (12)     (1,492)    (18,296)
Other investments..........................................    (9,313)      8,869      (4,287)
Provision for loan losses..................................     1,106       2,225       4,397
Realized/unrealized gains (losses) on option assets........   (54,186)    (19,660)      1,073
                                                             --------    --------    --------
Realized/unrealized gains (losses) on securities available
  for sale.................................................   (84,766)    (28,975)     (1,402)
Realized/unrealized (losses) on securities held for trading
  purposes.................................................    (5,863)         --          --
                                                             --------    --------    --------
     Total.................................................  $(90,629)   $(28,975)   $ (1,402)
                                                             ========    ========    ========

     The unrealized appreciation (depreciation) on invested assets available-for-sale is reported as a separate component of stockholders' equity, reduced by adjustments to deferred acquisition costs, VOBA, future life and annuity policy benefits, and a provision for deferred income taxes. Unrealized appreciation (depreciation) attributable to the Closed Block amounting to $44.0 million at December 31, 2001, $9.3 million at December 31, 2000 and ($16.4) million at December 31, 1999 have been included in dividends payable to policyowners.

                                AMERUS GROUP CO.

     A summary of the components of the net unrealized appreciation (depreciation) on invested assets carried at fair value and other components of accumulated other comprehensive income is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Unrealized appreciation (depreciation):
  Securities available-for-sale:
     Fixed maturity securities..............................  $136,173   $(22,594)
     Equity securities......................................       410         68
     Short-term investments.................................        52     (1,647)
  Other investments.........................................    (9,128)        --
Deferred policy acquisition costs and VOBA..................   (60,209)    21,904
Policy reserves and policyowner funds.......................      (203)   (14,913)
Deferred income taxes.......................................    (6,821)     9,262
Policyowner dividend obligation.............................   (44,018)    (9,268)
Minimum pension liability adjustment........................    (3,587)        --
                                                              --------   --------
                                                              $ 12,669   $(17,188)
                                                              ========   ========

     The change in unrealized appreciation (depreciation) on fixed maturity securities was an increase of $169.4 million, an increase of $296.5 million and a decrease of $462.7 million for the years ended December 31, 2001, 2000 and 1999, respectively; the corresponding amounts for equity securities were a $0.3 million increase, a $0.8 million decrease and $16.1 million increase, respectively.

     At December 31, 2001, investments in fixed maturity securities with a carrying amount of $55.6 million were on deposit with state insurance departments to satisfy regulatory requirements.

     No investment in any person or its affiliates exceeded 10 percent of stockholders' equity at December 31, 2001.

     Other investments include investments which are carried on the equity method of accounting. Distributions from such equity method investments amounted to $7.7 million, $4.4 million and $1.8 million in 2001, 2000 and 1999, respectively.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted SFAS 133 which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In accordance with the provisions of SFAS 133, the Company recorded a transition adjustment as of January 1, 2001 upon adoption of the standard to recognize its derivative instruments at fair value resulting in a pre-tax reduction to income of $12.4 million ($8.2 million after-tax) and an increase to accumulated other comprehensive income (AOCI) of $2.7 million, net of tax. The reduction to income, which is classified as a "cumulative effect of change in accounting for derivatives, net of tax" in the consolidated statements of income, is attributable to losses on basis swaps that were natural hedges and losses on interest rate swaps reclassified from AOCI that have been redesignated as cash flow hedges of a floating rate funding agreement liability effective January 1, 2001. In addition, the reduction to income includes adjustments to fair value for options being used as natural hedges of embedded options contained within equity-indexed annuity products. The increase in AOCI, which is classified as "change in accounting for derivatives" in the consolidated statements of comprehensive income,

                                AMERUS GROUP CO.

is attributable to the reclassification of the interest rate swap's fair value adjustment from AOCI to the consolidated statements of income.

     Initially, upon adoption of the new derivative accounting requirements, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or (3) a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item and which does not meet the accounting hedge criteria for SFAS 133 (a natural hedge).

     For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported net in the consolidated statements of income. The effective portion of the changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in AOCI. When the hedged cash transaction is realized, the gain or loss included in AOCI is reported net in the consolidated statements of income with the hedged cash transaction item. In addition, the ineffective portion of the changes in the fair value of derivatives designated as cash flow hedges are reported in net investment income in the consolidated statements of income. For derivatives designated as a natural hedge, changes in fair value are classified as realized/unrealized gains (losses) on investments in the consolidated statement of income.

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

     To manage interest rate risk, the Company has entered into interest rate swaps that effectively fix the interest payments of a floating rate funding agreement liability and other interest swaps that hedge market risk from fixed income securities. These interest rate swap agreements are accounted for as cash flow and fair value hedges, respectively. Credit default swaps are coupled with a bond to synthetically create an investment cheaper than the equivalent instrument traded in the cash market.

     The Company has equity-indexed annuity products that guarantee the return of principal to the customer and credits interest based on a percentage of the gain in the Standard & Poor's 500 Composite Stock Price Index(R)(S&P 500 Index). A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 Index call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 Index. The amounts to be paid or received pursuant to these agreements are accrued and recognized in income over the life of the agreements. Both call options held by the Company and the options embedded in the policy, which the Company has designated as a natural hedge, are valued at fair value. The change in fair value for the call options is included in realized/unrealized gains (losses) on investments and the change in fair value of the embedded options is included in policyowner benefits in the consolidated statements of income.

     The Company has certain fixed annuity products that credit interest based on a total return strategy. Under the total return strategy, the policyowner is allowed to allocate their premium payments to different

                                AMERUS GROUP CO.

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

     During 2001, realized/unrealized gains (losses) on investments included an unrealized loss of $54.2 million from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed annuities and a $5.9 million unrealized loss from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment from fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy annuity contracts totaling $52.7 million. In addition, basis swaps were terminated during 2001 and an increase in fair value of $1.8 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability. The Company estimates that $0.3 million of derivative losses included in AOCI will be reclassified into earnings within the next twelve months. The ineffectiveness of the interest rate swap cash flow hedge was not considered significant for 2001.

     The following table summarizes the income (loss) impact of adopting SFAS 133 in the cumulative effect of change in accounting for derivatives as of January 1, 2001 and the market value adjustment on trading securities and derivatives for 2001:

                                                            CUMULATIVE EFFECT OF
                                                            CHANGE IN ACCOUNTING
                                                             FOR DERIVATIVES ON       YEAR ENDED
                                                              JANUARY 1, 2001      DECEMBER 31, 2001
                                                            --------------------   -----------------
Basis swaps (A)...........................................        $   (921)            $     --
Separate account swap (B).................................          (4,100)                  --
Fixed maturity securities held for trading................              --               (5,863)
Options on equity-indexed annuities.......................          (4,056)             (54,186)
Equity-indexed and total return strategy fixed annuity
  liabilities.............................................          (1,335)              52,747
Deferred (loss) (C).......................................            (899)                  --
Deferred policy acquisition cost amortization impact of
  net annuity adjustments.................................          (1,127)              (1,664)
                                                                  --------             --------
  Pre-tax total...........................................         (12,438)              (8,966)
  Income taxes............................................           4,202                3,138
                                                                  --------             --------
  After-tax total.........................................        $ (8,236)            $ (5,828)
                                                                  ========             ========

---------------

(A)  Terminated during 2001.
(B)  Future adjustments are through AOCI.
(C)  Balance eliminated in transition adjustment.

                                AMERUS GROUP CO.

     The cumulative effect of change in accounting for derivatives per common share for 2001 was:

Basic.......................................................  $0.22
Diluted.....................................................  $0.22

     Weighted average common shares outstanding for 2001 were:

Basic....................................................  36,949,198
Diluted..................................................  37,453,428

     The Company's outstanding derivative positions shown in notional or contract amounts, along with their carrying value and estimated fair values, are summarized as follows:

                                                                     DECEMBER 31, 2001
                                                              --------------------------------
                                                               NOTIONAL    CARRYING     FAIR
                                                                AMOUNT      VALUE      VALUE
                                                              ----------   --------   --------
                                                                      ($ IN THOUSANDS)
Interest rate swaps.........................................  $  218,500   $(10,343)  $(10,343)
Credit default swaps........................................     100,000       (218)      (218)
Options.....................................................     822,826     72,136     72,136
                                                              ----------   --------   --------
                                                              $1,141,326   $ 61,575   $ 61,575
                                                              ==========   ========   ========

                                                                    DECEMBER 31, 2000
                                                              -----------------------------
                                                              NOTIONAL   CARRYING    FAIR
                                                               AMOUNT     VALUE      VALUE
                                                              --------   --------   -------
                                                                    ($ IN THOUSANDS)
Interest rate swaps.........................................  $385,000   $ (4,738)  $(5,984)
Options.....................................................   572,743    101,397    97,340
                                                              --------   --------   -------
                                                              $957,743   $ 96,659   $91,356
                                                              ========   ========   =======

     In 2000 and 1999, prior to the adoption of SFAS 133, the amounts to be received or paid pursuant to interest swap agreements were accrued and recognized in the consolidated statements of income through an adjustment to investment income over the life of the agreements. The net effect on income from amortization and interest paid or received was none and a decrease of $1.5 million in 2000 and 1999, respectively. Gains or losses realized on closed or terminated agreements accounted for as hedges were deferred and amortized to investment income on a constant yield basis over the shorter of the life of the agreements or the expected remaining life of the underlying assets or liabilities. The amounts to be received or paid pursuant to call option agreements were accrued and recognized as an adjustment to income over the life of the agreements.

     The following table shows unrealized gains and losses on derivative products prior to adoption of SFAS 133:

                                                                    DECEMBER 31, 2000
                                                     -----------------------------------------------
                                                                                             NET
                                                      TOTAL                               UNREALIZED
                                                     NOTIONAL   UNREALIZED   UNREALIZED     GAINS
                                                      VALUE       GAINS       (LOSSES)     (LOSSES)
                                                     --------   ----------   ----------   ----------
                                                                    ($ IN THOUSANDS)
Interest rate swaps................................  $385,000      $--        $(1,246)     $(1,246)
Options............................................   572,743       --         (4,057)      (4,057)
                                                     --------      ---        -------      -------
                                                     $957,743      $--        $(5,303)     $(5,303)
                                                     ========      ===        =======      =======

                                AMERUS GROUP CO.

     The following table shows the maturities of derivative products as of December 31, 2001:

                                               MATURITY SCHEDULE BY YEAR FOR DERIVATIVE PRODUCTS
                       --------------------------------------------------------------------------------------------------
                         2002      2003       2004      2005      2006      2007      2008      2009     2010      2011
                       --------   -------   --------   -------   -------   -------   -------   ------   -------   -------
                                                                ($ IN THOUSANDS)
Interest rate swaps:
  Notional amount....  $     --   $    --   $192,500   $    --   $    --   $    --   $20,000   $6,000   $    --   $    --
Weighted average:
  Receive rate (A)...     1.952%    1.952%     1.952%    1.953%    1.953%    1.953%    1.953%   2.144%       --        --
  Pay rate (B).......     6.108%    6.108%     6.108%    5.038%    5.038%    5.038%    5.038%   5.133%       --        --
Credit default swaps:
  Notional amount....  $ 10,000   $30,000   $ 50,000   $10,000   $    --   $    --   $    --   $   --   $    --   $    --
Weighted average:
  Receive rate (C)...     0.820%    0.830%     0.860%    0.960%       --        --        --       --        --        --
Options:
  Notional amount....  $614,552   $41,297   $ 48,346   $39,326   $14,000   $10,200   $ 5,330   $5,905   $20,420   $23,450

---------------

(A) The actual variable rates in the agreements are based on one-month LIBOR and the table assumes that such rates will remain constant at December 31, 2001 levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(B)  The actual rates in the agreement are fixed.

(C) The actual rates in the agreements are fixed based on the amount of credit protection granted.

(5) MORTGAGE LOANS

     Mortgage loans consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Single-family real estate...................................  $  8,410   $ 31,762
Multi-family real estate....................................    60,591     40,366
Commercial real estate......................................   891,351    478,221
Other.......................................................     1,430        179
                                                              --------   --------
                                                               961,782    550,528
Allowance for credit losses.................................   (17,250)   (15,671)
                                                              --------   --------
                                                              $944,532   $534,857
                                                              ========   ========

     The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. At December 31, 2001, the states with the highest concentration of mortgage loans were Florida, Texas and Ohio with principal balances of $134.8 million, $126.6 million and $73.0 million, respectively.

     At December 31, 2001 and 2000, the Company's investment in loans included $1.1 million and $0.9 million, respectively, in loans that are considered to be impaired, for which the related allowance for credit losses are $0.8 million and $0.9 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 2001, and 2000 was $1.0 million and $0.9 million, respectively. For the years ended December 31, 2001, 2000, and 1999 the Company recorded $0.1 million, $0.2 million and $2.1 million, respectively, in interest income on those impaired loans.

     The amounts the Company will ultimately realize from these loans could differ materially from their carrying values because of future developments affecting the underlying collateral or the borrower's ability to

                                AMERUS GROUP CO.

repay the loans and leases. As of December 31, 2001, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured.

     No mortgage loan on any one individual property exceeded $8.0 million at December 31, 2001.

     Provisions for losses are summarized as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                   ($ IN THOUSANDS)
Balance at beginning of year................................  $15,671   $18,046   $22,299
Charge offs, net of recoveries..............................   (3,690)     (150)      144
Acquired during the year....................................    6,375        --        --
Provision for losses........................................   (1,106)   (2,225)   (4,397)
                                                              -------   -------   -------
Balance at end of year......................................  $17,250   $15,671   $18,046
                                                              =======   =======   =======

     Write downs on loans sold or transferred to real estate fluctuate between periods in relation to foreclosure activity and the related underlying collateral values.

(6) DEFERRED POLICY ACQUISITION COSTS

     A summary of the policy acquisition costs deferred and amortized are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   --------
                                                                     ($ IN THOUSANDS)
Balance at beginning of year................................  $404,143   $ 534,993   $437,253
Policy acquisition costs deferred...........................   318,653     193,073    153,253
Policy acquisition costs amortized..........................   (49,379)    (50,776)   (55,513)
Amortization of cumulative effect of change in accounting
  for derivatives...........................................      (727)         --         --
Acquisition of minority interest............................        --    (273,147)        --
                                                              --------   ---------   --------
                                                               672,690     404,143    534,993
Unrealized (gain) loss on available-for-sale securities.....   (30,010)     33,169     91,811
                                                              --------   ---------   --------
Balance at end of year......................................  $642,680   $ 437,312   $626,804
                                                              ========   =========   ========

                                AMERUS GROUP CO.

(7) VALUE OF BUSINESS ACQUIRED

     A summary of VOBA established and amortized is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2001       2000       1999
                                                               --------   --------   --------
                                                                      ($ IN THOUSANDS)
Balance at beginning of the year............................   $479,695   $202,392   $233,082
VOBA established during the year............................      6,422      1,308      1,914
Amortization of VOBA asset..................................    (83,520)   (41,974)   (32,604)
Amortization of cumulative effect of change in accounting
  for derivatives...........................................       (400)        --         --
Acquired during the year....................................    211,831         --         --
Acquisition of minority interest............................         --    317,969         --
                                                               --------   --------   --------
                                                                614,028    479,695    202,392
Unrealized (gain) loss on available-for-sale securities.....    (30,199)   (11,265)    28,150
                                                               --------   --------   --------
Balance at end of year......................................   $583,829   $468,430   $230,542
                                                               ========   ========   ========

     Amortization is recognized in proportion to expected future gross profits over a 20 year period and is based on the average interest crediting rates which range from 1.37% to 7.61% for 2001 and over the next five years. Interest accrued on the unamortized VOBA amounted to $28.5 million, $15.4 million and $13.0 million in 2001, 2000 and 1999, respectively, which is netted with the VOBA amortization expense. The estimated amortization for the next five years is as follows ($ in thousands):

2002.................................................   $77,967
2003.................................................    72,934
2004.................................................    63,788
2005.................................................    55,979
2006.................................................    48,218

(8) NOTES, CONTRACTS PAYABLE AND CAPITAL SECURITIES

     Notes and contracts payable are as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2001        2000
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
Federal Home Loan Bank community investment long-term
  advances with a weighted average interest rate of 6.37%
  and 6.28% at December 31, 2001 and 2000, respectively,
  maturing at various dates through June, 2012 (A)..........    $ 14,369    $ 15,627
Senior notes bearing interest at 6.95% due June, 2005.......     125,000     125,000
Revolving credit agreement (B)..............................     150,000      75,000
Surplus notes bearing interest at 8.66% due on April 11,
  2011 (C)..................................................      25,000          --
Note payable to a bank bearing interest at 7.24% due March,
  2004......................................................       1,205          --
                                                                --------    --------
                                                                $315,574    $215,627
                                                                ========    ========

---------------

(A) The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at December 31, 2001. The carrying

                                AMERUS GROUP CO.

     value of the securities pledged to the FHLB under all agreements was $15.1 million at December 31, 2001.

(B) The revolving credit agreement provides for a maximum borrowing of $175 million with the balance maturing in December 2004. This agreement replaced a $150 million revolving credit agreement in 2001. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

(C) Payment of interest and principal on the surplus note, may only be paid from ILIC's earnings, subject to approval by the Indiana Department of Insurance.

     Capital securities consist of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2001        2000
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
AmerUs Capital I 8.85% Capital Securities Series A due
  February 1, 2027 (A)......................................    $ 68,900    $ 68,900
AmerUs Capital II 7.00% Adjustable Conversion-rate Equity
  Security Units are due July 27, 2003 (B)..................         154     128,791
                                                                --------    --------
                                                                $ 69,054    $197,691
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

(B) The Adjustable Conversion-rate Equity Security Units (ACES) were issued through a wholly-owned subsidiary trust, AmerUs Capital II. Each unit consisted of a forward common stock purchase contract for a share at a price of $31.5625 per share on July 27, 2001, and a quarterly income preferred security bearing interest at 6.86% and due July 27, 2003. On July 27, 2001, the forward common stock purchase contract component of the Company's ACES units matured. In lieu of paying cash to satisfy their purchase obligation, the ACES unit holders could surrender the preferred security component of the ACES unit. Of the 4,080,500 ACES units outstanding, 4,075,625 were surrendered, and the remaining ACES unit holders submitted cash of approximately $0.1 million to purchase Company common stock. The number of shares of common stock to be issued by the Company was based upon the average price of the Company's common stock for the twenty consecutive trading days ending on July 26, 2001, compared to the stated ACES unit amount of $31.5625. As a result of this, the Company issued approximately 3.8 million shares of common stock and retired approximately $128 million of ACES debt. The Company is obligated to mandatorily redeem the capital securities on July 27, 2003. At December 31, 2001, 4,875 units of quarterly income preferred securities were outstanding.

                                AMERUS GROUP CO.

Maturities of debt and capital securities are as follows for each of the five years ending December 31:

                                                              ($ IN THOUSANDS)
                                                              ----------------
2002........................................................      $    498
2003........................................................           686
2004........................................................       151,773
2005........................................................       125,606
2006........................................................           647
Thereafter..................................................       105,418
                                                                  --------
                                                                  $384,628
                                                                  ========

(9) INCOME TAXES

     Comprehensive federal income tax expense (benefit) is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                2001       2000        1999
                                                               -------    -------    --------
                                                                      ($ IN THOUSANDS)
Income tax expense (benefit)
  Continuing operations....................................    $39,522    $42,516    $ 33,654
  Discontinued operations..................................      1,247        500       1,766
  Other comprehensive income...............................     14,645     37,875     (67,822)
  Cumulative effect of change in accounting................      4,202         --          --
                                                               -------    -------    --------
                                                               $59,616    $80,891    $(32,402)
                                                               =======    =======    ========

     The effective income tax rate on pre-tax income varies from the prevailing corporate federal income tax rate and is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                ------    ------    ------
Corporate federal income tax rate...........................     35.00%    35.00%    35.00%
Acquisitions costs and reorganization expenses..............      0.64      3.91      2.59
Net benefit of tax credits..................................     (1.59)    (2.14)    (6.38)
Goodwill amortization.......................................      2.37      2.51      2.72
Dividend received deduction.................................     (1.23)    (2.57)    (0.13)
Tax exempt income...........................................     (2.50)    (0.42)    (0.03)
Other items, net............................................      0.57      0.58      0.68
                                                                ------    ------    ------
  Effective tax rate........................................     33.26%    36.87%    34.45%
                                                                ======    ======    ======

     The Company's federal income tax expense (benefit) from continuing operations is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Current..................................................    $ 43,661    $ 21,825    $ 19,249
Deferred.................................................      (4,139)     20,691      14,405
                                                             --------    --------    --------
  Total income tax expense...............................    $ 39,522    $ 42,516    $ 33,654
                                                             ========    ========    ========

                                AMERUS GROUP CO.

     The significant components of net deferred income tax assets (liabilities) are summarized as follows:

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 2001        2000
                                                               --------    --------
                                                                 ($ IN THOUSANDS)
Deferred income tax assets:
  Policy reserves, policyowner funds and dividends..........   $562,970    $223,676
  Deferred policy acquisition costs and VOBA related to
     unrealized appreciation................................     21,074          --
  Net unrealized depreciation on available-for-sale
     securities and investments reflected in AOCI...........         --      16,928
  Employee benefits and deferred compensation...............     25,431       9,846
  Credit carryover..........................................     35,647       7,067
  Other invested assets.....................................      4,566       7,270
  Unearned income...........................................     10,125       8,752
  Other.....................................................      9,775       5,297
                                                               --------    --------
     Total gross deferred income tax asset..................    669,588     278,836
     Valuation allowance....................................     15,773          --
                                                               --------    --------
                                                                653,815     278,836
                                                               --------    --------
Deferred income tax liabilities:
  Deferred policy acquisition costs.........................   (139,317)    (86,715)
  Net unrealized appreciation on available-for-sale
     securities and investments reflected in AOCI...........    (27,895)         --
  Deferred policy acquisition costs and VOBA related to
     unrealized depreciation................................         --      (7,666)
  Value of business acquired................................   (214,910)   (167,782)
  Reinsurance receivables...................................   (258,491)     (2,285)
  Other.....................................................     (1,062)    (17,048)
                                                               --------    --------
     Total gross deferred income tax liability..............   (641,675)   (281,496)
                                                               --------    --------
     Net deferred income tax asset (liability)..............   $ 12,140    $ (2,660)
                                                               ========    ========

     The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. A valuation allowance has been established at December 31, 2001 for certain credit carryovers which may not be realized.

     Federal income tax returns for the Company for years through 1992 are closed to further assessment of taxes. The Internal Revenue Service is examining federal income tax returns of the Company for 1993 through 1998. Management believes adequate provisions have been made for any additional taxes which may become due with respect to open years.

(10) EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

     The Company has a defined benefit pension plan which covered substantially all of the Company's employees. The plan provided for benefits based upon years of service and the employee's compensation. The Company froze the plan effective December 31, 1995. Effective January 1, 1996, the plan was replaced by a defined contribution savings and retirement plan which also replaced the Company's defined contribution pension plans.

     In addition, ILICO has a noncontributory defined benefit pension plan, which generally covered all qualified employees that had attained the age of twenty-one. Benefits were based on years of service and

                                AMERUS GROUP CO.

compensation levels during employment. All plan assets consisted primarily of deposit administration funds and group annuity contracts held by ILICO. The Company froze the plan effective December 31, 2001 and merged this plan into the Company's defined benefit pension plan. The Company is filing a request with the IRS for approval to offer ILICO employees distribution options under a qualified spin-off plan. Effective January 1, 2002, the plan participants are included in the Company's defined contribution savings and retirement plan.

     The plan's funded status, reconciled to amounts recognized in the consolidated financial statements is as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                ($ IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 33,387    $ 32,038
  Service cost..............................................     1,035          --
  Interest cost.............................................     4,154       2,455
  Actuarial loss............................................     3,885       1,640
  Addition for ILICO plan in May 2001.......................    40,232          --
  Actual benefits paid......................................    (4,074)     (2,746)
                                                              --------    --------
     Benefit obligation at end of year......................  $ 78,619    $ 33,387
                                                              ========    ========
Change in plan assets:
  Fair value of plan assets at beginning of year............  $ 38,004    $ 36,450
  Actual return on plan assets..............................     5,119       4,151
  Addition for ILICO plan in May 2001.......................    29,183          --
  Company contribution......................................       317         149
  Benefits paid and transfers...............................    (4,073)     (2,746)
                                                              --------    --------
     Fair value of plan assets at end of year...............  $ 68,550    $ 38,004
                                                              ========    ========
Reconciliation of funded status
  Accumulated benefit obligation............................  $(78,619)   $(33,387)
  Projected benefit obligation..............................   (78,619)    (33,387)
  Market value of plan assets...............................    68,550      38,004
                                                              --------    --------
  Funded status.............................................   (10,069)      4,617
  Unrecognized transition obligation........................        (7)         (7)
  Unrecognized prior service cost...........................       342         293
  Unrecognized net loss.....................................     3,735         904
                                                              --------    --------
  Prepaid (accrued) benefit cost............................  $ (5,999)   $  5,807
                                                              ========    ========
Amounts recognized in the consolidated balance sheet consist of:
  Liabilities
     Accrued pension cost...................................  $ (7,787)   $ (3,283)
     Additional minimum liability...........................    (4,070)         --
  Assets
     Prepaid pension cost...................................     1,788       9,090
     Intangible asset.......................................       483          --
  Accumulated other comprehensive income....................     3,587          --
                                                              --------    --------
     Net prepaid (accrued) pension cost.....................  $ (5,999)   $  5,807
                                                              ========    ========

                                AMERUS GROUP CO.

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                ($ IN THOUSANDS)
Weighted-average assumptions as of end of year
  Discounted rate...........................................     7.00%       7.50%
  Expected return on plan assets............................     7.50%       8.00%
  Rate of compensation increase.............................       N/A         N/A

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                    ($ IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost..............................................  $ 1,035    $    --    $    --
  Interest cost.............................................    4,154      2,455      2,690
  Expected return on plan assets............................   (4,064)    (2,829)    (3,368)
  Amortization of transition obligation.....................       (1)        (2)        (5)
  Amortization of prior service cost........................      (49)       (76)       (32)
  Recognized actuarial loss.................................       --         --         27
                                                              -------    -------    -------
  Net periodic benefit cost.................................  $ 1,075    $  (452)   $  (688)
  Settlement cost...........................................       --         --      2,408
                                                              -------    -------    -------
     Total expense..........................................  $ 1,075    $  (452)   $ 1,720
                                                              =======    =======    =======

DEFINED CONTRIBUTION PENSION PLANS

     The Company has a defined contribution savings and retirement plan. Company contributions are non-discretionary and consist of a matching contribution of an amount equal to 125 percent of the first 4 percent of employee contributions and an annual core contribution of an amount equal to 4 percent of annual employee compensation. The Company uses a combination of cash and Company common stock for the annual contribution. The shares for this purpose are provided by the Company's leveraged Employee Stock Ownership Plan. Compensation expense for the employer match and annual contribution amounted to $4.2 million, $4.3 million and $4.4 million, including $0.9 million, $1.3 million and $0.5 million of ESOP compensation expense, in 2001, 2000 and 1999, respectively.

     In addition, ILICO has a defined contribution savings plan. Company contributions are non-discretionary and consist of a matching contribution equal to 50 percent of the first 3 percent of employee contributions. This plan was merged in the Company's defined contribution savings and retirement plan as of October 1, 2001; however, certain provisions of the plan remained in effect through December 31, 2001. Compensation expense for the employer match amounted to $0.3 million in 2001.

LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has a leveraged Employee Stock Ownership Plan (ESOP) which was sponsored by AmVestors for all AmVestors full-time employees with one year of service. The ESOP acquired AmVestors stock, which was subsequently exchanged for the Company's stock, through the proceeds of a note payable to American, a subsidiary of AmVestors. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $0.2 million and $0.7 million at December 31, 2001 and 2000, respectively.

     The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares

                                AMERUS GROUP CO.

initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees of the Company based on the proportion of debt service paid in the year. Beginning in 1999, the released shares are used to fund a portion of the Company's annual defined contribution savings and retirement plan contribution.

     The Company accounts for its ESOP in accordance with SOP 93-6. Accordingly, as shares are released from collateral, compensation expense, or a reduction in the annual defined contribution savings and retirement plan liability, is reported equal to the current market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $0.9 million, $1.3 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The ESOP shares were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Allocated shares............................................   211,987    199,624
Unallocated shares..........................................    12,912     39,307
                                                              --------   --------
Total ESOP shares...........................................   224,899    238,931
                                                              ========   ========
Fair market value of unallocated shares (in thousands)......  $    463   $  1,273
                                                              ========   ========

NONQUALIFIED PENSION PLAN

     The Company has a nonqualified pension plan covering substantially all of ALIC's career and general agents. Accumulated benefits of the plan are unfunded and have been included in other liabilities at December 31, 2001 and 2000, amounting to $21.6 million, and $22.4 million, respectively. Total nonqualified pension expense amounted to $2.0 million, $0.6 million, and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

POSTRETIREMENT PLANS

     The Company has postretirement benefit plans which provide eligible participants and dependents with certain medical, dental and life insurance benefits.

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                               ($ IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $  7,843   $ 6,675
  Service cost..............................................       204       158
  Interest cost.............................................       792       574
  Plan participants' contributions..........................       191        73
  Amendments................................................       253        --
  Actuarial (gain) loss.....................................      (175)    1,021
  Addition for ILICO plan in May 2001.......................     6,723        --
  Actual benefits paid......................................    (1,133)     (658)
                                                              --------   -------
     Benefit obligation at end of year......................  $ 14,698   $ 7,843
                                                              ========   =======

                                AMERUS GROUP CO.

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                               ($ IN THOUSANDS)
Change in plan assets:
  Fair value of plan assets at beginning of year............  $     --   $    --
  Company contribution......................................       942       585
  Plan participant contribution.............................       191        73
  Benefits paid.............................................    (1,133)     (658)
                                                              --------   -------
     Fair value of plan assets at end of year...............  $     --   $    --
                                                              ========   =======
Reconciliation of funded status:
  Accumulated postretirement benefit obligation.............  $(14,698)  $(7,843)
  Market value of plan assets...............................        --        --
                                                              --------   -------
  Funded status.............................................  $(14,698)  $(7,843)
  Unrecognized prior service cost...........................       581       381
  Unrecognized net (gain)...................................    (1,097)     (984)
                                                              --------   -------
     Accrued benefit cost...................................  $(15,214)  $(8,446)
                                                              ========   =======
Weighted-average assumptions as of end of year:
  Discount rate.............................................     7.00%     7.50%
  Initial weighted health care cost trend rate..............     8.00%     6.90%
  Ultimate health care cost trend rate......................     5.00%     5.00%

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                               ($ IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost..............................................  $204   $158   $166
  Interest cost.............................................   792    574    481
  Amortization of prior service cost........................    53     74     83
  Amortization of net (gain)................................   (61)   (40)   (68)
                                                              ----   ----   ----
  Net periodic benefit cost.................................  $988   $766   $662
                                                              ====   ====   ====

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2001:

                                                              1% POINT    1% POINT
                                                              INCREASE   (DECREASE)
                                                              --------   ----------
                                                                ($ IN THOUSANDS)
Effect on total of service and interest cost components.....    $ 40       $ (36)
Effect of postretirement benefit obligation.................    $813       $(725)

(11) REINSURANCE

     The Company has indemnity reinsurance agreements with various companies whereby life insurance in excess of its retention limits is reinsured. The Company's retention of the net amount at risk is generally between $100,000 and $1,000,000. Insurance in force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 2001 and 2000, totaled approximately $49,454 million and $25,208 million,

                                AMERUS GROUP CO.

respectively. In addition, fixed, equity-indexed and multi-choice annuities are reinsured primarily on a modified coinsurance basis.

     Net premiums and amounts earned were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
Direct premiums and amounts assessed against
  policyholders.............................................  $381,166   $304,325   $296,890
Reinsurance assumed.........................................    26,351      1,385      1,750
Reinsurance ceded...........................................   (93,867)   (31,503)   (19,675)
                                                              --------   --------   --------
Net premiums and amounts earned.............................  $313,650   $274,207   $278,965
                                                              ========   ========   ========

     Reinsurance recoveries on ceded reinsurance contracts were $98.4 million, $20.6 million and $31.4 million during 2001, 2000 and 1999, respectively.

     Effective October 1, 2000, the Company entered into a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. In 2001, the contract was cancelled and the previous reinsurance activity was recaptured. Fixed annuity production ceded under this agreement totaled approximately $160.1 million and $34.2 million in 2001 and 2000, respectively, and $194.3 million was assumed in 2001 as part of the recapture.

     The Company has entered into modified coinsurance arrangements to cede between 70% and 80% of certain annuity products. Future policy benefit reserves include $1,684.4 million at December 31, 2001 that are subject to transfer pursuant to these agreements. Under modified coinsurance, the Company transfers the risks and rewards of the business to the assuming company; however, the ceding company retains the assets and liabilities associated with the business.

(12) COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, the Company is obligated to make future capital contributions to various partnerships of up to $7.1 million, to loan funds up to $6.9 million to partnerships and to fund private placement investments of $25.0 million.

     The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit, guarantees and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company has also guaranteed two loans for a fee. At December 31, 2001, outstanding commitments to extend credit totaled approximately $11.0 million and loan guarantees totaled approximately $6.3 million.

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

     AmerUs and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company (AVLIC), cannot meet its policyholder obligations. At December 31,

                                AMERUS GROUP CO.

2001, AVLIC had statutory assets of $2,226.5 million, liabilities of $2,166.0 million, and surplus of $60.5 million.

     The Company leases office space under various operating leases. Rental expense for operating leases amounted to $2.8 million, $2.4 million and $0.5 million in 2001, 2000 and 1999, respectively. At December 31, 2001, future minimum annual lease commitments under these non-cancelable operating leases were as follows ($ in thousands):

2002........................................................   $ 2,997
2003........................................................     2,764
2004........................................................     2,778
2005........................................................     2,012
2006........................................................     1,502
Thereafter..................................................     1,502
                                                               -------
                                                               $13,555
                                                               =======

     The Company is involved in litigation and a party to regulatory proceedings arising in the ordinary course of business, including class action lawsuits. At this time the Company does not believe that such litigation or proceedings will have a material adverse effect on the business or results of operations. In addition, the Company recently became aware of a dispute between the retrocessionaire and a reinsurer for a block of annuity business written by IL Annuity which was acquired as part of the acquisition of ILICO. We have been having discussions with that reinsurer and they have informed us of potential claims. Based on currently available information, we do not believe that any such claim, if made against the Company, will have a material adverse effect on the results of operations.

(13) STOCKHOLDERS' EQUITY

     Generally, the stockholders' equity of the Company's insurance subsidiaries available for distribution to the Company is limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 2002, the Company's insurance subsidiaries can distribute approximately $80.5 million in the form of dividends to the Company without prior approval of such regulatory authorities.

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

                                AMERUS GROUP CO.

     A summary of the Company's stock option plan follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                           2001                   2000                   1999
                                                   --------------------   --------------------   --------------------
                                                               WEIGHTED               WEIGHTED               WEIGHTED
                                                    NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                                      OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                                    SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                   ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year...................  1,942,054    $22.65    1,509,764    $24.27    1,327,473    $25.02
Granted at market price..........................    776,250     31.73      628,000     20.15      275,750     21.61
Exercised........................................   (169,778)    24.99       (9,441)    21.41      (10,442)    19.15
Forfeited........................................   (178,392)    33.66     (186,269)    27.47      (83,017)    28.04
                                                   ---------    ------    ---------    ------    ---------    ------
Outstanding, end of year.........................  2,370,134    $24.64    1,942,054    $22.65    1,509,764    $24.27
                                                   =========    ======    =========    ======    =========    ======
Exercisable, end of year.........................  1,329,557    $23.35    1,115,832    $23.87      940,543    $23.62
                                                   =========    ======    =========    ======    =========    ======

     The following table summarizes information about stock options outstanding under the Company's option plan as of December 31, 2001:

                                                                       OPTIONS OUTSTANDING
                                                              --------------------------------------
                                                                              WEIGHTED      WEIGHTED
                                                               REMAINING       AVERAGE      AVERAGE
                                                                OPTIONS      CONTRACTUAL    EXERCISE
RANGE OF EXERCISE PRICES                                      OUTSTANDING   LIFE IN YEARS    PRICE
------------------------                                      -----------   -------------   --------
$11.48-$15.31..............................................       86,271         2.0         $14.58
$15.32-$19.14..............................................       56,774         3.0          17.24
$19.15-$22.96..............................................      933,456         7.0          19.96
$22.97-$26.79..............................................      196,032         3.1          23.48
$26.80-$30.62..............................................      861,417         7.4          29.07
$30.63-$34.44..............................................      126,684         7.0          31.25
$34.45-$38.27..............................................      109,500         8.2          35.79
                                                               ---------         ---         ------
                                                              2,370,134..        6.6         $24.64
                                                               =========         ===         ======

     The following table summarizes information about stock options exercisable under the Company's option plan as of December 31, 2001:

                                                                  OPTIONS EXERCISABLE
                                                                -----------------------
                                                                               WEIGHTED
                                                                               AVERAGE
                                                                  OPTIONS      EXERCISE
RANGE OF EXERCISE PRICES                                        EXERCISABLE     PRICE
------------------------                                        -----------    --------
$11.48-$15.31...............................................        86,271      $14.58
$15.32-$19.14...............................................        53,441       17.16
$19.15-$22.96...............................................       508,428       19.80
$22.97-$26.79...............................................       170,066       23.42
$26.80-$30.62...............................................       388,167       27.88
$30.63-$34.44...............................................        85,684       31.19
$34.45-$38.27...............................................        37,500       35.58
                                                                 ---------      ------
                                                                 1,329,557      $23.35
                                                                 =========      ======

                                AMERUS GROUP CO.

     The fair value of options granted was estimated on the date of grant using the Black-Scholes pricing model with an expected life equal to the contractual expiration and the following weighted average assumptions:

                                                                 2001     2000     1999
                                                                ------    -----    -----
Expected Volatility.........................................     32.00%   37.00%   37.00%
Risk-free Interest Rate.....................................      5.36%    6.82%    5.39%
Dividend Yield..............................................      1.27%    1.99%    1.86%
Weighted average fair value of options granted..............    $14.33    $9.40    $9.63

     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net earnings and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                -------    -------    -------
Net earnings ($ in thousands):
  As reported...............................................    $72,907    $51,840    $38,436
  Pro forma.................................................    $70,142    $50,285    $36,243
Basic earnings per share:
  As reported...............................................    $  1.97    $  2.48    $  2.21
  Pro forma.................................................    $  1.90    $  2.40    $  2.08
Diluted earnings per share:
  As reported...............................................    $  1.95    $  2.46    $  2.20
  Pro forma.................................................    $  1.87    $  2.39    $  2.07

NONVESTED STOCK

     The Company has awarded common stock to eligible employees and non-employee directors under the two stock incentive plans. The plans have restriction periods of one to five years tied to employment and/or service. The awards were recorded at the market value on the date of the grant as unearned compensation since common shares were legally issued on that date. The initial values of these grants are amortized over the restriction periods, net of forfeitures.

     Nonvested stock and compensation expense information is as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------------
                                                                  2001                 2000                1999
                                                           ------------------   ------------------   -----------------
                                                                     WEIGHTED             WEIGHTED            WEIGHTED
                                                           NUMBER    AVERAGE    NUMBER    AVERAGE    NUMBER   AVERAGE
                                                             OF      EXERCISE     OF      EXERCISE     OF     EXERCISE
                                                           SHARES     PRICE     SHARES     PRICE     SHARES    PRICE
                                                           -------   --------   -------   --------   ------   --------
Outstanding, beginning of year...........................  30,835     $24.35    36,245     $26.85    17,899    $31.07
Granted at market price..................................  34,803      33.78    12,466      20.26    18,946     23.01
Exercised................................................  (14,003)    29.32    (17,576)    26.47       --         --
Forfeited................................................      --         --      (300)     31.56     (600)     31.56
                                                           -------    ------    -------    ------    ------    ------
Outstanding, end of year.................................  51,635     $29.36    30,835     $24.35    36,245    $26.85
                                                           =======    ======    =======    ======    ======    ======
Compensation expense ($ in thousands)....................             $  648               $  435              $  335
                                                                      ======               ======              ======

                                AMERUS GROUP CO.

NON-EMPLOYEE STOCK OPTIONS

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

     The Company's SARs are summarized as follows:

                                                                              YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                    2001                2000                1999
                                                              -----------------   -----------------   -----------------
                                                                       WEIGHTED            WEIGHTED            WEIGHTED
                                                              NUMBER   AVERAGE    NUMBER   AVERAGE    NUMBER   AVERAGE
                                                                OF     EXERCISE     OF     EXERCISE     OF     EXERCISE
                                                              SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                                              ------   --------   ------   --------   ------   --------
Outstanding, beginning of year..............................  25,000    $22.22    13,500    $23.31       --     $   --
Granted at market price.....................................  16,900     27.77    11,500     20.94    13,500     23.31
Exercised...................................................  (1,668)    22.73       --         --       --         --
Forfeited...................................................   (999)     22.67       --         --       --         --
                                                              ------    ------    ------    ------    ------    ------
Outstanding, end of year....................................  39,233    $24.58    25,000    $22.22    13,500    $23.31
                                                              ======    ======    ======    ======    ======    ======
Compensation expense ($ in thousands).......................            $  179              $  103              $   --
                                                                        ======              ======              ======

STOCK WARRANTS

     In conjunction with the acquisition of AmVestors, the Company has outstanding warrants to purchase shares of the Company's Common Stock. The Company's stock warrant activity is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
Warrants outstanding, beginning of year.....................    473,596    473,596    473,596
Exercise of warrants........................................   (126,334)        --         --
                                                              ---------   --------   --------
Warrants outstanding, end of year...........................    347,262    473,596    473,596
                                                              =========   ========   ========
Compensation expense ($ in thousands).......................  $      --   $     --   $     --
                                                              =========   ========   ========

     The remaining warrants are exercisable at $24.42 per share and expire on April 2, 2002.

(14) STATUTORY ACCOUNTING PRACTICES

     The Company's insurance subsidiaries had a statutory net loss of $6.9 million for the year ended December 31, 2001 and statutory net income of $69.4 million and $49.4 million for the years ended December 31, 2000 and 1999, respectively. The Company's insurance subsidiaries' statutory surplus and capital was $690.4 million and $472.7 million at December 31, 2001 and 2000, respectively. The minimum capital and surplus requirements are met in all the states in which the insurance subsidiaries are domiciled.

     The Company's insurance subsidiaries are domiciled in Arizona, Indiana, Iowa, Kansas and New York and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by those respective state insurance departments. The National Association of Insurance Commissioners (NAIC) has codified statutory accounting practices which have been adopted without exception by the states in which the insurance subsidiaries are domiciled and which constitute the only source of prescribed statutory accounting practices. Codification was effective January 1, 2001 and changed prescribed statutory

                                AMERUS GROUP CO.

accounting practices and resulted in changes to the accounting practices insurance enterprises used to prepare statutory financial statements. The impact of adopting Codification was an increase to statutory surplus of approximately $25 million, excluding ILICO.

     The respective insurance departments impose minimum risk-based capital
(RBC) requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, to its authorized control level RBC. The life insurance subsidiaries exceed the authorized control level RBC requirements.

(15) ACQUISITIONS

     On May 18, 2001, the Company completed the acquisition of ILICO for an amount of cash, policy credits and shares of the Company's common stock equal to the value of 9.3 million shares of the Company's common stock. The purchase price totaled approximately $326 million. The acquisition was accounted for using the purchase method of accounting and accordingly the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of May 18, 2001, with the excess of the purchase price over the fair value of the assets acquired less the fair value of the liabilities assumed recorded as goodwill. The final allocations may differ from the amounts reflected at December 31, 2001. Although final allocations may differ, the consolidated financial statements as of December 31, 2001 reflect the Company's best estimate based on currently available information and the differences between the current and final allocations are not expected to be material. Goodwill is being amortized over thirty years (see further discussion regarding SFAS 141 and 142 in note 1). The operations of ILICO for the period of May 18, 2001 through December 31, 2001 have been included in the consolidated statement of income of the Company.

     The allocation of the purchase price of ILICO is as follows ($ in millions):

Investments (including cash and short-term investments).....  $ 4,655.7
Receivables and other assets................................      405.6
Value of business acquired..................................      211.8
Goodwill....................................................       20.9
Separate account assets.....................................      345.6
Policyowner reserves and funds..............................   (4,796.4)
Other liabilities...........................................     (146.2)
Debt........................................................      (25.0)
Separate account liabilities................................     (345.6)
                                                              ---------
     Total investment in ILICO..............................  $   326.4
                                                              =========

     In conjunction with the Company's demutualization previously discussed, on September 20, 2000, the Company acquired the 42% Minority Interest of its subsidiary, ALHI, in a stock exchange valued at approximately $298 million. ALHI merged into the Company simultaneously with the stock exchange. The acquisition of the ALHI minority interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Goodwill was reduced by approximately $34 million. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company's results of operations in minority interest on the Company's consolidated statements of income. From the acquisition date forward, the Company's results of operations include 100% of these earnings.

     Demutualization costs associated with the Company's demutualization of $11.3 million and $7.1 million are included in expenses for the years ended December 31, 2000 and 1999, respectively. Demutualization costs

                                AMERUS GROUP CO.

for the ILICO demutualization of $1.0 million are included in expenses in 2001. These costs consist primarily of legal, actuarial and consulting expenses associated with the Company's and ILICO's demutualizations.

     The following table sets forth certain pro forma operating data of the Company for the years ended December 31, 2001 and 2000, as if the acquisition of ILICO occurred at the beginning of each period presented.

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Pro Forma operating data:
  Total revenue.............................................  $1,467,944    $1,538,933
  Net income from continuing operations.....................      91,747        83,514
  Net income................................................      83,015        83,514
Diluted net income from continuing operations per share of
  common stock..............................................  $     2.25    $     2.78
Diluted net income per share of common stock................  $     2.03    $     2.78

     Under the terms of the joint venture ALIC participates in with AVLIC, ALIC had an option to purchase an additional 5% to 15% of AMAL Corporation (AMAL) if certain premium growth targets were met. ALIC met the premium growth target requirement for one 5% purchase option in January 2001. ALIC exercised the option on March 28, 2001 and acquired an additional 5% ownership interest in AMAL for $7.2 million. ALIC's ownership percentage in AMAL is now 39% and ALIC has a remaining option to purchase an additional 5% to 10% of AMAL.

(16) RESTRUCTURING CHARGES

     During the third quarter of 2001, the Company began consolidating various functions in connection with a restructuring of its life insurance and annuity operations. The objective of the restructuring plan is to eliminate duplicative general administrative, life insurance and annuity functions for all business units. The elimination of duplicative functions will reduce on-going operating costs for the Company. General administrative functions will be transitioned so they are performed primarily in Des Moines, Iowa. Life insurance processes will be transitioned so they are performed primarily in Des Moines and Indianapolis, Indiana and annuity functions will be transitioned to Topeka, Kansas.

     Restructuring charges have been included in operating expenses in the consolidated statement of income for 2001, and include severance and termination benefits pre-tax of $6.8 million related to the elimination of approximately 80 positions and other costs pre-tax of $1.8 million. Actual pre-tax costs totaling $6.5 million have been expended and a pre-tax accrual for severance and termination benefits not yet paid amounted to $2.1 million at December 31, 2001. Details of the pre-tax restructuring charges are as follows:

                                                                                   ACCRUAL AT
                                                               2001      CASH     DECEMBER 31,
                                                              CHARGE   PAYMENTS       2001
                                                              ------   --------   ------------
                                                                      ($ IN THOUSANDS)
Severance and termination benefits..........................  $6,802   $(4,701)      $2,101
Other costs.................................................   1,764    (1,764)          --
                                                              ------   -------       ------
                                                              $8,566   $(6,465)      $2,101
                                                              ======   =======       ======

     The Company has not finalized all restructuring activities as of December 31, 2001. Additional activities will primarily involve relocation or severance benefits for affected employees and various administrative, financial and actuarial system conversion costs. System conversion costs will be expensed as incurred and are expected to primarily be completed by the fourth quarter of 2003.

                                AMERUS GROUP CO.

(17) EARNINGS PER SHARE (EPS)

                                                                   YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           2001                              2000                              1999
                              -------------------------------   -------------------------------   -------------------------------
                                        WEIGHTED                          WEIGHTED                          WEIGHTED
                                         AVERAGE                           AVERAGE                           AVERAGE
                                NET     NUMBER OF   PER SHARE     NET     NUMBER OF   PER SHARE     NET     NUMBER OF   PER SHARE
                              INCOME     SHARES      AMOUNT     INCOME     SHARES      AMOUNT     INCOME     SHARES      AMOUNT
                              -------   ---------   ---------   -------   ---------   ---------   -------   ---------   ---------
                                                          ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS
  Net income from continuing
    operations..............  $79,323    36,949      $ 2.15     $51,123    20,922      $ 2.44     $35,932    17,390      $ 2.07
Effect of dilutive
  securities
  Options...................       --       395       (0.02)         --       114       (0.01)         --        77       (0.01)
  Warrants..................       --       109       (0.01)         --        --          --          --        --          --
  Stock appreciation
    rights..................       --                    --          --        --          --                    --          --
                              -------    ------      ------     -------    ------      ------     -------    ------      ------
Diluted EPS.................  $79,323    37,453      $ 2.12     $51,123    21,036      $ 2.43     $35,932    17,467      $ 2.06
                              =======    ======      ======     =======    ======      ======     =======    ======      ======

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The Company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest-sensitive products and the assumed interest margin provided for within the pricing structure of its other products. Those amounts are taken into consideration in the Company's overall management of interest rate risk that attempts to minimize exposure to changing interest rates through the matching of investment maturities with amounts expected to be due under insurance contracts. As such, the Company believes that it has reduced the volatility inherent in its fair value adjusted stockholders' equity, although such volatility will not be reduced completely. The Company has used discount rates in the determination of fair values for its liabilities that are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in the Company's asset and liability portfolios are similar and the fact that fair values for both assets and liabilities generally will react in much the same manner during periods of interest rate changes. However, that assumption might not result in fair values that are consistent with values obtained through an actuarial appraisal of the Company's business or values that might arise in a negotiated transaction.

     The following presentation reflects fair values for those instruments specifically covered by SFAS 107, along with fair value amounts for those traditional insurance liabilities for which disclosure is permitted but not required; the fair values for all other assets and liabilities have been reported at their carrying amounts.

                                AMERUS GROUP CO.

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

          Loans: for all performing fixed interest rate loans, the estimated net cash flows to maturity were discounted to derive an estimated market value. The discount rate used was based on the individual loan's remaining weighted average life and a basis point spread based on the market conditions for the type of loan and credit quality. These spreads were over the United States Treasury yield curve as of each respective year end. Performing variable rate commercial loans and residential loans were valued at the current outstanding balance. Loans which have been restructured, in foreclosure, significantly delinquent or are to affiliates were valued primarily at the lower of the estimated net cash flows to maturity discounted at a market rate of interest or the current outstanding principal balance.

          Derivative instruments: fair values for derivative securities are based on broker prices using current assumptions and are classified as other assets or other liabilities.

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

     The carrying amounts of cash and cash equivalents; accrued investment income; premiums, fees and other receivables; dividends payable to policyowners; reinsurance receivables; and approximate their fair values. Assets and liabilities related to separate accounts are reported at fair value in the consolidated balance sheets.

                                AMERUS GROUP CO.

     The estimated fair values of the Company's significant financial instruments are as follows:

                                                               DECEMBER 31,
                                          ------------------------------------------------------
                                                     2001                         2000
                                          --------------------------    ------------------------
                                           CARRYING       ESTIMATED      CARRYING     ESTIMATED
                                            AMOUNT       FAIR VALUE       AMOUNT      FAIR VALUE
                                          -----------    -----------    ----------    ----------
                                                             ($ IN THOUSANDS)
FINANCIAL ASSETS:
  Securities available-for-sale:
     Fixed maturity securities..........  $11,037,425    $11,037,425    $8,261,647    $8,261,647
                                          ===========    ===========    ==========    ==========
     Equity securities..................  $    55,865    $    55,865    $  152,903    $  152,903
                                          ===========    ===========    ==========    ==========
     Short-term investments.............  $    14,881    $    14,881    $   20,861    $   20,861
                                          ===========    ===========    ==========    ==========
  Securities held for trading purposes:
     Fixed maturity securities..........  $ 2,175,106    $ 2,175,106    $       --    $       --
                                          ===========    ===========    ==========    ==========
     Equity securities..................  $    12,013    $    12,013    $       --    $       --
                                          ===========    ===========    ==========    ==========
     Short-term investments.............  $     4,212    $     4,212    $       --    $       --
                                          ===========    ===========    ==========    ==========
  Loans.................................  $   944,532    $   981,160    $  534,857    $  568,551
                                          ===========    ===========    ==========    ==========
  Policy loans..........................  $   506,318    $   506,318    $  312,662    $  312,662
                                          ===========    ===========    ==========    ==========
  Derivatives:
     Interest rate swaps................  $   (10,343)   $   (10,343)   $   (4,738)   $   (5,984)
                                          ===========    ===========    ==========    ==========
     Credit default swaps:..............  $      (218)   $      (218)   $       --    $       --
                                          ===========    ===========    ==========    ==========
     Options............................  $    72,136    $    72,136    $  101,397    $   97,340
                                          ===========    ===========    ==========    ==========
FINANCIAL LIABILITIES:
  Policy reserves.......................  $11,476,346    $10,711,609    $6,438,681    $6,333,026
                                          ===========    ===========    ==========    ==========
  Notes, contracts payable and capital
     securities.........................  $   384,628    $   351,482    $  413,318    $  413,318
                                          ===========    ===========    ==========    ==========

(19) DISCONTINUED OPERATIONS

     The Company is in the process of selling its residential real estate operations which is expected to be completed in 2002. Revenue from these operations is not material to the consolidated statements of operations. The Company does not expect to have a loss on the disposition.

                                AMERUS GROUP CO.

     The results of the residential real estate operations have been classified as discontinued operations. Operating income and loss from discontinued operations are as follows ($ in thousands, except per share data):

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                   ($ IN THOUSANDS)
Operating income (loss) from discontinued operations,
  net of income taxes of $1,247, $500 and $1,766,
  respectively........................................  $     1,820   $       717   $     2,504
                                                        ===========   ===========   ===========
Net income from discontinued operations per common
  share:
  Basic...............................................  $      0.05   $      0.03   $      0.14
  Diluted.............................................  $      0.05   $      0.03   $      0.14
Weighted average common shares outstanding:
  Basic...............................................   36,949,198    20,922,371    17,390,165
  Diluted.............................................   37,453,428    21,035,518    17,467,132

(20) OPERATING SEGMENTS

     The Company has two operating segments: Life Insurance and Annuities. Products generally distinguish a segment. A brief description of each segment follows:

LIFE INSURANCE

     The primary product offerings consist of whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent distribution system and Independent Marketing Organizations.

ANNUITIES

     The Annuity segment markets individual fixed annuities on a national basis primarily through independent brokers and marketing companies. The Annuity segment also includes one insurance contract issued to a commercial paper conduit.

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible debt which are considered core earnings, are not included as part of operating segment income. These items are shown between adjusted pre-tax operating income and income from operations on the following operating segment income tables. Operating segment income is generally income before non-core realized/unrealized gains and losses and the related amortization of deferred policy acquisition costs and VOBA, change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities, demutualization costs, restructuring costs, interest expense, income tax expense, income from discontinued operations and cumulative effect of change in accounting. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific reportable segment are grouped together in the All Other category. These items

                                AMERUS GROUP CO.

primarily consist of holding company revenues and expenses and the operations of the Company's real estate management subsidiary.

     Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of deferred policy acquisition costs and VOBA as previously discussed, are not significant.

                                AMERUS GROUP CO.

     Operating segment income and assets are as follows:

                            OPERATING SEGMENT INCOME
                                ($ IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31, 2001
                                                     ------------------------------------------------
                                                       LIFE                                 TOTAL
                                                     INSURANCE   ANNUITIES   ALL OTHER   CONSOLIDATED
                                                     ---------   ---------   ---------   ------------
Revenues:
  Insurance premiums...............................  $300,690     $12,828     $   132     $  313,650
  Universal life and annuity product charges.......   110,403      35,652          --        146,055
  Net investment income............................   283,330     577,913      11,931        873,174
  Core realized/unrealized gains (losses) on
     investments...................................     8,720          --          --          8,720
  Other income.....................................        --      36,198       9,006         45,204
                                                     --------     -------     -------     ----------
                                                      703,143     662,591      21,069      1,386,803
Benefits and expenses:
  Policyowner benefits.............................   384,159     426,877       2,459        813,495
  Underwriting, acquisition, and other expenses....    69,035      60,911      10,525        140,471
  Amortization of deferred policy acquisition costs
     and value of business acquired, net of
     non-core adjustment of ($2,988)...............    56,996      78,891          --        135,887
  Dividends to policyowners........................    98,945          --          --         98,945
                                                     --------     -------     -------     ----------
                                                      609,135     566,679      12,984      1,188,798
                                                     --------     -------     -------     ----------
Adjusted pre-tax operating income..................  $ 94,008     $95,912     $ 8,085        198,005
                                                     ========     =======     =======
  Non-core realized/unrealized (losses) on
     investments...................................                                          (99,349)
  Change in option value of equity-indexed annuity
     products and market value adjustments on total
     return strategy annuities.....................                                           52,747
  Amortization of deferred policy acquisition costs
     and VOBA due to non-core realized gains or
     losses........................................                                            2,988
  Demutualization costs............................                                             (969)
  Restructuring costs..............................                                           (8,566)
                                                                                          ----------
Income from continuing operations..................                                          144,856
Interest (expense).................................                                          (26,011)
Income tax (expense)...............................                                          (39,522)
Income from discontinued operations, net of tax....                                            1,820
Cumulative effect of change in accounting for
  derivatives, net of tax..........................                                           (8,236)
                                                                                          ----------
          Net income...............................                                       $   72,907
                                                                                          ==========

                                AMERUS GROUP CO.

                            OPERATING SEGMENT INCOME
                                ($ IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31, 2000
                                                   -----------------------------------------------------
                                                                                               TOTAL
                                                   LIFE INSURANCE   ANNUITIES   ALL OTHER   CONSOLIDATED
                                                   --------------   ---------   ---------   ------------
Revenues:
  Insurance premiums.............................     $252,157       $21,820     $   230     $  274,207
  Universal life and annuity product charges.....       65,126        34,814          --         99,940
  Net investment income..........................      212,100       468,404      19,021        699,525
  Core realized/unrealized gains (losses) on
     investments.................................         (695)      (16,597)         --        (17,292)
  Other income...................................           --        21,787      12,788         34,575
                                                      --------       -------     -------     ----------
                                                       528,688       530,228      32,039      1,090,955
Benefits and expenses:
  Policyowner benefits...........................      308,177       323,560         676        632,413
  Underwriting, acquisition, and other
     expenses....................................       51,532        52,554      19,381        123,467
  Amortization of deferred policy acquisition
     costs and value of business acquired, net of
     non-core adjustment of ($8,722).............       35,570        65,902          --        101,472
  Dividends to policyowners......................       74,338            --          --         74,338
                                                      --------       -------     -------     ----------
                                                       469,617       442,016      20,057        931,690
                                                      --------       -------     -------     ----------
Adjusted pre-tax operating income................     $ 59,071       $88,212     $11,982        159,265
                                                      ========       =======     =======
  Non-core realized/unrealized (losses) on
     investments.................................                                               (11,683)
  Amortization of deferred policy acquisition
     costs and VOBA due to non-core realized
     gains or losses.............................                                                 8,722
  Demutualization costs..........................                                               (11,265)
                                                                                             ----------
Income from continuing operations................                                               145,039
Interest (expense)...............................                                               (29,723)
Income tax (expense).............................                                               (42,516)
Minority interest................................                                               (21,677)
Income from discontinued operations, net of
  tax............................................                                                   717
                                                                                             ----------
     Net income..................................                                            $   51,840
                                                                                             ==========

                                AMERUS GROUP CO.

                            OPERATING SEGMENT INCOME
                                ($ IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31, 1999
                                                   -----------------------------------------------------
                                                                                               TOTAL
                                                   LIFE INSURANCE   ANNUITIES   ALL OTHER   CONSOLIDATED
                                                   --------------   ---------   ---------   ------------
Revenues:
  Insurance premiums.............................     $253,707      $ 25,122     $   136     $  278,965
  Universal life and annuity product charges.....       62,962        27,835          --         90,797
  Net investment income..........................      202,517       443,359      19,521        665,397
  Core realized/unrealized gains (losses) on
     investments.................................         (380)       11,239          --         10,859
  Other income...................................           --         6,304      13,987         20,291
                                                      --------      --------     -------     ----------
                                                       518,806       513,859      33,644      1,066,309
Benefits and expenses:
  Policyowner benefits...........................      301,294       339,056         291        640,641
  Underwriting, acquisition, and other
     expenses....................................       57,784        37,204      25,787        120,775
  Amortization of deferred policy acquisition
     costs and value of business acquired, net of
     non-core adjustment of $2,134...............       37,605        48,378          --         85,983
  Dividends to policyowners......................       70,777            --          --         70,777
                                                      --------      --------     -------     ----------
                                                       467,460       424,638      26,078        918,176
                                                      --------      --------     -------     ----------
Adjusted pre-tax operating income................     $ 51,346      $ 89,221     $ 7,566        148,133
                                                      ========      ========     =======
  Non-core realized/unrealized (losses) on
     investments.................................                                               (12,261)
  Amortization of deferred policy acquisition
     costs and VOBA due to non-core realized
     gains or losses.............................                                                (2,134)
  Demutualization costs..........................                                                (7,062)
                                                                                             ----------
Income from continuing operations................                                               126,676
Interest (expense)...............................                                               (28,983)
Income tax (expense).............................                                               (33,654)
Minority interest................................                                               (28,107)
Income from discontinued operations, net of
  tax............................................                                                 2,504
                                                                                             ----------
     Net income..................................                                            $   38,436
                                                                                             ==========

                                AMERUS GROUP CO.

                            OPERATING SEGMENT INCOME
                                ($ IN THOUSANDS)

                                                                                           TOTAL
                                             LIFE INSURANCE    ANNUITIES    ALL OTHER   CONSOLIDATED
                                             --------------   -----------   ---------   ------------
DECEMBER 31, 2001
Investments................................    $4,595,113     $10,432,660   $ 24,660    $15,052,433
Deferred policy acquisition costs and
  VOBA.....................................       613,945         612,564         --      1,226,509
Other assets...............................       547,812       1,340,123    132,275      2,020,210
                                               ----------     -----------   --------    -----------
Total assets...............................    $5,756,870     $12,385,347   $156,935    $18,299,152
                                               ==========     ===========   ========    ===========
DECEMBER 31, 2000
Investments................................    $2,673,659     $ 6,859,314   $ 73,833    $ 9,606,806
Deferred policy acquisition costs and
  VOBA.....................................       365,819         539,923         --        905,742
Other assets...............................       216,088         660,738     82,148        958,974
                                               ----------     -----------   --------    -----------
Total assets...............................    $3,255,566     $ 8,059,975   $155,981    $11,471,522
                                               ==========     ===========   ========    ===========
DECEMBER 31, 1999
Investments................................    $2,555,199     $ 6,406,034   $ 98,480    $ 9,059,713
Deferred policy acquisition costs and
  VOBA.....................................       388,093         469,253         --        857,346
Other assets...............................       200,407         622,751    351,738      1,174,896
                                               ----------     -----------   --------    -----------
Total assets...............................    $3,143,699     $ 7,498,038   $450,218    $11,091,955
                                               ==========     ===========   ========    ===========

(21) QUARTERLY RESULTS (UNAUDITED)

2001 QUARTERLY DATA

                                                               QUARTER ENDED
                                           ------------------------------------------------------
                                            MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                           -----------   -----------   ------------   -----------
                                             ($ IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE)
Total revenues (excluding realized
  gains).................................  $   272,893   $   325,604   $   383,332    $   396,254
Realized gains (losses)..................  $   (39,835)  $   (11,825)  $   (45,649)   $     6,680
Total benefits and expenses..............  $   196,247   $   277,724   $   300,882    $   367,745
Net income from continuing operations....  $    19,458   $    19,695   $    21,082    $    19,088
Weighted average number of shares:
  Basic..................................   29,973,039    34,364,932    41,536,389     41,741,649
  Diluted................................   30,365,387    34,528,541    42,060,929     42,288,468
Net income from continuing operations per
  share:
  Basic..................................  $      0.65   $      0.57   $      0.51    $      0.46
  Diluted................................  $      0.64   $      0.57   $      0.50    $      0.45

                                AMERUS GROUP CO.

2000 QUARTERLY DATA

                                                               QUARTER ENDED
                                           ------------------------------------------------------
                                            MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                           -----------   -----------   ------------   -----------
                                             ($ IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE)
Total revenues (excluding realized
  gains).................................  $   272,547   $   272,144   $   276,467    $   287,089
Realized gains (losses)..................  $     2,903   $    (7,162)  $    (7,292)   $   (17,424)
Total benefits and expenses..............  $   234,127   $   229,837   $   231,635    $   238,634
Net income from continuing operations....  $    14,984   $     7,730   $    10,432    $    17,977
Weighted average number of shares:
  Basic..................................   17,390,165    17,390,165    18,888,948     29,933,019
  Diluted................................   17,453,374    17,407,252    19,026,397     30,239,946
Net income per share:
  Basic..................................  $      0.86   $      0.44   $      0.55    $      0.60
  Diluted................................  $      0.86   $      0.44   $      0.55    $      0.59

     The Company was formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. At that time, the Company distributed 17.4 million shares of its common stock to its former members and exchanged its common stock for the 12.9 million shares of common stock held by the public in ALHI on a one-for-one basis. The Company's income primarily reflects the results of its former subsidiary, ALHI. Therefore, net income from continuing operations per share has been calculated based on the number of shares of stock the Company owned of ALHI from January 1, 1999 through September 20, 2000. Thereafter, net income from continuing operations per share has been calculated based on the shares actually outstanding.

                                AMERUS GROUP CO.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

SCHEDULE                                                                      PAGE
--------                                                                      ----
Independent Auditors' Reports on Schedules...........................    S-2 through S-3
I        Summary of Investments -- Other than Investments in Related                 S-4
         Parties.....................................................
II       Condensed Financial Information of Registrant...............   S-5 through S-10
III      Supplementary Insurance Information.........................               S-11
IV       Reinsurance.................................................               S-12

     All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements and notes thereto.

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, ON SCHEDULES

The Board of Directors and Stockholders
AmerUs Group Co.

     We have audited the consolidated balance sheet of AmerUs Group Co. as of December 31, 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended, and have issued our report thereon dated February 5, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the 2001 financial schedules listed on page S-1 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the 2001 financial statement schedules referred to above, when considered in relation to the 2001 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statement, in 2001 the Company changed its method of accounting for derivative instruments and its method of accounting for its closed block of business.

                                          /s/ Ernst & Young LLP

Des Moines, Iowa
February 5, 2002

             REPORT OF KPMG LLP, INDEPENDENT AUDITORS, ON SCHEDULES

The Board of Directors and Stockholders
AmerUs Group Co.

     Under date of February 5, 2001, we reported on the consolidated balance sheets of AmerUs Group Co. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the two years in the period then ended as contained in Part II, Item 8 of the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related 2000 and 1999 consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such 2000 and 1999 financial statement schedules, when considered in relation to the 2000 and 1999 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Des Moines, Iowa
February 5, 2001

                                AMERUS GROUP CO.

                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                   DECEMBER 31, 2001
                                                        ----------------------------------------
                                                                                      AMOUNT AT
                                                                                        WHICH
                                                                                      SHOWN IN
                                                         AMORTIZED                   THE BALANCE
TYPE OF INVESTMENT                                        COST(1)     MARKET VALUE      SHEET
------------------                                      -----------   ------------   -----------
                                                                    ($ IN THOUSANDS)
Fixed Maturities:
  Bonds
     United States Government and government agencies
       and authorities................................  $ 1,729,081   $ 1,773,310    $ 1,773,310
     States, municipalities and political
       subdivisions...................................       45,729        48,348         48,348
     Foreign governments..............................      128,785       134,169        134,169
     Public utilities.................................    1,178,219     1,183,826      1,183,826
     Convertibles and bonds with warrants attached....    1,411,139     1,411,139      1,411,139
     All other corporate bonds........................    8,408,825     8,506,235      8,506,235
  Redeemable preferred stock..........................      174,580       155,504        155,504
                                                        -----------   -----------    -----------
       Total fixed maturities.........................  $13,076,358   $13,212,531    $13,212,531
Equity securities:
  Common stocks
     Banks, trust and insurance companies.............       53,393        54,042         54,042
     Industrial, miscellaneous and all other..........        2,062         1,823          1,823
     Non-redeemable preferred stocks..................       12,013        12,013         12,013
                                                        -----------   -----------    -----------
       Total equity securities........................  $    67,468   $    67,878    $    67,878
Mortgage loans on real estate.........................      944,532                      944,532
Real estate...........................................        1,405                        1,405
Policy loans..........................................      506,318                      506,318
Other long-term investments...........................      300,676                      300,676
Short-term investments................................       19,041        19,093         19,093
                                                        -----------                  -----------
       Total investments..............................  $14,915,798                  $15,052,433
                                                        ===========                  ===========

---------------

(1) On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities, other long-term investments and short-term investments; original cost for equity securities; unpaid principal balance for mortgage loans on real estate and policy loans; and original cost less accumulated depreciation for investment real estate.

                                AMERUS GROUP CO.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                (PARENT COMPANY)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
ASSETS
Investments:
  Equity securities available-for-sale at fair value........  $      482   $   31,134
  Loans.....................................................          37          179
  Other investments.........................................      50,000       83,000
Investments in subsidiaries, at equity......................   1,561,066    1,136,446
Cash and cash equivalents...................................      42,208       11,529
Accrued investment income...................................       1,125          424
Property and equipment......................................      11,853       10,165
Income taxes receivable.....................................          --        1,291
Deferred income taxes.......................................       8,511        9,359
Other assets................................................       7,495       18,730
                                                              ----------   ----------
     Total assets...........................................  $1,682,777   $1,302,257
                                                              ==========   ==========

See accompanying notes to condensed financial statements.

                                AMERUS GROUP CO.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                (PARENT COMPANY)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accrued expenses and other liabilities....................  $   50,077   $   68,785
  Income taxes payable......................................      10,850           --
  Debt (note 2).............................................     276,430      200,683
                                                              ----------   ----------
     Total liabilities......................................     337,357      269,468
                                                              ----------   ----------
Minority interest...........................................      30,706           --
Capital securities (note 2).................................      76,197      204,834
                                                              ----------   ----------
Stockholders' equity:
  Preferred Stock, no par value, 20,000,000 shares
     authorized, none issued................................          --           --
  Common Stock, no par value, 230,000,000 shares authorized;
     41,759,450 shares issued and outstanding in 2001 (net
     of 1,746,548 treasury shares) and 30,011,034 shares
     issued and outstanding in 2000.........................      41,759       30,011
  Paid-in capital...........................................   1,122,853      809,894
  Accumulated other comprehensive income (loss).............      12,669      (17,188)
  Unearned compensation.....................................        (727)        (146)
  Unallocated ESOP shares...................................        (224)        (683)
  Retained earnings.........................................      62,187        6,067
                                                              ----------   ----------
     Total stockholders' equity.............................   1,238,517      827,955
                                                              ----------   ----------
     Total liabilities and stockholders' equity.............  $1,682,777   $1,302,257
                                                              ==========   ==========

See accompanying notes to condensed financial statements.

                                AMERUS GROUP CO.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONDENSED STATEMENTS OF INCOME
                                (PARENT COMPANY)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2001        2000        1999
                                                              -------    --------    --------
                                                                     ($ IN THOUSANDS)
Revenues:
  Equity in undistributed earnings of subsidiaries........    $87,009    $ 79,297    $ 66,377
  Net investment income...................................      5,191      14,337      17,147
  Realized losses.........................................         --          --      (1,000)
  Other income............................................         13          --          16
                                                              -------    --------    --------
                                                               92,213      93,634      82,540
Expenses:
  Operating expenses......................................      4,832       5,626      10,255
  Demutualization costs...................................         --       8,284       5,300
  Restructuring costs.....................................      1,843          --          --
  Interest expense........................................     23,583       6,021          38
                                                              -------    --------    --------
                                                               30,258      19,931      15,593
                                                              -------    --------    --------
Income before income tax expense and minority interest....     61,955      73,703      66,947
Income tax (expense) benefit..............................     10,016        (903)     (2,908)
Minority interest.........................................       (763)    (21,677)    (28,107)
                                                              -------    --------    --------
Net income from continuing operations.....................     71,208      51,123      35,932
Income (loss) from discontinued operations, net of tax....      1,820         717       2,504
                                                              -------    --------    --------
Net income before cumulative effect of change in
  accounting for derivatives..............................     73,028      51,840      38,436
Cumulative effect of change in accounting for derivatives,
  net of tax..............................................       (121)         --          --
                                                              -------    --------    --------
Net income................................................    $72,907    $ 51,840    $ 38,436
                                                              =======    ========    ========

See accompanying notes to condensed financial statements.

                                AMERUS GROUP CO.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000         1999
                                                            --------    ---------    --------
                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................    $ 72,907    $  51,840    $ 38,436
Adjustments to reconcile net income to net cash provided
  by (used by) operating activities:
  Cumulative effect of change in accounting.............         121           --          --
  Equity in undistributed earnings......................     (87,009)     (79,297)    (66,377)
  Dividends from subsidiaries...........................      75,900       48,848      43,798
  Realized investment losses............................          --           --       1,000
  Minority interest.....................................         763       21,677      28,107
Change in:
  Income taxes..........................................      12,141        9,771       7,616
  Other, net............................................     (20,529)      (7,918)    101,456
                                                            --------    ---------    --------
     Net cash provided by operating activities..........      54,294       44,921     154,036
                                                            --------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments.................................     (19,505)     (15,000)       (125)
Sale of investments.....................................      18,000       13,653          --
Purchase of property and equipment
Proceeds from sale of property and equipment
Proceeds from repayment of loans........................         142          131      40,121
Cash received in merger with ALHI.......................          --        2,914          --
Acquisition of ILICO....................................      (4,980)          --          --
Other assets, net.......................................      (1,675)        (637)     (3,351)
                                                            --------    ---------    --------
     Net cash (used in) provided by investing
       activities.......................................      (8,018)       1,061      36,645
                                                            --------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in debt and capital securities, net..............      75,747       14,305          --
Allocation of shares in leveraged ESOP..................         938        1,295          --
Purchase of treasury stock, net of issuance.............     (39,305)          --          --
Cash paid for demutualization distribution..............          --     (306,168)         --
Capital contribution to subsidiaries....................     (30,000)          --          --
Dividends paid to stockholders..........................     (16,787)     (11,971)         --
Other, net..............................................         117          173          --
                                                            --------    ---------    --------
     Net cash (used in) financing activities............     (15,597)    (302,366)         --
                                                            --------    ---------    --------
Net increase (decrease) in cash.........................      30,679     (256,384)    190,681
Cash at beginning of period.............................      11,529      267,913      77,232
                                                            --------    ---------    --------
Cash at end of period...................................    $ 42,208    $  11,529    $267,913
                                                            ========    =========    ========

See accompanying notes to condensed financial statements.

                                AMERUS GROUP CO.
                                (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     AmerUs Group Co. (the Company) is the parent company of its primary subsidiaries, AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. (AAG, formerly AmVestors Financial Corporation (AmVestors)) and AmerUs Capital Management Group, Inc. (ACM). The Company and ALIC together own all of ILICO Holdings, Inc., (ILICO), the holding company of Indianapolis Life Insurance Company (ILIC). ALIC's 7.8 percent ownership in ILICO is recorded as Minority Interest. The Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company's share of net income of its unconsolidated subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with AmerUs Group Co.'s consolidated financial statements.

(2) DEBT AND CAPITAL SECURITIES

     Debt and capital securities consist of the following ($ in thousands):

                                                                2001       2000
                                                              --------   --------
Revolving Credit Agreement (A)..............................  $150,000   $ 75,000
ESOP Note (B)...............................................       225        683
Senior notes bearing interest at 6.95% due June 2005........   125,000    125,000
Bank note bearing interest at 7.24% due March 2004..........     1,205         --
Junior Subordinated debentures bearing interest at 8.85%
  (C).......................................................    71,560     71,560
Junior Subordinated debentures bearing interest at 7.00%
  (D).......................................................     4,637    133,274
                                                              --------   --------
                                                              $352,627   $405,517
                                                              ========   ========

---------------

(A) The revolving credit agreement provides for a maximum borrowing of $175 million with the balance maturing in December 2004. This agreement replaced the $150 million credit agreement in 2001. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

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

(D) The Company issued $149.4 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with adjustable conversion-rate equity security units (ACES) issued by the trust. In connection with the maturity of the forward stock purchase component of the Company's ACES units on July 27, 2001, $144.7 million of the junior subordinated debentures were liquidated. The debentures bear interest at the rate of 7.00% and mature July 27, 2003.

                                AMERUS GROUP CO.
                                (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     Maturities of long-term debt and capital securities are as follows for each of the five years ending December 31:

                                                               (IN THOUSANDS)
Year ending December 31:
     2002...................................................      $    225
     2003...................................................         4,637
     2004...................................................       151,205
     2005...................................................       125,000
     2006...................................................            --
  Thereafter................................................        71,560
                                                                  --------
                                                                  $352,627
                                                                  ========

(3) DEMUTUALIZATION

     The Company was formerly known as American Mutual Holding Company (AMHC) and was a mutual insurance holding company whose principal asset was a 58% interest in AmerUs Life Holdings, Inc. (ALHI). Public stockholders owned the remaining 42% interest in ALHI (Minority Interest). ALHI was a holding company which directly or indirectly owned three principal life insurance subsidiaries:
ALIC, American Investors Life Insurance Company (American) and Delta Life and Annuity Company (Delta). On September 20, 2000, AMHC converted to stock form, changed its name to AmerUs Group Co. and acquired the Minority Interest of ALHI by issuing AmerUs Group Co. common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI merged into the Company simultaneously with the stock exchange.

     Prior to the conversion of the Company to a stock form, the Company was owned by individuals and entities who held insurance policies or annuity contracts issued by ALIC (Members). In the conversion, which is referred to as a demutualization, the Company distributed cash, policy credits and its newly issued common stock to its Members in exchange for their membership interests. The value of the distribution totaled approximately $792 million. Reorganization costs of $8.3 million and $5.3 million are included in the Company's expenses for the years ended December 31, 2000 and 1999 respectively. These costs consist primarily of legal, actuarial and consulting expenses associated with the Company's demutualization.

     The acquisition of the ALHI minority interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company's results of operations on the line titled minority interest on the Company's consolidated statements of income. From the acquisition date forward, the Company's results of operations include 100% of these earnings.

                                AMERUS GROUP CO.

                                  SCHEDULE III

                      SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                ($ IN THOUSANDS)

                                      FUTURE POLICY                                                                    AMORTIZATION
                        DEFERRED        BENEFITS,                     OTHER                               BENEFITS,    OF DEFERRED
                         POLICY          LOSSES,                      POLICY                               CLAIMS,        POLICY
                       ACQUISITION       CLAIMS &                    CLAIMS &                   NET        LOSSES &    ACQUISITION
                          COSTS            LOSS         UNEARNED     BENEFITS     PREMIUM    INVESTMENT   SETTLEMENT     COSTS &
SEGMENT                  & VOBA        EXPENSES(1)      PREMIUMS    PAYABLE(2)    REVENUE      INCOME      EXPENSES        VOBA
-------                -----------   ----------------   --------   ------------   --------   ----------   ----------   ------------
LIFE INSURANCE
12/31/2001...........  $  613,945      $ 4,752,903       $   --      $29,152      $300,690    $283,330     $482,362      $ 59,693
12/31/2000...........  $  365,820      $ 2,750,669       $   --      $11,890      $252,157    $212,100     $382,515      $ 36,054
12/31/1999...........  $  388,093      $ 2,579,642       $   --      $16,891      $253,707    $202,517     $372,071      $ 37,887
ANNUITIES
12/31/2001...........  $  612,564      $10,925,389       $   --      $ 3,505      $ 12,828    $577,913     $374,872      $ 73,206
12/31/2000...........  $  539,922      $ 7,207,576       $   --      $    --      $ 21,820    $468,404     $323,560      $ 56,696
12/31/1999...........  $  469,253      $ 6,823,004       $   --      $    --      $ 25,122    $443,359     $339,056      $ 50,230
OTHER
12/31/2001...........  $       --      $    77,874       $   --      $   490      $    132    $ 11,931     $  2,459      $     --
12/31/2000...........  $       --      $    17,372       $   --      $    --      $    230    $ 19,021     $    676      $     --
12/31/1999...........  $       --      $        --       $   --      $    --      $    136    $ 19,521     $    291      $     --
TOTAL
12/31/2001...........  $1,226,509      $15,756,166       $   --      $33,147      $313,650    $873,174     $859,693      $132,899
12/31/2000...........  $  905,742      $ 9,975,617       $   --      $11,890      $274,207    $699,525     $706,751      $ 92,750
12/31/1999...........  $  857,346      $ 9,402,646       $   --      $16,891      $278,965    $665,397     $711,418      $ 88,117


                         OTHER
                       OPERATING   PREMIUMS
SEGMENT                EXPENSES    WRITTEN
-------                ---------   --------
LIFE INSURANCE
12/31/2001...........  $ 69,035      n/a
12/31/2000...........  $ 51,532      n/a
12/31/1999...........  $ 57,784      n/a
ANNUITIES
12/31/2001...........  $ 60,911      n/a
12/31/2000...........  $ 52,554      n/a
12/31/1999...........  $ 37,204      n/a
OTHER
12/31/2001...........  $ 20,060      n/a
12/31/2000...........  $ 30,646      n/a
12/31/1999...........  $ 32,849      n/a
TOTAL
12/31/2001...........  $150,006      n/a
12/31/2000...........  $134,732      n/a
12/31/1999...........  $127,837      n/a

---------------

(1) Policy reserves, policyowner funds and dividends payable to policyowners

(2) Policy and contract claims

                                AMERUS GROUP CO.

                                  SCHEDULE IV
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                         PERCENTAGE
                                                 CEDED TO      ASSUMED                   OF AMOUNT
                                                   OTHER      FROM OTHER       NET        ASSUMED
                                 GROSS AMOUNT    COMPANIES    COMPANIES      AMOUNT        TO NET
                                 ------------   -----------   ----------   -----------   ----------
                                                       (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Life insurance in force........  $66,268,038    $49,453,962   $4,206,218   $21,020,294     20.01%
                                 ===========    ===========   ==========   ===========     ======
Premiums
  Life insurance...............  $   366,666    $    92,327   $   26,351   $   300,690      8.76%
  Annuities....................       12,967            139           --        12,828        --%
  Other........................        1,533          1,401           --           132        --%
                                 -----------    -----------   ----------   -----------     ------
Total premiums.................  $   381,166    $    93,867   $   26,351   $   313,650      8.40%
                                 ===========    ===========   ==========   ===========     ======
YEAR ENDED DECEMBER 31, 2000
Life insurance in force........  $35,503,699    $25,208,439   $  697,800   $10,993,060      6.35%
                                 ===========    ===========   ==========   ===========     ======
Premiums
  Life insurance...............  $   280,948    $    30,172   $    1,381   $   252,157      0.55%
  Annuities....................       21,820             --           --        21,820        --%
  Other........................        1,557          1,331            4           230      1.74%
                                 -----------    -----------   ----------   -----------     ------
Total premiums.................  $   304,325    $    31,503   $    1,385   $   274,207      0.51%
                                 ===========    ===========   ==========   ===========     ======
YEAR ENDED DECEMBER 31, 1999
Life insurance in force........  $33,046,944    $ 5,616,065   $  655,021   $28,085,900      2.33%
                                 ===========    ===========   ==========   ===========     ======
Premiums
  Life insurance...............  $   270,146    $    18,189   $    1,750   $   253,707      0.69%
  Annuities....................       25,122             --           --        25,122        --%
  Other........................        1,622          1,486           --           136        --%
                                 -----------    -----------   ----------   -----------     ------
Total premiums.................  $   296,890    $    19,675   $    1,750   $   278,965      0.63%
                                 ===========    ===========   ==========   ===========     ======