Form 10-Q
period 2002-03-31
AMERUS GROUP CO/IA
filed 2002-05-14
CIK 1051717

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

                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The number of shares outstanding of each of the Registrant's classes of common stock on May 3, 2002 was as follows:

                 Common Stock           40,442,743 shares

Exhibit index - Page 46
Page 1 of 52

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION...................................................................    4

Item 1.       Financial Statements...............................................................    4

              Consolidated Balance Sheets
              March 31, 2002 (Unaudited) and December 31, 2001...................................    4

              Consolidated Statements of Income (Unaudited)
              For the Three Months Ended March 31, 2002 and 2001.................................    6

              Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
              For the Three Months Ended March 31, 2002 and 2001.................................    7

              Consolidated Statements of Stockholders' Equity
              For the Three Months Ended March 31, 2002 (Unaudited) and
              the Year Ended December 31, 2001...................................................    8

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2002 and 2001.................................    9

              Notes to Consolidated Financial Statements
              (Unaudited) .......................................................................   11

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition ...............................................................   21

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................   41


PART II - OTHER INFORMATION......................................................................   43

Item 1.       Legal Proceedings..................................................................   43

Item 2.       Changes in Securities and Use of Proceeds..........................................   43

Item 6.       Exhibits and Reports on Form 8-K...................................................   44


Signatures.......................................................................................   45

Index to Exhibits................................................................................   46

                              SAFE HARBOR STATEMENT

         All statements, trend analyses and other information contained in this report relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting for derivatives and business combinations, goodwill and other intangibles and purchase accounting adjustments; (l) our ability to integrate the business and operations of acquired entities; (m) expected life and annuity product margins;
(n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations.

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                       March 31,    December, 31
                                                         2002           2001
                                                     ---------------------------
                                                      (unaudited)
                    ASSETS
Investments:
      Securities available-for-sale at fair value:
           Fixed maturity securities                   $11,448,608   $11,037,425
           Equity securities                                18,057        11,362
           Short-term investments                           17,332        14,881
      Securities held for trading purposes:
           Fixed maturity securities                     2,066,719     2,175,106
           Equity securities                                17,073        12,013
           Short-term investments                            4,200         4,212
      Mortgage loans                                       927,930       944,532
      Real estate                                            1,287         1,405
      Policy loans                                         501,037       506,318
      Other investments                                    311,052       345,179
                                                       -------------------------

               Total investments                        15,313,295    15,052,433

Cash and cash equivalents                                  109,214       179,376
Accrued investment income                                  184,337       174,238
Premiums, fees and other receivables                         7,733         9,920
Reinsurance receivables                                    760,591       732,030
Deferred policy acquisition costs                          740,110       642,680
Value of business acquired                                 597,190       583,829
Goodwill                                                   204,014       195,484
Property and equipment                                      82,267        83,221
Deferred income taxes                                       12,000        12,140
Other assets                                               430,029       270,888
Separate account assets                                    325,380       328,385
Assets of discontinued operations                           31,401        34,528
                                                       -------------------------

               Total assets                            $18,797,561   $18,299,152
                                                       =========================


 See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                     March 31,      December, 31
                                                                                        2002             2001
                                                                                    ------------------------------
                                                                                     (unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Policy reserves and policyowner funds:
           Future life and annuity policy benefits                                  $ 15,404,118      $ 15,102,001
           Policyowner funds                                                             722,014           432,941
                                                                                    ------------------------------
                                                                                      16,126,132        15,534,942

      Accrued expenses and other liabilities                                             476,431           488,949
      Dividends payable to policyowners                                                  187,021           221,224
      Policy and contract claims                                                          39,773            33,147
      Income taxes payable                                                                17,444            45,809
      Notes payable                                                                      380,576           315,574
      Separate account liabilities                                                       325,380           328,385
      Liabilities of discontinued operations                                              18,974            23,551
                                                                                    ------------------------------

                      Total liabilities                                               17,571,731        16,991,581

Company-obligated mandatorily redeemable preferred
      capital securities of subsidiary trusts holding solely
      junior subordinated debentures of the Company                                       48,249            69,054

Stockholders' equity:
      Preferred Stock, no par value, 20,000,000 shares
           authorized, none issued                                                             -                 -
      Common Stock, no par value, 230,000,000 shares
           authorized; 40,407,968 shares issued and outstanding in 2002 (net of
           3,213,542 treasury shares) and 41,759,450 shares issued and outstanding
           in 2001 (net of 1,746,548 treasury shares)                                     40,408            41,759
      Paid-in capital                                                                  1,074,600         1,122,853
      Accumulated other comprehensive income (loss)                                      (23,614)           12,669
      Unearned compensation                                                                 (690)             (727)
      Unallocated ESOP shares                                                               (224)             (224)
      Retained earnings                                                                   87,101            62,187
                                                                                    ------------------------------

                      Total stockholders' equity                                       1,177,581         1,238,517
                                                                                    ------------------------------

                      Total liabilities and stockholders' equity                    $ 18,797,561      $ 18,299,152
                                                                                    ==============================


 See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except share data)

                                                           For The Three Months Ended March 31,
                                                                  2002              2001
                                                           -----------------------------------
                                                                      (unaudited)
Revenues:
     Insurance premiums                                       $     92,108      $     57,167
     Universal life and annuity product charges                     42,871            24,266
     Net investment income                                         239,770           181,128
     Realized/unrealized losses on investments                     (24,712)          (39,835)
     Other income                                                   12,012            10,332
                                                              ------------------------------

                                                                   362,049           233,058
                                                              ------------------------------

Benefits and expenses:
     Policyowner benefits                                          213,556           120,484
     Underwriting, acquisition and other expenses                   36,251            31,334
     Demutualization costs                                             285                 -
     Restructuring costs                                             1,795                 -
     Amortization of deferred policy acquisition costs
         and value of business acquired                             39,842            25,271
     Dividends to policyowners                                      28,403            19,158
                                                              ------------------------------

                                                                   320,132           196,247
                                                              ------------------------------

Income from continuing operations                                   41,917            36,811

Interest expense                                                     6,027             7,332
                                                              ------------------------------

Income before income tax expense                                    35,890            29,479

Income tax expense                                                  11,432            10,021
                                                              ------------------------------

Net income from continuing operations                               24,458            19,458

Discontinued operations (net of tax):
     Income from discontinued operations                               456               414
                                                              ------------------------------

Net income before cumulative effect of change in
     accounting for derivatives                                     24,914            19,872

Cumulative effect of change in accounting for
     derivatives, net of tax                                             -            (8,236)
                                                              ------------------------------

Net income                                                    $     24,914      $     11,636
                                                              ==============================


Net income from continuing operations per common share:
     Basic                                                    $       0.59      $       0.65
                                                              ==============================
     Diluted                                                  $       0.58      $       0.64
                                                              ==============================

Net income from discontinued operations per common share:
     Basic                                                    $       0.01      $       0.01
                                                              ==============================
     Diluted                                                  $       0.01      $       0.01
                                                              ==============================

Net income per common share:
     Basic                                                    $       0.60      $       0.39
                                                              ==============================
     Diluted                                                  $       0.59      $       0.38
                                                              ==============================

Weighted average common shares outstanding:
     Basic                                                      41,349,785        29,973,039
                                                              ==============================
     Diluted                                                    41,968,570        30,365,387
                                                              ==============================



 See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                                   For The Three Months Ended March 31,
                                                                        2002                  2001
                                                                   ------------------------------------
                                                                                (unaudited)
Net income                                                            $ 24,914              $ 11,636

Other comprehensive income (loss), before tax:
      Unrealized gains (losses) on securities:
          Transfer related to unrealized gain on available-
               for-sale securities reclassified to trading                   -                  (662)
          Unrealized holding gains (losses) arising during period      (59,584)               45,240
          Less: Reclassification adjustment for (losses)
                   included in net income                               (3,764)               (6,977)
                                                                      -------------------------------

      Other comprehensive income (loss), before tax                    (55,820)               51,555
      Income tax (expense) benefit related to items of other
          comprehensive income                                          19,537               (18,044)
                                                                      -------------------------------
                                                                       (36,283)               33,511
      Amounts attributable to:
          Change in accounting for derivatives                               -                 2,661
                                                                      -------------------------------
      Other comprehensive income (loss), net of taxes                  (36,283)               36,172
                                                                      -------------------------------

Comprehensive income (loss)                                           $(11,369)             $ 47,808
                                                                      ==============================


 See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 March 31, 2002
                                ($ in thousands)

                                                                          Accumulated
                                                              Additional     Other                Unallocated             Total
                                                                Paid-In  Comprehensive   Unearned    ESOP     Retained Stockholders'
                                                 Common Stock   Capital  Income (Loss) Compensation  Shares   Earnings   Equity
                                                 ------------ ---------- ------------- ------------ --------  -------- -------------
 Balance at December 31, 2000                        30,011      809,894    (17,188)      (146)      (683)     6,067       827,955

 2001:
     Net income                                           -            -          -          -          -     72,907        72,907
     Change in accounting for derivatives                 -            -      2,661          -          -          -         2,661
     Transfer related to unrealized gain on
       available-for-sale securities reclassified
       to trading                                         -            -       (430)         -          -          -          (430)
     Net unrealized gain (loss) on securities             -            -     35,891          -          -          -        35,891
     Net unrealized gain (loss) on derivatives
       designated as cash flow hedges                     -            -     (5,933)         -          -          -        (5,933)
     Stock issued under various incentive
       plans, net of forfeitures                        338        8,921          -       (581)         -          -         8,678
     Dividends declared on common stock                   -            -          -          -          -    (16,787)      (16,787)
     Purchase of treasury stock                      (1,406)     (43,579)         -          -          -          -       (44,985)
     Acquisition of IL Holdings                       9,047      223,358          -          -          -          -       232,405
     Conversion of company-obligated
       mandatorily redeemable preferred
       capital securities                             3,769      123,779          -          -          -          -       127,548
     Allocation of shares in leveraged
       ESOP                                               -          480          -          -        459          -           939
     Minimum pension liability adjustment                 -            -     (2,332)         -          -          -        (2,332)
                                                   --------  -----------   --------   --------   --------   --------   -----------

 Balance at December 31, 2001                      $ 41,759  $ 1,122,853   $ 12,669   $   (727)  $   (224)  $ 62,187   $ 1,238,517

 2002 (unaudited):
     Net income                                           -            -          -          -          -     24,914        24,914
     Net unrealized gain (loss) on securities             -            -    (37,896)         -          -          -       (37,896)
     Net unrealized gain (loss) on derivatives
       designated as cash flow hedges                     -            -      1,613          -          -          -         1,613
     Stock issued under various incentive
       plans, net of forfeitures                        350        9,372          -         37          -          -         9,759
     Purchase of treasury stock                      (1,701)     (57,625)         -          -          -          -       (59,326)
                                                   --------  -----------   --------   --------   --------   --------   -----------

 Balance at March 31, 2002                         $ 40,408  $ 1,074,600   $(23,614)  $   (690)  $   (224)  $ 87,101   $ 1,177,581
                                                   ========  ===========   ========   ========   ========   ========   ===========



 See accompanying notes to consolidated financial statements.

                               AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                               For The Three Months Ended March 31,
                                                                        2002            2001
                                                               ------------------------------------
                                                                            (unaudited)
Cash flows from operating activities
     Net income                                                    $    24,914      $    11,636
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Cumulative effect of change in accounting
                 for derivatives                                             -            8,236
         Policyowner assessments on universal life
             and annuity products                                      (37,148)         (17,448)
         Interest credited to policyowner account
             balances                                                  110,617           84,075
         Change in option value of equity-indexed products
             and market value adjustments on total
             return strategy annuities                                 (15,131)         (34,969)
         Realized/unrealized (gains) losses on investments              24,712           39,835
         Goodwill amortization                                               -            1,943
         DAC amortization                                               18,008            6,779
         VOBA amortization                                              21,834           18,492
         Change in:
             Accrued investment income                                 (10,099)          (9,322)
             Reinsurance receivables                                   (28,561)          15,483
             Securities held for trading purposes:
                 Fixed maturities                                       97,218          (10,049)
                 Equity securities                                      (4,633)               -
                 Short-term investments                                     10                -
             Deferred policy acquisition costs                         (89,473)         (52,071)
             Liabilities for future policy benefits                    148,373            5,055
             Accrued expenses and other liabilities                    (20,465)         (19,650)
             Policy and contract claims and other
                 policyowner funds                                      17,853             (307)
             Income taxes:
                 Current                                               (28,366)         (11,812)
                 Deferred                                               35,100           15,364
     Other, net                                                        (31,041)         (30,667)
                                                                   -----------------------------

         Net cash provided by operating activities                     233,722           20,603
                                                                   -----------------------------

Cash flows from investing activities:
     Purchase of fixed maturities available-for-sale                (1,542,411)        (860,573)
     Proceeds from sale of fixed maturities available-for-sale         912,604          547,092
     Maturities, calls and principal reductions of
         fixed maturities available-for-sale                           195,649          108,216
     Purchase of equity securities                                      (1,003)            (145)
     Change in short-term investments, net                              (2,447)           7,241
     Purchase of mortgage loans                                        (12,411)         (21,443)

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                             For The Three Months Ended March 31,
                                                                   2002              2001
                                                             -----------------------------------
                                                                        (unaudited)
      Proceeds from repayment and sale of mortgage loans           28,214            14,212
      Purchase of real estate and other invested assets           (17,020)          (27,276)
      Proceeds from sale of real estate and other
           invested assets                                         64,749            13,695
      Change in policy loans, net                                   5,221             1,539
      Other assets, net                                            (3,506)           (4,433)
                                                                ---------------------------

           Net cash (used in) investing activities               (372,361)         (221,875)
                                                                ---------------------------

Cash flows from financing activities:
      Deposits to policyowner account balances                    487,999           548,022
      Withdrawals from policyowner account balances              (409,046)         (351,814)
      Change in debt, net                                        (119,998)          (16,120)
      Stock issued under various incentive plans, net of
           forfeitures                                              9,759               515
      Purchase of treasury stock                                  (59,326)             (299)
      Proceeds from issuance of OCEANs                            179,239                 -
      Retirement of company-obligated mandatorily
           redeemable capital securities                          (20,150)                -
                                                                ---------------------------

           Net cash provided by financing activities               68,477           180,304
                                                                ---------------------------

           Net (decrease) in cash                                 (70,162)          (20,968)

Cash and cash equivalents at beginning of period                  179,376            65,485
                                                                ---------------------------

Cash and cash equivalents at end of period                      $ 109,214         $  44,517
                                                                ===========================

Supplemental disclosure of cash activities:

      Interest paid                                             $   4,664         $   7,833
                                                                ===========================
      Income taxes paid                                         $  16,905         $   3,495
                                                                ===========================

                                AMERUS GROUP CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Consolidated Financial Statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 (see further discussion in Management's Discussion and Analysis). For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. (AAG), AmerUs Capital Management Group, Inc. (ACM), and ILICO Holdings, Inc. (ILICO), holding company of Indianapolis Life Insurance Company (ILIC) and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Effective on March 29, 2002, Western Security Life Insurance Company, a subsidiary of ILIC, was sold. The insurance business of Western Security Life Insurance Company was transferred to ILIC prior to the sale. The sale of the corporate organization and insurance licenses resulted in a gain of approximately $1.9 million which is included in realized gains.

     Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.

(2)  EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method. In addition, diluted earnings per share applicable to the Company's Optionally Convertible Equity-linked Accreting Notes (OCEANs(SM)) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is established at the amount of the annual regular dividend. See further discussion of the OCEANs in note 5.

(3)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment as of January 1, 2001 upon adoption of the standard to recognize its derivative instruments at fair value resulting in a pre-tax reduction to income of $12.4 million ($8.2 million after-tax) and an increase to Accumulated Other Comprehensive Income (AOCI) of $2.7 million. The reduction to income , which is classified as a "cumulative effect of change in accounting for derivatives, net of tax" in the Consolidated Statements of Income, is attributable to losses on basis swaps that were natural hedges and losses on interest rate swaps reclassified from AOCI that have been redesignated as cash flow hedges of floating rate funding agreement liability effective January 1, 2001. In addition, the reduction to income includes adjustments to fair value for options being used to hedge embedded options contained within equity-indexed annuity products. The increase in AOCI, which is classified as "change in accounting for derivatives" in the Consolidated Statements of Comprehensive Income, is attributable to the reclassification of the interest rate swap's fair value adjustment from AOCI to the Consolidated Statements of Income.

     During the first quarter of 2002 and 2001, realized/unrealized gains (losses) on investments included an unrealized loss of $6.8 million and $33.3 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed annuities. Additionally, the first quarter of 2002 included a $12.6 million unrealized loss from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment from fair value changes in options embedded within the equity-indexed products of $15.1 million and $35.0 million for the first quarter of 2002 and 2001, respectively. In addition, basis swaps were terminated during the first quarter of 2001 and an increase in fair value of $1.8 million on those swaps was included in net investment income. AOCI included an unrealized gain of $1.6 million and loss of $2.8 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during the first quarter of 2002 and 2001, respectively. The Company estimates that $0.2 million of derivative losses included in AOCI will be reclassified into earnings within the next twelve months. The ineffectiveness of the interest rate swap cash flow hedge was not considered significant for the first quarter of 2002 and 2001.

     The following table summarizes the income (loss) impact of the market value adjustment on trading securities and derivatives for the three months ended March 31, 2002 and 2001 (in thousands):

                                                   For The Three Months Ended March 31,
                                                         2002             2001
                                                   -----------------------------------
Fixed maturity securities held for trading            $(12,638)         $      -
Options on equity-indexed annuities                     (6,820)          (33,290)
Equity-indexed and total return strategy fixed
    annuity liabilities                                 15,131            34,969
Deferred policy acquisition cost amortization
     impact of net annuity adjustments                  (3,861)             (773)
                                                      --------------------------
     Pre-tax total                                      (8,188)              906
     Income taxes                                        2,866              (317)
                                                      --------------------------
     After-tax total                                  $ (5,322)         $    589
                                                      ==========================

(4)  CLOSED BLOCK

     The Company has established two closed blocks, which we refer to as the Closed Block. The first was established on June 30, 1996 in connection with the reorganization of ALIC to a stock form. The second was established as of March 31, 2000 in connection with the reorganization of ILIC to a stock form. The operations of ILIC have been included in the consolidated financial statements of the Company since May 18, 2001. Insurance policies which had a dividend scale in effect as of each Closed Block establishment date, were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the reorganization of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization if the experience underlying such scales and credits continues.

     Summarized financial information of the Closed Block as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 are as follows:


                                                                   March 31,           December 31,
                                                                     2002                 2001
                                                                  ---------------------------------
($ in thousands)                                                  (unaudited)
LIABILITIES:
Future life and annuity policy benefits                           $ 2,819,368           $ 2,835,423
Policyowner funds                                                       4,883                 4,656
Accrued expenses and other liabilities                                 70,146                69,678
Dividends payable to policyowners                                     154,648               154,139
Policy and contract claims                                             11,499                 8,843
Policyowner dividend obligation                                        26,667                61,486
                                                                  ---------------------------------

             Total Liabilities                                      3,087,211             3,134,225
                                                                  ---------------------------------

ASSETS:
Securities available-for-sale at fair value:
       Fixed maturity securities                                    1,843,481             1,829,060
Mortgage loans                                                        104,163               105,901
Policy loans                                                          359,838               363,981
Other investments                                                          53                 4,653
Cash and cash equivalents                                               5,777                18,382
Accrued investment income                                              32,587                32,396
Premiums and fees receivable                                           17,200                22,414
Other assets                                                           43,770                41,827
                                                                  ---------------------------------

             Total Assets                                           2,406,869             2,418,614
                                                                  ---------------------------------

Maximum future earnings to be recognized from assets and
       liabilities of the Closed Block                            $   680,342           $   715,611
                                                                  =================================

                                                                 For The Three Months Ended March 31,
                                                                      2002                 2001
                                                                  ---------------------------------
($ in thousands)                                                              (unaudited)
OPERATIONS:
Insurance premiums                                                $    65,788           $    44,848
Universal life and annuity product charges                              2,897                 3,314
Net investment income                                                  38,043                25,279
Realized gains (losses) on investments                                  4,624                   244
Policyowner benefits                                                  (72,115)              (48,823)
Underwriting, acquisition and other expenses                           (1,254)                 (766)
Dividends to policyowners                                             (26,335)              (17,627)
                                                                  ---------------------------------

Contribution from the Closed Block before income taxes            $    11,648           $     6,469
                                                                  =================================

(5)  DEBT AND CAPITAL SECURITIES

     Debt and capital securities consist of the following:

                                                               March 31,       December 31,
                                                                2002              2001
                                                              ---------        -----------
                                                             (unaudited)
($ in thousands)

Federal Home Loan Bank community investment
      long-term advances with a weighted average
      interest rate of 5.90% at March 31, 2002 (A)            $ 14,247          $ 14,369

Optionally Convertible Equity-linked Accreting Notes
      due on March 6, 2032 (B)                                 185,124                 -

Senior notes bearing interest at 6.95%
      due June, 2005                                           125,000           125,000

Revolving credit agreement                                      30,000           150,000

Surplus note bearing interest at 8.66% due on
      April 11, 2011                                            25,000            25,000

Note payable to a bank bearing interest at 7.24%
      due March, 2004                                            1,205             1,205
                                                              --------          --------

                                                              $380,576          $315,574
                                                              ========          ========

AmerUs Capital I 8.85% Capital
      Securities Series A due
      February 1, 2007 (C)                                    $ 48,095          $ 68,900

AmerUs Capital II 7.00% Adjustable
      Conversion-rate Equity Security
      Units are due July 27, 2003                                  154               154
                                                              --------          --------

                                                              $ 48,249          $ 69,054
                                                              ========          ========


(A) The Company has multiple credit arrangements with the Federal Home Loan Bank
(FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at March 31, 2001. These borrowings are secured and interest is payable at the current rate at the time of each advance.

(B) On March 6, 2002, the Company issued and sold in a private placement $185 million aggregate original principal amount of OCEANs. The OCEANs were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $234,950,000. The notes are convertible into shares of the Company's common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances.

     The yield on the OCEANs, without taking into account any contingent interest, as described below, will be approximately 3.83% per annum compounded semiannually from March 6, 2002 through March 6, 2007, and approximately 2.28 % per annum compounded semiannually from March 6, 2007 through maturity. We will pay a portion of the yield in cash which is referred to as stated interest, on semiannual interest payment dates. Since only a portion of the yield on the OCEANs will be paid as stated interest, the principal amount of each OCEAN will accrete over time such that the principal amount of each OCEAN will be $1,270.00 at maturity.

     Prior to March 6, 2007, each OCEAN may be converted into a number of shares of our common stock equal to the accreted principal amount of the OCEANs at the time of conversion divided by the initial conversion price of $37.598 per share, subject to adjustment. On and after March 6, 2007, each OCEAN may be converted into a number of shares of our common stock equal to $1,100.00 divided by the then effective conversion price. The conversion price (and therefore the conversion rate) will be adjusted under some circumstances.

     Additionally, if a special conversion event has occurred, holders may convert their OCEANs for a specified period into a number of shares of our common stock per OCEAN equal to 90% of the quotient of $1,100.00 divided by the conversion price then in effect. A "special conversion event" will have occurred if a holder requests for quotes for such holder's OCEANs during a three-day period, and a firm quote cannot be obtained for the OCEANs during such period equal to at least 90% of the closing stock price of our common stock on any such day multiplied by the quotient of $1,100.00 divided be the conversion price in effect on such day.

     We will also pay contingent interest semiannually in cash through March 6, 2004 in an amount equal to $11.70 per annum per OCEAN. After March 6, 2004, contingent interest will be payable quarterly in cash in an amount equal to the regular cash dividends, if any, paid by us on our common stock in the immediately preceding three months.

     Proceeds from the OCEANs were used to repay borrowings on the Company's revolving credit facility and to purchase approximately 1.7 million shares amounting to $59 million of the Company's common stock. The OCEANs are senior subordinated debt, subordinated in right of payment to all existing and future senior debt and senior to all existing and future junior subordinated debt.

(C) On March 26, 2002, $20.8 million of the AmerUs Capital I 8.85% Capital Securities were repurchased which did not result in a material gain.

     For an additional discussion of the terms of the above indebtedness refer to the Company's consolidated financial statements as of December 31, 2001.

(6)  FEDERAL INCOME TAXES

     The effective income tax rate for the three-month periods ending March 31, 2002 and 2001, respectively, varied from the prevailing corporate rate primarily as a result of non-deductible demutualization costs, low income housing and rehabilitation credits, and tax exempt income in 2002 and 2001 and goodwill amortization in 2001.

(7)  ACQUISITIONS

     On May 18, 2001, the Company completed the acquisition of ILICO for an amount of cash, policy credits and shares of the Company's common stock equal to the value of 9.3 million shares of the Company's common stock. The purchase price totaled approximately $326 million. The acquisition was accounted for using the purchase method of accounting and accordingly the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of May 18, 2001, with the excess of the purchase price over the fair value of the assets acquired less the fair value of the liabilities assumed recorded as goodwill. As a result of purchase price allocation studies that are still in process, the final purchase price allocations may differ from the amounts reflected as of March 31, 2002. Although the final allocations may differ, the consolidated financial statements as of March 31, 2002 reflect the Company's best estimate based on currently available information and the differences between the current and final allocations are not expected to be material. Goodwill was amortized over thirty years through December 31, 2001. In accordance with SAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized but instead tested for impairment (see note 9). The operations of ILICO have been included in the consolidated financial statements of the Company since May 18, 2001. The allocation of the purchase price of ILICO is as follows (in millions):


Investments (including cash and short-term investments)        $ 4,655.7
Receivables and other assets                                       405.4
Value of business acquired                                         215.4
Goodwill                                                            27.3
Separate account assets                                            345.6
Policyowner reserves and funds                                  (4,801.3)
Other liabilities                                                 (151.1)
Debt                                                               (25.0)
Separate account liabilities                                      (345.6)

                                                               ---------
Total investment in ILICO                                      $   326.4
                                                               =========

(8)  RESTRUCTURING CHARGES

     During the third quarter of 2001, the Company began consolidating various functions in connection with a restructuring of its protection products and accumulation products operations. The objective of the restructuring plan is to eliminate duplicative functions for all business units. The elimination of duplicative functions is intended to reduce on-going operating costs for the Company. General administrative functions will be transitioned so they are performed primarily in Des Moines, Iowa. Protection products processes will be transitioned so they are performed primarily in Des Moines and Indianapolis, Indiana and accumulation products functions will be transitioned to Topeka, Kansas.

     Restructuring charges have been included in operating expenses in the consolidated statement of income for the quarter ended March 31, 2002. The restructuring charges for the quarter ended March 31, 2002 include pre-tax severance and termination benefits of $0.4 million related to the elimination of approximately ten positions and other pre-tax costs of $1.4 million primarily related to systems conversion and relocation of employees. An accrual for severance and termination benefits not yet paid amounted to $0.5 million at March 31, 2002.

     The Company has not finalized all restructuring activities as of March 31, 2002. Additional activities will primarily involve relocation or severance benefits for affected employees and various administrative, financial, and actuarial system conversion costs. Expenditures for all restructuring activities are expected to be completed by the fourth quarter of 2003.

(9)  ADOPTION OF SFAS 142

     SFAS 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill and other intangible assets and generally became effective January 1, 2002. SFAS 142 adopts a nonamortization, impairment-only model for the Company's goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses. The Company accordingly discontinued amortization of goodwill on January 1, 2002. As of March 31, 2002, goodwill of $27.3 million is in the protection products segment and $176.8 million is in the accumulation products segment. The only intangible asset other than goodwill, is VOBA which is being amortized and amounted to a gross carrying amount of $817.8 million and $220.6 million of accumulated amortization at March 31, 2002. Goodwill changed from $195.5 million at December 31, 2001 to $204.0 million at March 31, 2002 primarily due to the adjustment of the ILICO purchase price allocation.

     A reconciliation of net income and basic and diluted earnings per share reported for the quarter ended March 31, 2001 to exclude amortization expense of goodwill is as follows (in thousands except per share amounts):


                                                         For the Three Months
                                                           Ended March 31,
                                                            2002      2001
                                                        ----------------------
         Net income as reported                           $24,914    $11,636
         Goodwill amortization expense                          -      1,943
                                                        ----------------------
             Adjusted net income                          $24,914    $13,579
                                                        ======================

         Basic earnings per share as reported             $  0.60    $  0.39
         Goodwill amortization expense                          -       0.06
                                                        ----------------------
             Adjusted basic earnings per share            $  0.60    $  0.45
                                                        ======================

         Diluted earnings per share as reported           $  0.59    $  0.38
         Goodwill amortization expense                          -       0.07
                                                        ----------------------
             Adjusted diluted earnings per share          $  0.59    $  0.45
                                                        ======================

     The Company is currently evaluating the transitional impairment loss, if any, which will be reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The measurement of any impairment loss must be completed by December 31, 2002. The Company does not anticipate a material impact to the consolidated financial statements as a result of adopting SFAS 142.

(10) COMMITMENTS AND CONTINGENCIES

     In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is involved in litigation, including class actions, reinsurance claims and regulatory proceedings, arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to these other claims and legal actions, would have no material effect on our results of operations and financial position.

(11) OPERATING SEGMENTS

     The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:

     PROTECTION PRODUCTS

     The primary product offerings consist of whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent (PPGA) distribution system and Independent Marketing Organizations (IMOs).

     ACCUMULATION PRODUCTS

     The primary product offerings consist of individual fixed annuities marketed on a national basis primarily through independent brokers and IMOs and insurance contracts issued through separate account funding agreements.

         The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on the Closed Block which are considered core earnings, are not included as part of operating segment income. These items are shown between adjusted pre-tax operating income and income from operations on the following operating segment income tables. Operating segment income is generally income before non-core realized/unrealized gains and losses and the related amortization of deferred policy acquisition costs and VOBA, change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities, demutualization costs, restructuring costs, interest expense, income tax expense, income from discontinued operations and the cumulative effect of change in accounting. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses and the operations of the Company's real estate management subsidiary.

     Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of deferred policy acquisition costs and VOBA as previously discussed, are not significant. There have been no material changes in segment assets since December 31, 2001.

         Operating segment income is as follows:


 Operating Segment Income
 ($ in thousands)

                                                                              For The Three Months Ended March 31, 2002
                                                                -------------------------------------------------------------------
                                                                 Protection       Accumulation                           Total
                                                                  Products          Products          All Other       Consolidated
                                                                -------------------------------------------------------------------
Revenues:
      Insurance premiums                                        $   88,535          $   2,952          $     621        $  92,108
      Universal life and annuity product charges                    32,856             10,015                  -           42,871
      Net investment income                                         80,425            158,343              1,002          239,770
      Core realized gains on investments                             4,624                  -                  -            4,624
      Other income                                                     953             10,545                514           12,012
                                                                -------------------------------------------------------------------

                                                                   207,393            181,855              2,137          391,385

Benefits and expenses:
      Policyowner benefits                                         109,551            118,340                796          228,687
      Underwriting, acquisition, and other expenses                 19,642             12,997              3,612           36,251
      Amortization of deferred policy acquisition costs
          and value of business acquired, net of
          non-core adjustment of $1,556                             14,333             23,953                  -           38,286
      Dividends to policyowners                                     28,403                  -                  -           28,403
                                                                -------------------------------------------------------------------

                                                                   171,929            155,290              4,408          331,627
                                                                -------------------------------------------------------------------

Adjusted pre-tax operating income                               $   35,464          $  26,565          $  (2,271)          59,758
                                                                =================================================



       Non-core realized/unrealized (losses) on investments                                                               (29,336)

      Change in option value of equity-indexed
          annuity products and market value
          adjustments on total return strategy annuities                                                                   15,131

       Amortization of deferred policy acquisition costs and
           VOBA due to non-core realized gains or losses                                                                   (1,556)

       Demutualization costs                                                                                                 (285)

       Restructuring costs                                                                                                 (1,795)

                                                                                                                        -----------
 Income from continuing operations                                                                                         41,917

 Interest (expense)                                                                                                        (6,027)

 Income tax (expense)                                                                                                     (11,432)

 Income from discontinued operations, net of tax                                                                              456
                                                                                                                        -----------

           Net income                                                                                                   $  24,914
                                                                                                                        ===========

 Operating Segment Income
 ($ in thousands)

                                                                                 For The Three Months Ended March 31, 2001
                                                                       -------------------------------------------------------------
                                                                       Protection    Accumulation                          Total
                                                                        Products        Products        All Other      Consolidated
                                                                       -------------------------------------------------------------
Revenues:
      Insurance premiums                                               $  52,526        $   4,613        $      28        $  57,167
      Universal life and annuity product charges                          17,134            7,132                -           24,266
      Net investment income                                               53,031          127,188              909          181,128
      Core realized/unrealized gains on investments                          244              652                -              896
      Other income                                                             -            8,057            2,275           10,332
                                                                       -------------------------------------------------------------

                                                                         122,935          147,642            3,212          273,789

Benefits and expenses:
      Policyowner benefits                                                65,107           90,357              (11)         155,453
      Underwriting, acquisition, and other expenses                       14,140           14,517            2,677           31,334
      Amortization of deferred policy acquisition costs
          and value of business acquired, net of
          non-core adjustment of ($638)                                    9,609           16,300                -           25,909
      Dividends to policyowners                                           19,158                -                -           19,158
                                                                       -------------------------------------------------------------

                                                                         108,014          121,174            2,666          231,854
                                                                       -------------------------------------------------------------

Adjusted pre-tax operating income                                      $  14,921        $  26,468        $     546           41,935
                                                                       ===========================================

       Non-core realized/unrealized (losses) on investments                                                                 (40,731)

      Change in option value of equity-indexed
          annuity products and market value
          adjustments on total return strategy annuities                                                                     34,969

       Amortization of deferred policy acquisition costs and
           VOBA due to non-core realized gains or losses                                                                        638

                                                                                                                          ----------
 Income from continuing operations                                                                                           36,811

 Interest (expense)                                                                                                          (7,332)

 Income tax (expense)                                                                                                       (10,021)

 Income from discontinued operations, net of tax                                                                                414

 Cumulative effect of change in accounting for derivatives, net of tax                                                       (8,236)
                                                                                                                          ----------

           Net income                                                                                                     $  11,636
                                                                                                                          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following analysis of the consolidated results of operations and financial condition of AmerUs Group Co. should be read in conjunction with the Consolidated Financial Statements and related notes.


NATURE OF OPERATIONS

     We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The protection products segment was formerly known as the life insurance segment and the accumulation products segment was formerly known as the annuity segment. The protection products segment primary offerings consist of whole life, interest-sensitive whole life, equity-indexed life, universal life and term life insurance policies. The primary offerings of the accumulation products segment are individual fixed annuities and separate account funding agreements.

ADJUSTED NET OPERATING INCOME

     The following table reflects net income adjusted to eliminate certain items (net of applicable income taxes) which our management believes do not necessarily indicate overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on the closed block which are considered core earnings, are eliminated. Net realized capital gains or losses on investments may be realized at the sole discretion of management and are often realized in accordance with tax planning strategies. Therefore, our management believes that our net realized capital gains or losses on investments do not reflect the Company's ongoing earnings capacity for the periods presented below. Different items of adjustment are likely to occur in different periods presented and others may have different opinions as to which items may warrant adjustment. Adjusted net operating income is the basis we use to assess our overall performance. Adjusted net operating income as described by us may not be comparable to similarly titled measures reported by other companies, including insurance companies. The adjusted net operating income shown below does not constitute net income computed in accordance with accounting principles generally accepted in the United States, or GAAP.

                                                   For the Three Months Ended March 31,
                                                        2002                 2001
                                                   -----------------------------------
($ in thousands, except per share data)
Net Income                                         $      24,914         $     11,636

Net non-core realized (gains) losses (A)                   6,420                4,817

Net amortization of deferred policy
      acquisition costs due to non-core
      realized gains or losses (B)                        (1,498)              (1,506)

Net effect of accounting differences
      from the adoption of SFAS 133 (C)                    5,322                    -

Demutualization costs (D)                                    285                    -

Restructuring costs (E)                                    1,116                    -

Discontinued operations (F)                                 (456)                (414)

Cumulative effect of change in
      accounting for derivatives (G)                           -                8,236

                                                   -----------------------------------
Adjusted Net Operating Income                      $      36,103         $     22,769
                                                   ===================================

Adjusted Net Operating Income
      per common share:
          Basic                                    $        0.87         $       0.76
                                                   ===================================
          Diluted                                  $        0.86         $       0.75
                                                   ===================================

 Weighted average common shares outstanding:
          Basic                                       41,349,785           29,973,039
                                                   ===================================
          Diluted                                     41,968,570           30,365,387
                                                   ===================================


(A) Represents total realized gains or losses on investments less core realized gains or losses (defined as gains or losses from the closed block) adjusted for income taxes. Non-core realized gains or losses may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents amortization of deferred policy acquisition costs and value of business acquired on the non-core realized gains or losses that are included in our product margins, adjusted for income taxes on such amounts.

(C) Represents the net effect of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," related accounting entries, adjusted for income taxes. The accounting entries consist of market value adjustments on trading securities, derivatives, certain annuity contracts, and the associated change in amortization of deferred acquisition costs and value of business acquired resulting from such adjustments.

(D) Represents costs directly related to ILIC's demutualization. The costs consist primarily of legal, actuarial and consulting expenses.

(E) Represents costs of restructuring our operations to eliminate duplicative functions, adjusted for income taxes. The costs consist primarily of systems conversion, relocation of employees, and severance and termination benefits.

(F)  Represents the net income from our discontinued operations.

(G) Represents the cumulative effect of change in accounting for derivatives, net of income taxes, as of January 1, 2001, resulting from our adoption of SFAS 133.

     Adjusted net operating income increased $13.3 million to $36.1 million, or $0.86 per diluted share, for the first quarter of 2002 compared to $22.8 million, or $0.75 per diluted share, for the first quarter of 2001. The increase in adjusted net operating income in 2002 was primarily attributable to the acquisition of ILICO which operations have been included in our consolidated financial statements since May 18, 2001. This change is analyzed further in the operating segment discussion.

SALES

     PROTECTION PRODUCTS

     The following table sets forth information regarding our protection products segment sales activity by life insurance product:

                                               Sales Activity by Product
                                          For the Three Months Ended March 31,
                                                   2002           2001
                                                 -----------------------
                                                    ($ in thousands)

Traditional life insurance:
      Whole life                                 $  1,120       $  2,012
      Interest-sensitive whole life                10,204              -
      Term life                                     2,548          1,403
Universal life                                      8,326          1,649
Equity-indexed life                                 8,665          5,269
                                                 -----------------------

Direct first year annualized premiums              30,863         10,333
Private label term life premiums                    3,596              -
                                                 -----------------------

      Total                                      $ 34,459       $ 10,333
                                                 =======================

     Direct life insurance sales as measured by annualized premiums were $30.9 million in the first quarter of 2002 compared to $10.3 million in the first quarter of 2001. Approximately $18.2 million of the increase was due to sales from ILICO which was acquired during the second quarter of 2001.

Excluding the sales from ILICO which amounted to $18.2 million, life insurance sales increased 23% as compared to 2001. The increase excluding ILICO was primarily from the equity-indexed universal life products which allow the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based on increases in the S&P 500 Index, excluding dividends. The earnings credit is subject to a participation rate and an annual cap. In the first quarter of 2002, sales of these products were $8.7 million as compared to $5.3 million for the same period a year ago.

     We also distribute term products of ILICO through strategic alliances with private label partners. Under private label arrangements, ILICO designs and issues products that are distributed through the field forces of other life insurance companies, our private label partners, and ILICO reinsures a portion of the risks on those products, which we refer to as our private label sales. We have two private label partners that are actively writing new business. During the second quarter of 2002, we decided to cease recruiting new private label partners and the impact of this decision on future sales is not yet determinable.

     The following table sets forth the protection products segment life insurance collected premiums, including collected premiums associated with the closed block, for the periods indicated:

                                               Collected Premiums by Product
                                            For the Three Months Ended March 31,
                                               2002                  2001
                                            ------------------------------------
                                                      ($ in thousands)

Individual life premiums collected:
      Traditional life:
           First year and single             $ 42,563                 $ 20,064
           Renewal                             94,903                   49,200
                                            ------------------------------------
           Total                              137,466                   69,264

      Universal life:
           First year and single               19,658                    4,365
           Renewal                             30,476                   18,768
                                            ------------------------------------
           Total                               50,134                   23,133
                                            ------------------------------------

      Equity-indexed life:
           First year and single               11,881                    6,990
           Renewal                              6,050                    1,053
                                            ------------------------------------
           Total                               17,931                    8,043
                                            ------------------------------------

Total individual life                         205,531                  100,440

      Reinsurance assumed                      12,605                      509
      Reinsurance ceded                       (79,719)                  (9,350)
                                            ------------------------------------

Total individual life, net of reinsurance   $ 138,417                 $ 91,599
                                            ====================================



     Traditional life insurance premiums collected were $137.5 million for the first quarter of 2002 compared to $69.3 million for the first quarter of 2001. The increase in 2002 was primarily due to the additional premiums from ILICO amounting to $67.1 million. Excluding the ILICO premiums, first year and single premiums increased $2.0 million in the first quarter of 2002 as compared to the first quarter of 2001 due to increased closed block whole life premiums. Renewal collected premium, excluding ILICO premiums, was $0.9 million lower in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to continued run-off of the closed block which was partially offset by continued favorable persistency of the open block.

     Universal life insurance premiums collected were $50.1 million for the first quarter of 2002 compared to $23.1 million for the first quarter of 2001. Approximately $27.4 million of universal life insurance premiums for the first quarter of 2002 were from ILICO. The remaining decrease in 2002 compared to 2001 of $0.4 million was primarily due to the shift in sales from universal life products to equity-indexed life products.

     Equity-indexed life premiums collected were $17.9 million for the first quarter of 2002 compared to $8.0 for the first quarter of 2001. The increase in 2002 as compared to 2001 was a result of customer interest in this product following its introduction in 2000. ILICO did not have any equity-indexed life sales.

     Reinsurance assumed increased approximately $12.1 million in the first quarter of 2002 as compared to 2001. The entire amount of the increase is attributable to ILICO. ILICO private labels various term life products. The products are designed by ILICO, issued by ILICO's private label partners and then assumed in whole or in part by ILICO.

     Reinsurance ceded was $79.7 million in the first quarter of 2002 compared to $9.4 million in the first quarter of 2001. ALIC entered into additional reinsurance arrangements in 2000 and in the fourth quarter of 2001. ALIC has reinsurance arrangements that reduce retention to 10% of the net amount of mortality risk on any one policy, not to exceed company retention limits, for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. ALIC's retention limits on any one life vary by age and rating table and are generally between $500,000 and $1,000,000. In addition, ALIC has a reinsurance agreement covering its closed block policies. Under this agreement, ALIC has reinsured approximately 90% of the closed block mortality net amount at risk not previously reinsured. As a result of the new arrangements, ceded reinsurance premium, excluding ILICO, was $59.5 million in the first quarter of 2002 compared to $9.4 million in the first quarter of 2001. The remainder of the increase in ceded premium amounting to $20.2 million was from the ILICO acquisition. ILICO's reinsurance agreements effectively reduce ILICO's retention of mortality risk to $500,000.

     The following table sets forth information regarding our protection products segment life insurance in force for each date presented:


                                            Individual Life Insurance in Force
                                                     As of March 31,
                                               2002                 2001
                                           -------------------------------------
                                                     ($ in thousands)

Traditional life
      Number of policies                        400,179               243,008
      GAAP life reserves                   $  3,127,600          $  1,756,249
      Face amounts                         $ 52,128,000          $ 23,612,000

Universal life
      Number of policies                        152,663               108,881
      GAAP life reserves                   $  1,406,493          $    943,107
      Face amounts                         $ 19,141,000          $ 12,096,000

Equity-indexed life
      Number of policies                         12,560                 4,476
      GAAP life reserves                   $     63,553          $     18,882
      Face amounts                         $  2,417,000          $    790,000

Total life insurance
      Number of policies                        565,402               356,365
      GAAP life reserves                   $  4,597,646          $  2,718,238
      Face amounts                         $ 73,686,000          $ 36,498,000


     The acquisition of ILICO in the second quarter of 2001 increased the number of policies in force by 260,000, GAAP life reserves by $1.8 billion and face amounts by $35.9 billion as of March 31, 2002.

     ACCUMULATION PRODUCTS

     The following table sets forth our accumulation products segment collected deposits for the periods indicated:

                                                   Deposits by Product
                                            For the Three Months Ended March 31,
                                                2002                    2001
                                            ------------------------------------
($ in thousands)

Annuities:
   Fixed annuities:
        Deferred fixed annuities              $ 224,455               $ 437,038
        Multi-choice annuities                  134,649                  50,544
        Equity-indexed annuities                 34,857                  33,809
    Variable annuities                            2,663                       -
 Funding agreements                             275,000                       -
                                              ----------------------------------

      Total                                     671,624                 521,391

Reinsurance assumed                                   -                       -
Reinsurance ceded                                (1,477)                (48,589)
                                              ----------------------------------

Total deposits, net of reinsurance            $ 670,147               $ 472,802
                                              ==================================


     Fixed Annuity Products. Deferred fixed annuity collected premiums, excluding ILICO, decreased $216.8 million in the first quarter of 2002 compared to the first quarter of 2001 primarily attributable to the continued low interest rate environment. Multi-choice annuity products have continued to grow in popularity with consumers and agents since its introduction in December 1999 and as a result, premiums increased $84.1 million in the first quarter of 2002 as compared to the first quarter of 2001. Equity-indexed annuity sales increased $1.1 million in the first quarter of 2002 as compared to the first quarter of 2001. The modest growth was primarily due to lower returns on the S&P 500 Index in the first quarter of 2002. The ILICO acquisition did not impact multi-choice or equity-indexed sales as ILICO did not offer these products.

     During 2001, we had a reinsurance agreement which ceded 35% of certain fixed annuity production on a modified coinsurance basis. Fixed annuity production ceded under this agreement totaled approximately $48.6 million in the first quarter of 2001. In the fourth quarter of 2001, the agreement was cancelled and the previously ceded premiums were recaptured. In addition, ILICO reinsures approximately 75% of its fixed annuities on a modified coinsurance basis which amounted to approximately $1.5 million of ceded premium in the first quarter of 2002.

     Variable Annuities. ILICO had a variable annuity product line. In the first quarter of 2002, ILICO ceased new sales of these products, except for new policies issued as part of existing employer-sponsored qualified plan contracts. The sales of $2.7 million for the first quarter of 2002 primarily reflect additions to existing contracts and renewal premiums. Our agents will be encouraged to make new sales of variable annuities through our Ameritas Joint Venture. Future direct sales of variable annuities will be reduced significantly as a result of this change. As these sales will be through our joint venture, they will not appear in our direct sales numbers. The assets and liabilities related to the direct variable annuities are shown on the consolidated balance sheets as "separate account assets" and "separate account liabilities."

     Funding Agreements. We have placed fixed rate separate account funding agreements totaling $275 million in the first quarter of 2002. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. The funding agreements are secured by assets in a separate account and are guaranteed by general account assets. The assets are legally segregated and are not subject to claims that arise from our other business. Total funding agreements as of March 31, 2002 totaled $525 million. We currently anticipate placing additional funding agreements during the remainder of the year as conditions warrant.


     The following table sets forth information regarding fixed annuities in force for each date presented:


                                                     Fixed Annuities in Force
                                                           As of March 31,
                                                      2002              2001
                                                  ------------------------------
($ in thousands)

Deferred fixed and immediate annuities
      Number of policies                              176,773            162,527
      GAAP annuity reserves                       $ 7,109,206        $ 6,147,066

Multi-choice annuities
      Number of policies                               55,617              3,494
      GAAP annuity reserves                       $ 2,947,183        $   154,647

Equity-indexed annuities
      Number of policies                               17,869             15,834
      GAAP annuity reserves                       $   753,124        $   686,373

Total fixed annuities
      Number of policies                              250,259            181,855
      GAAP annuity reserves                       $10,809,513        $ 6,988,086



     The acquisition of ILICO in the second quarter of 2001 increased the total number of annuity policies by 54,000 and GAAP annuity reserves by $2.8 billion as of March 31, 2002.

RESULTS OF OPERATIONS

         PROTECTION PRODUCTS

         A summary of our protection products segment operations follows:

                                                                          For the Three Months Ended March 31,
                                                                             2002                     2001
                                                                          ------------------------------------
Revenues:
  Insurance premiums                                                      $ 88,535                  $ 52,526
  Universal life product charges                                            32,856                    17,134
  Net investment income                                                     80,425                    53,031
  Core realized gains (losses) on investments                                4,624                       244
  Other income                                                                 953                         -

                                                                          ----------------------------------
     Total revenues                                                        207,393                   122,935
                                                                          ----------------------------------

Benefits and expenses:
  Policyowner benefits:
   Traditional:
   Death benefits                                                            8,783                       523
   Change in liability for future policy benefits and
   other policy benefits                                                    69,553                    45,545

Universal:
   Death benefits in excess of cash value                                    5,394                     8,216
   Interest credited on policyowner account balances                        19,002                    10,491
   Other                                                                     6,819                       332
                                                                          ----------------------------------

     Total policyowner benefits                                            109,551                    65,107

Underwriting, acquisition and other expenses                                19,642                    14,140

Amortization of deferred policy acquisition costs and
   value of business acquired (VOBA), net of non-core
   adjustment of $200 and $174 for the three months ended
   March 31, 2002 and 2001, respectively                                    14,333                     9,609

Dividends to policyowners                                                   28,403                    19,158
                                                                          ----------------------------------

     Total benefits and expenses                                           171,929                   108,014
                                                                          ----------------------------------

Adjusted pre-tax operating income - Protection Products segment           $ 35,464                  $ 14,921
                                                                          ==================================

     Traditional life insurance premiums were $88.5 million in the first quarter of 2002 compared to $52.5 million in the first quarter of 2001. The acquisition of ILICO added traditional life insurance premiums of $38.0 million in the first quarter of 2002. Excluding these ILICO premiums, traditional life insurance premiums declined in the first quarter of 2002 primarily as a result of additional ceded premium on reinsurance agreements. In addition, premiums decreased in the first quarter of 2002 due to the shift in sales focus from traditional life products to equity-indexed universal life products previously discussed. Partially offsetting the decline in first year premium and the increase in ceded premium was increased renewal premium. Open block renewal premium increased approximately $0.4 million in the first quarter of 2002 primarily due to the maturing of this block. Closed block renewal premium for ALIC increased approximately $0.5 million in the first quarter of 2001 due to a decrease in lapses. Our life insurance lapse rate, exclusive of ILICO, was 6.0% for the first quarter of 2002 and 8.0% for the first quarter of 2001. Lapses increased in the first quarter of 2001 following the completion of our demutualization in the third quarter of 2000. The total life insurance lapse rate including ILICO was 8.3% for the first quarter of 2002. This higher lapse rate was expected due to the completion of ILICO's demutualization in May 2001.

     Universal life product charges were $32.9 million in the first quarter of 2002 compared to $17.1 million in the first quarter of 2001. Approximately $20.1 million of the universal life product charges for the first quarter of 2002 were attributable to the acquisition of ILICO. Excluding ILICO, universal life product charges decreased $4.3 million primarily due to a new reinsurance agreement effective December 31, 2001 covering pre-July 1, 1996 universal life policies. Product charges decreased $6.3 million as a result of premiums paid to reinsurers. Partially offsetting the reinsured premiums was the increased sales of universal life products and increased cost of insurance charges of approximately $2.0 million corresponding with the normal aging and growth of the block of business.

     Net investment income was $80.4 million in the first quarter of 2002 compared to $53.0 million in the first quarter of 2001. Approximately $27.3 million of net investment income for 2002 was attributable to the acquisition of ILICO. Excluding ILICO, net investment income increased $0.1 million primarily due to higher average invested assets (excluding market value adjustments) offset by lower effective yields as compared to the first quarter of 2001. Average invested assets (excluding market value adjustments), exclusive of the ILICO acquisition, increased approximately $138.1 million in the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily due to the growth of our protection products business. The effective yield on the investment portfolio was 7.03% in the first quarter of 2002 compared to 7.81% in the first quarter of 2001. Excluding ILICO, yields in the first quarter of 2002 decreased to 7.39%. The decrease in yields in the first quarter of 2002 primarily resulted from the lower interest rate market.

     Core realized gains and losses on investments were a net gain of $4.6 million in the first quarter of 2002 compared to a net gain of $0.2 million in the first quarter of 2001. Core realized gains and losses consist of gains and losses on our closed block investment transactions. These gains and losses are included in operating income as they are a component of the total contribution from the closed block that represents our operating income on this business. The level of realized gains and losses will fluctuate from year to year depending on the prevailing interest rate and economic environment and the timing of our sales of investments. See note 4 to the consolidated financial statements for further discussion of the closed block operations.

     Other income primarily consists of Corporate Owned Life Insurance (or COLI) income. COLI is life insurance policies on the lives of corporate employees held for the benefit of the corporation. Income on COLI is not subject to income taxes. Other income totaled $1.0 million in the first quarter of 2002 and was all provided by ILICO. COLI is classified as an other asset so the income from this asset appears in other income instead of net investment income.

     Total policyowner benefits were $109.6 million in the first quarter of 2002 compared to $65.1 million in the first quarter of 2001. The acquisition of ILICO increased life insurance benefits $49.2 million in the first quarter of 2002. Excluding the impact of the ILICO acquisition, total policyowner benefits decreased $4.7 million in the first quarter of 2002 as compared to the first quarter of 2001. Traditional life insurance benefits increased $0.6 million in the first quarter of 2002, exclusive of the impact of ILICO. Universal life benefits, excluding ILICO, decreased approximately $5.4 million in the first quarter of 2002 compared to the first quarter of 2001 due primarily to consistent mortality with increased reinsurance recoveries of benefits as more claims were subject to reinsurance agreements entered into in 2000 and 2001. Such reinsurance recoveries increased approximately $8.1 million in 2002. The increased reinsurance recoveries were partially offset by increased interest credited due to more policies in-force. The weighted average crediting rate on universal life policyowner account balances was 5.41% for the first quarter of 2002 (5.28% excluding ILICO) compared to 5.63% for the first quarter of 2001.

     Underwriting, acquisition and other expenses were $19.6 million in the first quarter of 2002 compared to $14.1 million in the first quarter of 2001. The acquisition of ILICO increased expenses approximately $7.4 million in the first quarter of 2002. Excluding the impact of the ILICO acquisition, underwriting, acquisition and other expenses decreased $1.9 million in the first quarter of 2002 as compared to the first quarter of 2001. The decrease in expenses in the first quarter of 2002, exclusive of the impact of ILICO, was primarily due to increased reimbursement from reinsurance commission and expense allowances and reduced general compensation expenses in 2002.

     The amortization of deferred policy acquisition costs and value of business acquired amounted to $14.3 million in the first quarter of 2002 compared to $9.6 million in the first quarter of 2001. Amortization of deferred policy acquisition costs and value of business acquired (VOBA), exclusive of ILICO, increased $0.3 million in the first quarter of 2002 as compared to 2001. Deferred policy acquisition costs and VOBA are generally amortized in proportion to gross margins.

     Dividends to policyowners were $28.4 million in the first quarter of 2002 compared to $19.2 million in the first quarter of 2001. Dividends to policyowners, exclusive of ILICO, increased $3.0 million in the first quarter of 2002 primarily due to maturing of the closed block. The dividends to policyowners line item also includes increases or decreases to the policyholder dividend obligation liability carried on the consolidated balance sheet. To the extent cumulative actual earnings of the closed block exceed the cumulative expected earnings based on the actuarial calculation at the time of the formation of the closed block (which we refer to as the closed block glide path), a policyholder dividend obligation liability is recorded. Higher realized gains in the first quarter of 2002 increased closed block earnings, which in turn were added to the policyholders dividend obligation liability through a charge to this line item. As a result of this accounting treatment, operating earnings only include the predetermined closed block glide path. See note 4 of the consolidated financial statements for further discussion of the closed block operations.

     Adjusted pre-tax operating income from our protection products operations was $35.5 million in the first quarter of 2002 compared to $14.9 million in the first quarter of 2001. The acquisition of ILICO contributed $18.7 million of adjusted pre-tax operating income to our protection products segment in the first quarter of 2002. Exclusive of the impact of the ILICO acquisition, our protection products operating income increased $1.9 million in the first quarter of 2002 compared to the first quarter of 2001. Gross margins in our protection products segment remained level in the first quarter of 2002 with the fluctuations in expenses primarily impacting the overall results.

     ACCUMULATION PRODUCTS

     A summary of our accumulation products segment operations follows:

                                                                             For the Three Months Ended March 31,
                                                                                2002                      2001
                                                                             ------------------------------------
Revenues:
  Immediate annuity and supplementary contract premiums                      $  2,952                    $  4,613
  Annuity product charges                                                      10,015                       7,132
  Net investment income                                                       158,343                     127,188
  Core realized gains (losses) on investments                                       -                         652
  Other income:
    Income from IMOs                                                            7,698                       5,830
    Other                                                                       2,847                       2,227
                                                                             ------------------------------------

     Total revenues                                                           181,855                     147,642
                                                                             ------------------------------------

Benefits and expenses:
  Policyowner benefits:
    Interest credited on policyowner account balances                          91,615                      73,584
    Other benefits                                                             26,725                      16,773
                                                                             ------------------------------------

     Total policyowner benefits                                               118,340                      90,357

Underwriting, acquisition and other expenses:
    Expenses from IMOs                                                          5,444                       4,717
    Other                                                                       7,553                       9,800

Amortization of deferred policy acquisition costs and
    value of business acquired (VOBA), net of non-core
    adjustment of $1,356 and ($812) for the three months ended
    March 31, 2002 and 2001, respectively                                      23,953                      16,300
                                                                             ------------------------------------

     Total benefits and expenses                                              155,290                     121,174
                                                                             ------------------------------------

Adjusted pre-tax operating income - Accumulation Products segment            $ 26,565                    $ 26,468
                                                                             ====================================

     Immediate annuity and supplementary contract premiums were $3.0 million in the first quarter of 2002, including $0.3 million for ILICO, compared to $4.6 million in the first quarter of 2001. Annuity product charges were $10.0 million in the first quarter of 2002 compared to $7.1 million in the first quarter of 2001. Annuity product charges from the acquisition of ILICO totaled $3.8 million for the first quarter of 2002. Excluding ILICO, annuity product charges declined $0.9 million in the first quarter of 2002 as compared to the first quarter of 2001. The decrease in product charges in the first quarter of 2002, exclusive of ILICO, was primarily due to decreased surrenders of annuity policies with surrender charges. Surrenders, exclusive of ILICO, totaled approximately $210.7 million for the first quarter of 2002 compared to $338.8 million for the first quarter of 2001. Annuity withdrawal rates, exclusive of ILICO, averaged 8.9% in the first quarter of 2002 compared to 16.1% in the first quarter of 2001. Excluding ILICO and internal replacements, withdrawal rates decreased to 8.0% for the first quarter of 2002 compared to 13.1% for the first quarter of 2001. Annuity withdrawal rates, including ILICO from the acquisition date forward, averaged 11.7% for the first quarter of 2002. Surrenders at ILICO for the first quarter of 2002 were approximately $177.1 million.

     Net investment income was $158.3 million for the first quarter of 2002 compared to $127.2 million for the first quarter of 2001. Approximately $26.7 million of net investment income for the first quarter of 2002 was attributable to the acquisition of ILICO. Excluding ILICO, net investment increased $4.4 million primarily due to higher average invested assets (excluding market value adjustments) offset by lower effective yields as compared to the prior year. Average invested assets (excluding market value adjustments) exclusive of the ILICO acquisition increased approximately $922.7 million in the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily due to the growth of our accumulation products business. The effective yield on the investment portfolio was 5.98% in the first quarter of 2002 compared to 7.20% in the first quarter of 2001. Excluding ILICO, yields in the first quarter of 2002 decreased to 6.59%. The overall yield including ILICO is lower primarily due to the higher percentage of convertible securities ILICO carries in its investment portfolio. The convertible securities are associated with ILICO's total return strategy fixed annuity products. The effective yield on the deferred fixed annuity portfolio was 6.68% in the first quarter of 2002 compared to 7.19% in the first quarter of 2001.

     Other income primarily consists of third party annuity commissions received by wholly-owned IMOs and COLI income. Other income totaled $10.5 million for the first quarter of 2002 compared to $8.1 million for the first quarter of 2001. The increase in other income was due to increased operations of independent marketing organizations purchased in the first quarter of 2001 and income on COLI investments. COLI is classified as an other asset so the income from this asset appears in other income instead of net investment income.

     Policyowner benefits were $118.3 million in the first quarter of 2002 compared to $90.4 million in the first quarter of 2001. Approximately $23.0 of the increase in policyowner benefits in the first quarter of 2002 was due to the acquisition of ILICO. Policyowner benefits increased approximately $4.9 million in the first quarter of 2002, exclusive of the impact of the ILICO acquisition. Excluding ILICO, interest credited to deferred annuity account balances increased $12.5 million in the first quarter of 2002 compared to the first quarter of 2001 primarily due to higher average balances, partially offset by a decline in crediting rates. In the first quarter of 2002, average deferred fixed annuity account balances, excluding ILICO, increased approximately $567.2 million and the weighted average crediting rate on deferred fixed annuity account balances decreased 34 basis points to 4.73%. Crediting rates were lowered in the fourth quarter of 2001 and in the first quarter of 2002 to correspond with the decline in the investment yields of the deferred fixed annuity portfolio. Overall, spreads on deferred fixed annuities declined 17 basis points to 195 basis points in the first quarter of 2002 as compared to the first quarter of 2001. Other benefits declined approximately $7.5 million, exclusive of ILICO, in the first quarter of 2002 which corresponds with the decline in immediate annuity and supplementary contract premiums. ILICO added approximately $17.5 million of other benefits to the first quarter of 2002 primarily due to payments made under modified coinsurance agreements.

     Underwriting, acquisition and other expenses totaled $13.0 million in the first quarter of 2002 compared to $14.5 million in the first quarter of 2001. Approximately $1.3 million of such expenses were due to the ILICO acquisition. Excluding these ILICO expenses, underwriting, acquisition and insurance expenses decreased approximately $2.8 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease between the reporting periods reflects the reduction of goodwill amortization of approximately $1.9 million which was included in the first quarter of 2001. Effective January 1, 2002, with the adoption of SFAS 142, goodwill is no longer amortized. The remaining decrease was primarily due to expense reductions from the restructuring activities that have taken place.

     Amortization of deferred policy acquisition costs and value of business acquired amounted to $24.0 million in the first quarter of 2002 compared to $16.3 million in the first quarter of 2001. Exclusive of the impact of ILICO, amortization of deferred policy acquisition costs and VOBA increased $6.1 million in the first quarter of 2002 as compared to the first quarter of 2001. The increase in amortization was primarily due to the general growth in the deferred policy acquisition cost asset associated with the growth in annuity sales throughout fiscal year 2001 which is being amortized in proportion to product margins.

     Adjusted pre-tax operating income from our accumulation products operations was $26.6 million in the first quarter 2002 compared to $26.5 million in the first quarter 2001. The acquisition of ILICO contributed $4.9 million in the first quarter 2002. Excluding this contribution from ILICO, our accumulation products operating income decreased $4.8 million in the first quarter 2002 compared to the first quarter 2001. The decrease in the first quarter 2002 was primarily due to decreased spreads, partially offset by the discontinuation of goodwill amortization and lower expenses.

     OTHER OPERATIONS

     A summary of our other operations follows:

                                                       For the Three Months Ended March 31,
                                                         2002                     2001
                                                       -----------------------------------
Revenues:
  Insurance premiums                                   $   621                   $    28
  Net investment income                                  1,002                       909
  Other income                                             514                     2,275

                                                       -----------------------------------
     Total revenues                                      2,137                     3,212
                                                       -----------------------------------

Benefits and expenses:
  Other policyowner benefits                               796                       (11)
  Underwriting, acquisition and other expenses           3,612                     2,677

                                                       -----------------------------------
     Total benefits and expenses                         4,408                     2,666
                                                       -----------------------------------

Adjusted pre-tax operating income - Other operations   $(2,271)                  $   546
                                                       =================================

     Adjusted pre-tax operating loss from our other operations was $2.3 million in the first quarter of 2002 compared to income of $0.5 million in the first quarter of 2001. Other operations primarily consist of holding company revenues and expenses and operations of our real estate management subsidiary. In 2001, other income included approximately $2.2 million of investment fee income for asset management services provided to ILICO prior to the acquisition. After the acquisition of ILICO, such fees are eliminated with expenses in consolidation which is the primarily cause of the difference in results between periods.

     A summary of our adjusted pre-tax operating income by segment and the remaining line items of our consolidated statements of income follows:

                                          For the Three Months Ended March 31,
                                                 2002                2001
                                          ------------------------------------
Adjusted pre-tax operating income:
  Protection Products                          $ 35,464           $ 14,921
  Accumulation Products                          26,565             26,468
  Other operations                               (2,271)               546
                                          ------------------------------------
     Total adjusted pre-tax
       operating income                          59,758             41,935

Non-operating increases (decreases)
to income:
  Non-core realized/unrealized gains
     (losses) on investments                    (29,336)           (40,731)
  Fair value change in option value of
     equity-indexed annuity products and
     market value adjustments on
     total return strategy annuities             15,131             34,969
  Amortization of DAC & VOBA due to
     non-core realized gains or losses           (1,556)               638
  Demutualization costs                            (285)                 -
  Restructuring costs                            (1,795)                 -
                                          ------------------------------------

     Income from continuing operations           41,917             36,811

Interest expense                                 (6,027)            (7,332)
Income tax expense                              (11,432)           (10,021)
                                          ------------------------------------

     Net income from continuing operations       24,458             19,458

Income from discontinued operations                 456                414
Cumulative effect of change in
  accounting for derivatives, net of tax              -             (8,236)
                                          ------------------------------------

     Net income                                $ 24,914           $ 11,636
                                          ====================================




     Total adjusted pre-tax operating income was $59.8 million in the first quarter of 2002 compared to $41.9 million in the first quarter of 2001. The acquisition of ILICO contributed $24.3 million to 2002 adjusted pre-tax operating income. Exclusive of ILICO, the protection products segment operations increased approximately $1.3 million, offset by declines in the accumulation products segment and other operations as previously discussed.

     Non-core realized/unrealized gains (losses) on investments were losses amounting to $29.3 million in the first quarter of 2002 compared to losses of $40.7 million in the first quarter of 2001. In accordance with SFAS 133, we adjusted our options to market value, which, due to the economic environment, resulted in an unrealized loss of $6.8 million in the first quarter of 2002 and $33.3 million in the first quarter of 2001. We use options to hedge our equity-indexed annuity products. In addition, we also have trading securities that back our total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a loss of $12.6 million in the first quarter of 2002. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed annuity reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in the policyowner benefits line of the consolidated statements of income and are explained in the following paragraph. Additionally, in the first quarter of 2002 the sale of Western Security Life Insurance Company, a subsidiary of ILIC, resulted in a gain of approximately $1.9 million. The remainder of the realized losses amounting to $8.0 million in the first quarter of 2002 and $7.4 million in the first quarter of 2001 will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of investment sales.

     The fair value change in options embedded within our equity-indexed products and the fair value changes on our total return strategy fixed annuity contracts was a $15.1 million decrease in reserve balances in the first quarter of 2002 and $ 35.0 million decrease in the first quarter of 2001. These fair value changes are being recorded in accordance with SFAS No. 133, which we adopted January 1, 2001. As previously discussed, these fair value changes are offset by similar adjustments and unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products.

     Amortization of deferred policy acquisition costs and VOBA due to realized and unrealized gains (losses) on investments which are not considered part of the core business amounted to an expense of $1.6 million in the first quarter of 2002 on net gains compared to an expense reduction of $0.6 million in the first quarter of 2001 on net losses. The amortization fluctuates from period to period depending on the related non-core realized/unrealized gains and losses.

     The 2002 demutualization costs consist primarily of legal, actuarial and consulting expenses associated with the demutualization of ILIC. Since these costs are not ongoing, they have been excluded from our operating segment amounts.

     Restructuring costs relate to our consolidation of various functions in connection with a restructuring of our protection products and accumulation products operations, which began in the third quarter of 2001. The objective of the restructuring plan is to eliminate duplicative functions for all business units. The elimination of duplicative functions is intended to reduce on-going operating costs. General administrative functions will be transitioned so they are performed primarily in Des Moines. Protection products processes will be transitioned so they are performed primarily in Des Moines and Indianapolis and accumulation products functions will be transitioned to Topeka. The restructuring charges expensed in the first quarter of 2002 included pre-tax severance and termination benefits of $0.4 million related to the elimination of approximately ten positions and other pre-tax costs of $1.4 million primarily related to systems conversion and relocation of employees. An accrual for severance and termination benefits not yet paid amounted to $0.5 million at March 31, 2002. Additional activities will primarily involve relocation or severance benefits for affected employees and various administrative, financial and actuarial system conversion costs. System conversion costs will be expensed as incurred and are expected to primarily be completed by the fourth quarter of 2003.

     Interest expense was $6.0 million in the first quarter of 2002 compared to $7.3 million in the first quarter of 2001. The decreased interest expense in the first quarter of 2002 was primarily due to lower borrowing rates in the first quarter of 2002 as compared to the first quarter of 2001. In addition, the amount of debt outstanding changed between periods with $185 million of OCEANs securities issued during the month of March in 2002 compared to $129 million of adjustable conversion-rate equity security units which were outstanding for the entire first quarter of 2001, prior to their maturity in July 2001. The first quarter of 2002 interest expense also included approximately $0.5 million of interest expense from ILIC. ILIC has a $25 million, 8.66% surplus note, due on April 1, 2011.

     Income tax expense was $11.4 million in the first quarter of 2002 compared to $10.0 million in the first quarter of 2001. The effective tax rate was 31.9% for the first quarter of 2002 and 34.0% for the first quarter of 2001. The decrease in the effective tax rate in the first quarter of 2002 reflected the decline in nondeductible expenses associated with the demutualization of ILICO, increased tax exempt income from the COLI investment, and the elimination of nondeductible goodwill amortization expense.

     Net income from continuing operations was $24.5 million in the first quarter of 2002 compared to $19.5 million in the first quarter of 2001. Approximately $9.5 million of the increase in the first quarter of 2002 was from the ILICO acquisition. The offsetting decrease of $4.5 million was primarily due to the results of our accumulation products and other operations as previously discussed.

     We adopted SFAS 133 on January 1, 2001. In accordance with the provisions of the statement, we recorded the differences between the previous carrying amounts of our derivative instruments and the fair value of our derivative instruments, as of this initial application date, as the effect of a change in accounting principle. The gross difference between carrying amounts and fair value amounts of our derivative instruments was a reduction of approximately $11.3 million. The deferred policy acquisition cost and VOBA amortization impact from the derivative adjustments was approximately $1.1 million and the income tax benefit was $4.2 million, resulting in the net cumulative effect of change in accounting for derivatives of $8.2 million.

     Net income was $24.9 million in the first quarter of 2002 compared to $11.6 million in the first quarter of 2001. The acquisition of ILICO increased net income approximately $9.5 million in the first quarter of 2002. The adoption of SFAS 133 in the first quarter of 2001 had a one-time cumulative effect of reducing net income by $8.2 million.

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

     We intend to rely primarily on dividends and interest income from our life insurance subsidiaries in order to make dividend payments to our shareholders. The payment of dividends by our life insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our life insurance subsidiaries dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators broad discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2001 results, our life insurance subsidiaries could pay us an estimated $80.5 million in dividends in 2002 without obtaining regulatory approval of this amount.

     We have a $175 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement), which replaced a similar $150 million revolving credit facility in December 2001. As of March 31, 2002, there was a $30 million outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0 (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause our life insurance subsidiaries to maintain certain levels of risk-based capital.

     On March 6, 2002, the Company issued and sold in a private placement $185 million aggregate original principal amount of OCEANs. The OCEANs were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $234,950,000. The notes are convertible into shares of the Company's common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances.

     The yield on the OCEANs, without taking into account any contingent interest, as described below, will be approximately 3.83% per annum compounded semiannually from March 6, 2002 through March 6, 2007, and approximately 2.28 % per annum compounded semiannually from March 6, 2007 through maturity. We will pay a portion of the yield in cash which is referred to as stated interest, on semiannual interest payment dates. Since only a portion of the yield on the OCEANs will be paid as stated interest, the principal amount of each OCEAN will accrete over time such that the principal amount of each OCEAN will be $1,270.00 at maturity.

     Prior to March 6, 2007, each OCEAN may be converted into a number of shares of our common stock equal to the accreted principal amount of the OCEANs at the time of conversion divided by the initial conversion price of $37.598 per share, subject to adjustment. On and after March 6, 2007, each OCEAN may be converted into a number of shares of our common stock equal to $1,100.00 divided by the then effective conversion price. The conversion price (and therefore the conversion rate) will be adjusted under some circumstances.

     Additionally, if a special conversion event has occurred, holders may convert their OCEANs for a specified period into a number of shares of our common stock per OCEAN equal to 90% of the quotient of $1,100.00 divided by the conversion price then in effect. A "special conversion event" will have occurred if a holder requests for quotes for such holder's OCEANs during a three-day period, and a firm quote cannot be obtained for the OCEANs during such period equal to at least 90% of the closing stock price of our common stock on any such day multiplied by the quotient of $1,100.00 divided be the conversion price in effect on such day.

     We will also pay contingent interest semiannually in cash through March 6, 2004 in an amount equal to $11.70 per annum per OCEAN. After March 6, 2004, contingent interest will be payable quarterly in cash in an amount equal to the regular cash dividends, if any, paid by us on our common stock in the immediately preceding three months.

     Proceeds from the OCEANs were used to repay borrowings on the Company's revolving credit facility and to purchase approximately 1.7 million shares amounting to $59 million of the Company's common stock. The OCEANs are senior subordinated debt, subordinated in right of payment to all existing and future senior debt and senior to all existing and future junior subordinated debt.

     We previously had warrants outstanding to purchase shares of common stock. The warrants were exercisable at $24.42 and expired in April 2002. Proceeds from the warrants amounted to $5.7 million and resulted in the issuance of approximately 234,000 shares of common stock through March 31, 2002.

     Our Board of Directors approved a stock purchase program effective February 8, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We have funded and plan to continue to fund the purchase program from a combination of our internal sources, life insurance subsidiaries, OCEANs offering and Revolving Credit Agreement. During the first quarter of 2002, 1.7 million shares were repurchased and were funded primarily by approximately $59 million from the OCEANs offering.

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

     Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of life insurance product and annuity. We continuously monitor benefits and surrenders to provide projections of future cash requirements. As part of this monitoring process, we perform cash flow testing of assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing our investment strategy, we establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and the claims-paying and financial strength ratings of the life insurance subsidiaries.

     We take into account asset/liability management considerations in the product development and design process. Contract terms for the interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at March 31, 2002 (including liabilities in the closed blocks and the general account):

                                                                ($ in millions)
                                                                --------------

Not subject to discretionary withdrawal                           $      473.7

Subject to discretionary withdrawal with adjustments:
        Specified surrender charges (A)                                6,777.9
        Market value adjustments                                       3,297.8
                                                                  ------------
        Subtotal                                                      10,075.7
                                                                  ------------

Subject to discretionary withdrawal without adjustments                1,933.3

                                                                  ------------
Total                                                             $   12,482.7
                                                                  ============


(A) Includes $1,217.6 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.




     ALIC is a party to a $250 million fixed separate account funding agreement. Under the agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. At the end of the first quarter of 2002, ALIC placed additional funding agreements totaling $275 million in six to ten year fixed rate insurance contracts. The funding agreements are secured by segregated assets and are further backed by the general account assets of ALIC. The assets are legally segregated and are not subject to claims that arise out of any other business of ALIC. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled unless there is a default under the agreement, but ALIC may terminate the agreement at any time. Standard defaults include failure to make required payments, misrepresentation, suspension of ratings and insolvency. We placed additional fixed separate account funding agreements totaling $75 million in April of 2002.

     In addition, there are variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $325 million at March 31, 2002. Separate account contractholders have no claim against the asset of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at March 31, 2002. In addition, ALIC has long-term fixed rate advances from FHLB outstanding of $14.2 million at March 31, 2002.

     The life insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of March 31, 2002 had a carrying value of $15.3 billion, including closed block investments.

     At March 31, 2002, the statutory surplus of the life insurance subsidiaries was approximately $678 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

     In the future, in addition to cash flows from operations and borrowing capacity, the life insurance subsidiaries would obtain their required capital from AmerUs Group Co.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The main objectives in managing our investment portfolios and our insurance subsidiaries are to maximize investment income and total investment returns while minimizing credit and asset/liability risks in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including asset liability management, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors.

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

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability management. Actuarial professionals estimate the payout pattern of our liabilities, primarily surrenders and lapses, to determine duration, which is the present value of the fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which management believes mitigates the overall effect of interest rate risk.

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

     The table below provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at March 31, 2002. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.



March 31, 2002
--------------
                                                                Expected Cash Flows
                             9 months
             Amortized         2002     2003      2004      2005      2006      2007    Thereafter    Cost    Fair Value
             ---------       -------------------------------------------------------------------------------------------
                                                                     ($ in millions)
Fixed maturity securities
  available-for-sale          $ 533    $1,265    $1,181    $1,453    $1,246    $  899    $4,882     $11,459     $11,449
Average interest rate           8.1%      6.8%      6.3%      6.7%      6.5%      6.9%      7.1%

Fixed maturity securities
  held for trading purposes   $  64    $  169    $  262    $  321    $  163    $  146    $  942     $ 2,067     $ 2,067
Average interest rate           3.9%      4.8%      3.8%      3.1%      4.3%      3.5%      5.2%

Mortgage loans                $  47    $   57    $   68    $   67    $   65    $   63    $  561     $   928     $   946
Average interest rate           8.2%      8.2%      8.2%      8.1%      8.1%      8.0%      7.9%

Total                         $ 644     1,491    $1,511    $1,841    $1,474    $1,108    $6,385     $14,454     $14,462
                             ===========================================================================================


     We have consistently invested in high quality marketable securities. As a result, management believes that there is minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 64% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 8.0% of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 6.81 years.

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

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities are readily marketable.

All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is involved in litigation, including class actions, reinsurance claims and regulatory proceedings, arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to these other claims and legal actions, would have no material effect on our results of operations and financial position.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 6, 2002, we issued and sold in a private placement $185,000,000 aggregate original principal amount of OCEANs. The OCEANs were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have an aggregate principal amount at maturity of $234,950,000. Neither the OCEANs nor the common stock issuable upon conversion of the OCEANs was registered under the Securities Act. The OCEANs were sold by Credit Suisse First Boston Corporation, the initial purchaser, to qualified institutional buyers in reliance on Rule 144A under the Securities Act. We paid an underwriting discount of $5,550,000 in connection with the private placement of the OCEANs.

     Holders may convert their OCEANs into shares of our common stock only if one or more of the following conversion conditions is satisfied and only for the periods set forth below:

     - if the sale price of our common stock for at least 20 trading days in any 30 trading-day period exceeds $47.85, subject to adjustment;

     - during any period in which an event of default has occurred and is continuing;

     - if we have called the OCEANs for redemption, during the period ending two business days prior to the specified redemption date;

     - during the five trading days after a notice that a special conversion event (as described below) has occurred;

     -    during any period in which we defer payment of cash interest;

     - during any period in which our senior long-term unsecured credit rating is downgraded by Standard & Poor's to BB+ or lower and by Moody's to Ba2 or lower, or if our senior long-term unsecured credit rating is suspended or withdrawn by both rating agencies, or if neither rating agency continues to provide ratings services or coverage to us; or

     - during specified periods upon the occurrence of specified corporate transactions, including a change of control.

     A "special conversion event" will be deemed to have occurred if a holder requests that the bid solicitation agent obtain bids for such holder's OCEANs during a three trading-day measurement period, and a firm bid for such OCEANs cannot be obtained from specified securities dealers on any day during such period that is at least equal to 90% of the closing sale price of our common stock on any such day multiplied by the quotient of $1,100.00 divided by the conversion price then in effect.

     The use of proceeds of the OCEANs is detailed above under "Liquidity and Capital Resources--AmerUs Group Co."

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

     (b) The following report on Form 8-K was filed during the quarter ended March 31, 2002:

         Form 8-K dated February 5, 2002 announcing the release of fourth quarter 2001 earnings. Supplemental financial information of AmerUs Group Co. was attached.

         Form 8-K dated February 20, 2002 announcing our interim issue of $150 million of private placement convertible notes due in 2032.

         Form 8-K dated February 28, 2002 announcing our agreement to issue $150 million of OCEANs in a private placement under Rule 144A.

         Form 8-K dated February 28, 2002 was amended by filing Form 8-K/A on March 19, 2002 which included the Indenture Agreement dated Match 6, 2002 and the Registration Rights Agreement dated March 6, 2002 in connection with the issuance of $185 million of private placement convertible notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May 14, 2002         AMERUS GROUP CO.



                              By  /s/  Melinda S. Urion
                                  -----------------------------------------
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                              By  /s/  Brenda J. Cushing
                                  -----------------------------------------
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)

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

3.1 Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.
3.2 Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-K, dated March 15, 2002, is hereby incorporated by reference.
4.1 Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.
4.2 Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company's 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.3 Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.4 Common Stock Purchase Warrant, filed as Exhibit (10)(v) to Form 10-Q of AmVestors Financial Corporation dated May 13, 1992, is hereby incorporated by reference.
4.5 Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., First Union Trust Company and the administrative trustees named therein, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.6 Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.
4.7 Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.8 QUIPS Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.9 Master Unit Agreement, dated as of July 27, 1998, between AmerUs Life Holdings, Inc. and First Union National Bank relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.10 Call Option Agreement, dated as of July 27, 1998, between Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.11 Pledge Agreement, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.'s 7.0% ACES Units, filed as
           Exhibit 4.11 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.12 Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.'s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.13 Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.'s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit
           4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.14 First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company's 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as
           Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.
4.15 Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.
4.16 Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.17 First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000, filed as Exhibit
           4.17 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.18 First Supplement to Master Unit Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and First Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.19 Assignment and Assumption Agreement to the QUIPS Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.19 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.20 Assignment and Assumption Agreement to the Common Trust Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.20 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.21 First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000, filed as Exhibit 4.21on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.22 First Supplement to the Pledge Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, among American Mutual Holding Company, Goldman Sachs & Co., as Call Option Holder, the Chase Manhattan Bank, as Collateral Agent and First
           Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.22 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.23 First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.'s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as
           Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.24 Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.
4.25 Registration Rights Agreement dated as of March 6, 2002 between AmerUs Group Co. and Credit Suisse First Boston Corporation, filed as Exhibit 4.2 on Form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.
10.1 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as
           Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.

10.2       Management and Administration Service Agreement, dated as of April
           1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.3 AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.4 AlloAmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.5 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6       AmerUs Life Insurance Company Performance Share Plan, filed as
           Exhibit 10.10 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.7 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10      Tax Allocation Agreement dated as of November 4, 1996, filed as
           Exhibit 10.68 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.12 AmerUs Group Co. Amended and Restated MIP Deferral Plan dated as of May 10, 2001 filed as Exhibit 10.12 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.
10.13 Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.14 Facility and Guaranty Agreement, dated February 12, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.39 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.15 Form of Reimbursement Agreement, dated February 15, 1999, among AmerUs Life Holdings, Inc. and Roger K. Brooks, Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky, Marcia S. Hanson, Mark V. Heitz and Gary R. McPhail, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.16 Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.41 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.17 1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.18 Amendment No. 2 to Facility Agreement, dated January 25, 2000, among The First National Bank of Chicago and the Registrant, filed as
           Exhibit 10.44 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

10.19 Amendment No. 3 to Facility Agreement dated December 12, 2001, among the First National Bank of Chicago and the Registrant filed as Exhibit 10.19 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.
10.20 Irrevocable Standby Letter of Credit Application and Terms Agreement, dated February 1, 2000, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.21 Investment Advisory Agreements, dated as of February 18, 2000, by and between Indianapolis Life Insurance Company, Bankers Life Insurance Company of New York, IL Annuity and Insurance Company, Western Security Life Insurance Company and AmerUs Capital Management Group, Inc. filed as Exhibits 10.1,10.3, 10.4 and 10.2, respectively, to AmerUs Life Holdings, Inc.'s report on Form 8-K/A on March 6, 2000, are hereby incorporated by reference.
10.22 Advance, Pledge and Security Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.48 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.23 Institutional Custody Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.49 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.24 Line of Credit Application, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.50 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.25 Stock Purchase Agreement, dated February 1, 2000, by and among AmVestors Financial Corporation, Creative Marketing International Corporation and the Stockholders of Creative Marketing International Corporation, filed as Exhibit 10.51 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.26 Stock Purchase Agreement, dated February 23, 2000, by and among American Investors Sales Group, Inc., Community Bank Marketing, Inc. and Community Financial Services, Inc., filed as Exhibit 10.52 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.27 Agreement for Advances, Pledge and Security Agreement, dated March 12, 1992, by and between Central Life Assurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.28 Agreement for Advances, Pledge and Security Agreement, dated September 1, 1995, by and between American Vanguard Life Insurance Company and the Federal Home Loan Bank of Des Moines, filed as
           Exhibit 10.54 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.29 Agreement and Plan of Merger, dated September 30, 1998, by and among AmVestors Financial Corporation, Senior Benefit Services of Kansas, Inc., Senior Benefit Services Insurance Agency, Inc., National Senior Benefit Services, Inc. and Richard McCarter, filed as Exhibit 10.55 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.30 Affirmation Agreement to Facility and Guaranty Agreement dated February 12, 1999 by American Mutual Holding Company, survivor of a merger with AmerUs Life Holdings, Inc. in favor of the Agent and the Lenders, dated September 20, 2000, filed as Exhibit 10.58 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.31 Amendment to Facility and Guaranty Agreement dated February 12, 1999 among The First National Bank of Chicago and AmerUs Group Co., dated September 20, 2000, filed as Exhibit 10.59 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.32 AmerUs Group Co. 2000 Stock Incentive Plan, dated November 15, 2000, filed as Exhibit 99.9 to the registration statement of AmerUs Group Co. on Form S-8, Registration Number 333-50030, is hereby incorporated by reference.
10.33 Employment Agreement between Indianapolis Life Insurance Company and Larry R. Prible dated May 11, 2000, filed as Exhibit 10.44 on Form 10-Q, dated November 13, 2001, is hereby incorporated by reference.
10.34 Credit Agreement dated December 12, 2001, among AmerUs Group Co., Various Lending Institutions, the Bank of New York, Mellon Bank
           N.A., and Fleet National Bank as

           Co-Arrangers and J P Morgan Chase Bank as Administrative Agent and Co-Arranger filed as Exhibit 10.35 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.
10.35* First Amendment to Credit Agreement dated as of February 22, 2002, among AmerUs Group Co., the lending institutions party hereto, The Bank of New York, Mellon Bank N.A. and fleet National Bank as Co-Arrangers and JPMorgan Chase Bank as Administrative Agent and Co-Arranger.
10.36* Consent dated as of March 15, 2002, among AmerUs Group Co., the lending institutions party hereto, The Bank of New York, Mellon
           Bank N.A. and fleet National Bank as Co-arrangers and JPMorgan
           Chase Bank as Administrative Agent and Co-Arranger.
11*        Statement Re: Computation of Earnings Per Share.
99.1       Retirement Agreement, dated March 14, 2000, by and between Victor
           N. Daley and AmerUs Life Holdings, Inc., filed as Exhibit 99.8 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
99.2       First Amendment to Employment Agreement, dated as of April 15,
           1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and AmerUs Life
           Holdings, Inc., filed as Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.3 Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and AmerUs Life Holdings, Inc., filed as Exhibit
           99.5 on 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.4 Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among AmerUs Life Holdings, Inc. and Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit
           99.6 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.5 Amended and Restated Employment Agreement, dated as of April 15, 1999, among Marcia S. Hanson and AmerUs Life Holdings, Inc., filed as Exhibit 99.7 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.6 Agreement and Release, dated as of December 31, 1999, by and between Marcia S. Hanson, AmerUs Life Holdings, Inc., Registrant, American Mutual Holding Company, and all of their respective subsidiaries and affiliates, filed as Exhibit 99.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
99.7       Form of Supplemental Benefit Agreement, dated as of February 7,
           2000, among AmerUs Life Holdings, Inc. and Victor N. Daley,
           Michael G. Fraizer, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

* Included herein