Form 10-Q
period 2002-06-30
AMERUS GROUP CO/IA
filed 2002-08-12
CIK 1051717

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

                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The number of shares outstanding of each of the Registrant's classes of common stock on August 6, 2002 was as follows:

                Common Stock                          39,723,659 shares

Exhibit index  - Page 51
Page 1 of 56

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------

PART I - FINANCIAL INFORMATION...................................................................    4

Item 1.       Financial Statements...............................................................    4

              Consolidated Balance Sheets
              June 30, 2002 (Unaudited) and December 31, 2001....................................    4

              Consolidated Statements of Income (Unaudited)
              For the Three and Six Months Ended June 30, 2002 and 2001..........................    6

              Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
              For the Three and Six Months Ended June 30, 2002 and 2001..........................    7

              Consolidated Statements of Stockholders' Equity
              For the Six Months Ended June 30, 2002 (Unaudited) and
              the Year Ended December 31, 2001...................................................    8

              Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended June 30, 2002 and 2001....................................    9

              Notes to Consolidated Financial Statements
              (Unaudited) .......................................................................   12

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition ...............................................................   25

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................   46

PART II - OTHER INFORMATION......................................................................   48

Item 1.       Legal Proceedings..................................................................   48

Item 4.       Submission of Matters to a Vote of Security Holders................................   48

Item 6.       Exhibits and Reports on Form 8-K...................................................   49


Signatures.......................................................................................   50

Index to Exhibits................................................................................   51


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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                               June 30,              December 31,
                                                                                 2002                   2001
                                                                              -----------------------------------
                                                                               (unaudited)
                       Assets
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities                                                  $11,850,297             $11,037,425
    Equity securities                                                               45,562                  11,362
    Short-term investments                                                          15,149                  14,881
  Securities held for trading purposes, at fair value:
    Fixed maturity securities                                                    1,941,177               2,175,106
    Equity securities                                                                 --                    12,013
    Short-term investments                                                           7,985                   4,212
  Mortgage loans                                                                   926,903                 944,532
  Real estate                                                                        1,287                   1,405
  Policy loans                                                                     500,273                 506,318
  Other investments                                                                307,495                 345,179
                                                                               -----------------------------------

                       Total investments                                        15,596,128              15,052,433

Cash and cash equivalents                                                          102,272                 179,376
Accrued investment income                                                          182,467                 174,238
Premiums, fees and other receivables                                                 7,502                   9,920
Reinsurance receivables                                                            805,130                 732,030
Deferred policy acquisition costs                                                  788,190                 642,680
Value of business acquired                                                         546,131                 583,829
Goodwill                                                                           217,632                 195,484
Property and equipment                                                              77,900                  83,221
Deferred income taxes                                                                 --                    12,140
Other assets                                                                       293,023                 270,888
Separate account assets                                                            283,975                 328,385
Assets of discontinued operations                                                   30,152                  34,528
                                                                               -----------------------------------
                       Total assets                                            $18,930,502             $18,299,152
                                                                               ===================================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                            June 30,       December 31,
                                                                              2002             2001
                                                                           ----------------------------
                                                                           (unaudited)
                         Liabilities and Stockholders' Equity
Liabilities:
   Policy reserves and policyowner funds:
        Future life and annuity policy benefits                           $ 15,581,845    $ 15,102,001
        Policyowner funds                                                      785,759         432,941
                                                                          ----------------------------
                                                                            16,367,604      15,534,942

   Accrued expenses and other liabilities                                      281,146         488,949
   Dividends payable to policyowners                                           246,615         221,224
   Policy and contract claims                                                   42,994          33,147
   Income taxes payable                                                         12,534          45,809
   Deferred income taxes                                                        10,044            --
   Notes payable                                                               419,617         315,574
   Separate account liabilities                                                283,975         328,385
   Liabilities of discontinued operations                                       19,484          23,551
                                                                          ----------------------------

                   Total liabilities                                        17,684,013      16,991,581

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Company                                48,249          69,054

Stockholders' equity:
   Preferred Stock, no par value, 20,000,000 shares
     authorized, none issued                                                      --              --
   Common Stock, no par value, 230,000,000 shares
     authorized; 39,721,666 shares issued and
     outstanding in 2002 (net of 3,916,622 treasury
     shares) and 41,759,450 shares issued and outstanding
     in 2001 (net of 1,746,548 treasury shares)                                 39,722          41,759
   Additional paid-in capital                                                1,048,979       1,122,853
   Accumulated other comprehensive income                                       18,910          12,669
   Unearned compensation                                                          (510)           (727)
   Unallocated ESOP shares                                                        (224)           (224)
   Retained earnings                                                            91,363          62,187
                                                                          ----------------------------

                   Total stockholders' equity                                1,198,240       1,238,517
                                                                          ----------------------------
                   Total liabilities and stockholders' equity             $ 18,930,502    $ 18,299,152
                                                                          ============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)


                                                         For The Three Months Ended June 30,       For The Six Months Ended June 30,
                                                                 2002            2001                 2002            2001
                                                         ----------------------------------      ----------------------------------
                                                                                         (unaudited)
Revenues:
     Insurance premiums                                     $     93,247    $     71,712         $    185,355    $    128,879
     Universal life and annuity product charges                   39,314          34,847               82,185          59,113
     Net investment income                                       251,897         207,093              491,667         388,221
     Realized/unrealized (losses) on investments                 (75,911)        (11,825)            (100,623)        (51,660)
     Other income                                                 19,925          11,952               31,937          22,284
                                                            ----------------------------         ----------------------------

                                                                 328,472         313,779              690,521         546,837
                                                            ----------------------------         ----------------------------
Benefits and expenses:
     Policyowner benefits                                        220,376         189,363              433,932         309,847
     Underwriting, acquisition and other expenses                 43,201          35,121               79,454          66,455
     Demutualization costs                                           179             202                  464             202
     Restructuring costs                                           6,416            --                  8,211            --
     Amortization of deferred policy acquisition costs
        and value of business acquired                            28,324          29,971               68,164          55,242
     Dividends to policyowners                                    19,221          23,067               47,624          42,225
                                                            ----------------------------         ----------------------------

                                                                 317,717         277,724              637,849         473,971
                                                            ----------------------------         ----------------------------
Income from continuing operations                                 10,755          36,055               52,672          72,866

Interest expense                                                   6,337           7,410               12,364          14,742
                                                            ----------------------------         ----------------------------

Income before income tax expense                                   4,418          28,645               40,308          58,124

Income tax expense                                                   696           8,950               12,128          18,971
                                                            ----------------------------         ----------------------------
Net income from continuing operations                              3,722          19,695               28,180          39,153

Discontinued operations (net of tax):
     Income from discontinued operations                             540             532                  996             946
                                                            ----------------------------         ----------------------------
Net income before cumulative effect of change in
     accounting for derivatives                                    4,262          20,227               29,176          40,099

Cumulative effect of change in accounting for
     derivatives, net of tax                                        --              --                   --            (8,236)
                                                            ----------------------------         ----------------------------

Net income                                                  $      4,262    $     20,227         $     29,176    $     31,863
                                                            ============================         ============================


Net income from continuing operations per common share:
     Basic                                                  $       0.09    $       0.57         $       0.69    $       1.22
                                                            ============================         ============================
     Diluted                                                $       0.09    $       0.57         $       0.68    $       1.21
                                                            ============================         ============================


Net income from discontinued operations per common share:
     Basic                                                  $       0.01    $       0.02         $       0.02    $       0.03
                                                            ============================         ============================
     Diluted                                                $       0.01    $       0.02         $       0.02    $       0.03
                                                            ============================         ============================

Net income per common share:
     Basic                                                  $       0.11    $       0.59         $       0.72    $       0.99
                                                            ============================         ============================
     Diluted                                                $       0.10    $       0.59         $       0.71    $       0.99
                                                            ============================         ============================

Weighted average common shares outstanding:
     Basic                                                    40,155,276      34,364,932           40,749,054      32,181,646
                                                            ============================         ============================
     Diluted                                                  40,661,337      34,528,541           41,311,695      32,325,847
                                                            ============================         ============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)


                                                           For The Three Months Ended June 30,     For The Six Months Ended June 30,
                                                                 2002            2001                      2002            2001
                                                           -----------------------------------     ---------------------------------
                                                                                          (unaudited)
Net income                                                    $  4,262         $ 20,227                  $ 29,176        $ 31,863

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
     Transfer related to unrealized gain on available-
        for-sale securities reclassified to trading               --                 --                      --              (662)
     Unrealized holding gains (losses) arising during
        period                                                  27,724          (38,083)                  (31,860)         (2,110)
     Less: Reclassification adjustment for (losses)
           included in net income                              (37,697)          (7,247)                  (41,461)        (14,223)
                                                           -----------------------------------     ---------------------------------

   Other comprehensive income (loss), before tax                65,421          (30,836)                    9,601          11,451
   Income tax (expense) benefit related to items of other
     comprehensive income                                      (22,897)          10,792                    (3,360)         (4,008)
                                                           -----------------------------------     ---------------------------------
                                                                42,524          (20,044)                    6,241           7,443
   Amounts attributable to:
     Change in accounting for derivatives                         --               --                        --             2,661
                                                           -----------------------------------     ---------------------------------
   Other comprehensive income (loss), net of taxes              42,524          (20,044)                    6,241          10,104

Comprehensive income (loss)                                   $ 46,786         $    183                  $ 35,417        $ 41,967
                                                           ===================================     =================================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ in thousands)


                                                                   Accumulated
                                                                      Other
                                                     Additional   Comprehensive                Unallocated                Total
                                          Common       Paid-In        Income       Unearned        ESOP      Retained  Stockholders'
                                          Stock        Capital        (Loss)     Compensation     Shares     Earnings     Equity
                                         -------    -----------  --------------  ------------  -----------   --------  -------------
Balance at December 31, 2000             $30,011    $   809,894    $(17,188)     $  (146)         $(683)    $  6,067    $  827,955

2001:
  Net income                                  --             --          --           --             --       72,907        72,907
  Change in accounting for derivatives        --             --       2,661           --             --           --         2,661
  Transfer related to unrealized gain
    on available-for-sale securities
    reclassified to trading                   --             --        (430)          --             --           --          (430)
  Net unrealized gain (loss) on
    securities                                --             --      35,891           --             --           --        35,891
  Net unrealized gain (loss) on
    derivatives designated as cash
    flow hedges                               --             --      (5,933)          --             --           --        (5,933)
  Stock issued under various incentive
    plans, net of forfeitures                338          8,921          --         (581)            --           --         8,678
  Dividends declared on common stock          --             --          --           --             --      (16,787)      (16,787)
  Purchase of treasury stock              (1,406)       (43,579)         --           --             --           --       (44,985)
  Acquisition of IL Holdings               9,047        223,358          --           --             --           --       232,405
  Conversion of company-obligated
    mandatorily redeemable preferred
    capital securities                     3,769        123,779          --           --             --           --       127,548
  Allocation of shares in leveraged
    ESOP                                      --            480          --           --            459           --           939
  Minimum pension liability adjustment        --             --      (2,332)          --             --           --        (2,332)
                                         -------    -----------    --------      -------          -----      -------   -----------

Balance at December 31, 2001             $41,759    $ 1,122,853    $ 12,669      $  (727)         $(224)    $ 62,187    $1,238,517

2002 (unaudited):
  Net income                                  --             --          --           --             --       29,176        29,176
  Net unrealized gain on securities           --             --       5,955           --             --           --         5,955
  Net unrealized gain on derivatives
    designated as cash flow hedges            --             --         286           --             --           --           286
  Stock issued under various incentive
    plans, net of forfeitures                477         12,864          --          217             --           --        13,558
  Purchase of treasury stock              (2,514)       (86,738)         --           --             --           --       (89,252)
                                         -------    -----------    --------      -------          -----      -------   -----------

Balance at June 30, 2002                 $39,722    $ 1,048,979    $ 18,910      $  (510)         $(224)    $ 91,363    $1,198,240
                                         =======    ===========    ========      =======          =====     ========    ==========



See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)


                                                              For The Six Months Ended June 30,
                                                                  2002              2001
                                                              ---------------------------------
                                                                       (unaudited)
Cash flows from operating activities
   Net income                                                  $    29,176    $    31,863
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of change in accounting
           for derivatives                                            --            8,236
     Policyowner assessments on universal life
        and annuity products                                       (70,159)       (46,255)
     Interest credited to policyowner account
        balances                                                   222,872        181,081
     Change in option value of equity-indexed products
        and market value adjustments on total
        return strategy annuities                                  (35,867)       (32,510)
     Realized/unrealized (gains) losses on investments             100,623         51,660
     Goodwill amortization                                            --            3,898
     DAC amortization                                               32,682         18,185
     VOBA amortization                                              35,482         37,057
     Change in:
       Accrued investment income                                    (8,229)        (8,046)
       Reinsurance receivables                                     (73,100)        16,677
       Securities held for trading purposes:
           Fixed maturities                                        215,125        (48,891)
           Equity securities                                        12,471         (1,648)
           Short-term investments                                   (3,780)          --
       Deferred policy acquisition costs                          (201,575)      (107,687)
       Liabilities for future policy benefits                      434,465         (3,283)
       Accrued expenses and other liabilities                      (29,499)       (59,110)
       Policy and contract claims and other
          policyowner funds                                         28,122         (1,720)
       Income taxes:
          Current                                                  (33,277)       (12,292)
          Deferred                                                  25,637         20,690
   Other, net                                                      (41,007)       (17,890)
                                                              ---------------------------
     Net cash provided by operating activities                     640,162         30,015
                                                              ---------------------------

Cash flows from investing activities:
   Purchase of fixed maturities available-for-sale              (3,033,669)    (1,603,208)
   Proceeds from sale of fixed maturities available-for-sale     1,686,139        909,026
   Maturities, calls and principal reductions of
     fixed maturities available-for-sale                           507,723        257,064
   Purchase of equity securities                                   (35,945)       (52,541)
   Proceeds from sale of equity securities                           3,604         54,749
   Change in short-term investments, net                              (334)         9,473
   Purchase of mortgage loans                                      (36,558)       (81,967)

                               AMERUS GROUP CO.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)


                                                          For The Six Months Ended June 30,
                                                                 2002          2001
                                                          ---------------------------------
                                                                     (unaudited)
     Proceeds from repayment and sale of mortgage loans        53,520         50,752
     Purchase of real estate and other invested assets        (29,551)       (49,002)
     Proceeds from sale of real estate and other
         invested assets                                       30,230         57,603
     Change in policy loans, net                                6,045          1,459
     Other assets, net                                         (8,977)       (51,991)
     Acquisitions, net of cash acquired                          --          156,959
                                                          --------------------------
         Net cash (used in) investing activities             (857,773)      (341,624)
                                                          --------------------------

Cash flows from financing activities:
     Deposits to policyowner account balances                 998,428      1,010,247
     Withdrawals from policyowner account balances           (859,614)      (639,913)
     Change in debt, net                                      (80,957)       (11,471)
     Stock issued under various incentive plans, net of
         forfeitures                                           13,558          1,495
     Purchase of treasury stock                               (89,252)          (857)
     Proceeds from issuance of OCEANs                         178,494           --
     Retirement of company-obligated mandatorily
         redeemable capital securities                        (20,150)          --
                                                          --------------------------

         Net cash provided by financing activities            140,507        359,501
                                                          --------------------------

         Net (decrease) in cash                               (77,104)        47,892

Cash and cash equivalents at beginning of period              179,376         65,485
                                                          --------------------------

Cash and cash equivalents at end of period                $   102,272    $   113,377
                                                          ==========================

Supplemental disclosure of cash activities:

     Interest paid                                        $    11,402    $    14,392
                                                          ==========================
     Income taxes paid                                    $    26,921    $     9,829
                                                          ==========================


                                AMERUS GROUP CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)


                                                               For The Six Months Ended June 30,
                                                                     2002             2001
                                                               ---------------------------------
                                                                             (unaudited)
Details of acquisitions:
     Fair value of assets acquired                                  $ --            $5,671,628
     Liabilities assumed                                              --             5,345,186
                                                                    ----------=---------------
     Carrying value of acquisitions                                   --               326,442
     Common stock issued                                              --              (232,318)
     Accrual of cash payout component of purchase price               --                (9,121)
     Preliminary investment in ILGC                                   --               (77,200)
     Acquisition costs previously paid                                --                (2,857)
                                                                    --------------------------
     Cash paid                                                        --                 4,946
     Less:  Cash acquired                                             --               161,905
                                                                    --------------------------
     Net cash (received in) acquisitions                            $ --            $ (156,959)
                                                                    ==========================


                                AMERUS GROUP CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


(1)  CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Consolidated Financial Statements. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 (see further discussion in Management's Discussion and Analysis). For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. (AAG), AmerUs Capital Management Group, Inc. (ACM), and ILICO Holdings, Inc., holding company of Indianapolis Life Insurance Company (ILIC) and its subsidiaries (ILICO). All significant intercompany transactions and balances have been eliminated in consolidation.

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

(3)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In accordance with the provisions of SFAS

No. 133, the Company recorded a transition adjustment as of January 1, 2001 upon adoption of the standard to recognize its derivative instruments at fair value resulting in a pre-tax reduction to income of $12.4 million ($8.2 million after-tax) and an increase to Accumulated Other Comprehensive Income (AOCI) of $2.7 million. The reduction to income which is classified as a "cumulative effect of change in accounting for derivatives, net of tax" in the Consolidated Statements of Income, is attributable to losses on basis swaps that were natural hedges and losses on interest rate swaps reclassified from AOCI that have been redesignated as cash flow hedges of floating rate funding agreement liability effective January 1, 2001. In addition, the reduction to income includes adjustments to fair value for options being used to hedge embedded options contained within equity-indexed annuity products. The increase in AOCI, which is classified as "change in accounting for derivatives" in the Consolidated Statements of Comprehensive Income, is attributable to the reclassification of the interest rate swap's fair value adjustment from AOCI to the Consolidated Statements of Income.

     During the first six months of 2002 and 2001, realized/unrealized gains (losses) on investments included an unrealized loss of $34.8 million and $34.1 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed annuities. Additionally, the first six months of 2002 and 2001 included an unrealized loss of $19.5 million and $3.5 million, respectively, from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to reduce contract liabilities for fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy products of $35.9 million and $32.5 million for the first six months of 2002 and 2001, respectively. In addition, basis swaps were terminated during the first quarter of 2001 and an increase in fair value of $1.8 million on those swaps was included in net investment income. AOCI included an unrealized gain of $0.3 million and loss of $2.1 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during the first six months of 2002 and 2001, respectively. The Company undesignated a cash flow hedge and is now amortizing the amount in AOCI to earnings over the remaining life of the basis swap, which amounted to $0.7 million expense in the second quarter of 2002. The Company estimates that $4.0 million of derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives and the cash flow hedge amortization for the first six months ended June 30, 2002 and 2001 (in thousands):


                                                              For The Six Months Ended June 30,
                                                                   2002                 2001
                                                              ---------------------------------
                                                                         ($ in thousands)
Fixed maturity securities held for trading                     $ (19,450)             $ (3,519)
Options on equity-indexed annuities                              (34,786)              (34,096)
Equity-indexed and total return strategy fixed
    annuity liabilities                                           35,867                32,510
Cash flow hedge amortization                                        (697)                    -
Deferred policy acquisition cost amortization
     impact of net annuity adjustments                            (2,662)                2,102
                                                              ---------------------------------
     Pre-tax total                                               (21,728)               (3,003)
     Income taxes                                                  7,605                 1,051
                                                              ---------------------------------
     After-tax total                                           $ (14,123)             $ (1,952)
                                                               ===============================

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

     Summarized financial information of the Closed Block as of June 30, 2002 and December 31, 2001 and for the three months and six months ended June 30, 2002 and 2001 are as follows:


                                                          June 30,      December 31,
                                                            2002            2001
                                                         ----------------------------
                                                                ($ in thousands)
                                                          (unaudited)
LIABILITIES
Future life and annuity policy benefits                    $ 2,821,245     $ 2,835,423
Policyowner funds                                                4,745           4,656
Accrued expenses and other liabilities                          72,964          69,678
Dividends payable to policyowners                              154,966         154,139
Policy and contract claims                                      11,865           8,843
Policyowner dividend obligation                                 54,542          61,486
                                                             -------------------------

           Total Liabilities                                 3,120,327       3,134,225
                                                             -------------------------

ASSETS
Fixed maturity securities available-for-sale                 1,869,819       1,829,060
Mortgage loans                                                 100,872         105,901
Policy loans                                                   357,964         363,981
Other investments                                               31,350           4,653
Cash and cash equivalents                                        3,612          18,382
Accrued investment income                                       31,258          32,396
Premiums and fees receivable                                    14,778          22,414
Other assets                                                    45,726          41,827
                                                             -------------------------
           Total Assets                                      2,455,379       2,418,614
                                                             -------------------------

Maximum future earnings to be recognized from assets and
      liabilities of the Closed Block                        $ 664,948       $ 715,611
                                                             =========================


                                                          For The Three
                                                        Months Ended June 30,
                                                          2002          2001
                                                       -------------------------
                                                          ($ in thousands)
                                                            (unaudited)
OPERATIONS:
Insurance premiums                                     $  68,323    $  59,714
Universal life and annuity product charges                   544        3,015
Net investment income                                     38,934       29,530
Realized gains (losses) on investments                    (5,378)          69
Policyowner benefits                                     (72,634)     (62,075)
Underwriting, acquisition and other expenses              (1,481)        (922)
Dividends to policyowners                                (16,970)     (21,195)
                                                       ----------------------
Contribution from the Closed Block before
  income taxes                                         $  11,338    $   8,136
                                                       ======================



                                                             For The Six
                                                         Months Ended June 30,
                                                          2002          2001
                                                       -------------------------
                                                          ($ in thousands)
                                                            (unaudited)

OPERATIONS:
Insurance premiums                                     $ 134,111    $ 104,562
Universal life and annuity product charges                 3,441        6,329
Net investment income                                     76,977       54,809
Realized gains (losses) on investments                      (754)         313
Policyowner benefits                                    (144,749)    (110,898)
Underwriting, acquisition and other expenses              (2,736)      (1,687)
Dividends to policyowners                                (43,304)     (38,823)
                                                       ----------------------
Contribution from the Closed Block before
  income taxes                                         $  22,986    $  14,605
                                                       ======================

(5)  NOTES PAYABLE AND CAPITAL SECURITIES

     Notes payable and capital securities consist of the following:


                                                        June 30,  December 31,
                                                         2002      2001
                                                       ----------------------
                                                          ($ in thousands)
                                                       (unaudited)

 Federal Home Loan Bank community investment
      long-term advances with a weighted average
      interest rate of 5.80% at June 30, 2002 (A)      $ 14,124   $ 14,369

Optionally Convertible Equity-linked Accreting Notes
      due on March 6, 2032 (B)                          185,493       --

Senior notes bearing interest at 6.95%
      due June, 2005                                    125,000    125,000

Revolving credit agreement                               70,000    150,000

Surplus notes bearing interest at 8.66% due on
      April 11,2011                                      25,000     25,000

Note payable to a bank bearing interest at 7.24%
      due March, 2004                                      --        1,205
                                                       --------   --------
                                                       $419,617   $315,574
                                                       ========   ========

AmerUs Capital I 8.85 % Capital
      Securities Series A due
      February 1, 2007 (C)                             $ 48,095   $ 68,900

AmerUs Capital II 7.00 % Adjustable
      Conversion-rate Equity Security
      Units are due July 27, 2003                           154        154
                                                       --------   --------
                                                       $ 48,249   $ 69,054
                                                       ========   ========




(A) The Company has multiple credit arrangements with the Federal Home Loan Bank
(FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at June 30, 2002. These borrowings are secured and interest is payable at the current rate at the time of each advance.

(B) On March 6, 2002, the Company issued and sold in a private placement $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $234,950,000. The notes are convertible into shares of the Company's common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances.

     Proceeds from the OCEANs were used to repay borrowings on the Company's revolving credit agreement and to purchase approximately 1.7 million shares amounting to $59 million of the Company's common stock. The OCEANs are senior subordinated debt, subordinated in right of payment to all existing and future senior debt and senior to all existing and future junior subordinated debt.

(C) On March 26, 2002, $20.8 million of the AmerUs Capital I 8.85% Capital Securities were repurchased which did not result in a material gain.

     For an additional discussion of the terms of the above indebtedness refer to the Company's consolidated financial statements as of December 31, 2001.

(6)  FEDERAL INCOME TAXES

     The effective income tax rate for the three-months and six months ending June 30, 2002 and 2001, respectively, varied from the prevailing corporate rate primarily as a result of non-deductible demutualization costs, low income housing and rehabilitation credits, and tax exempt income in 2002 and 2001 and goodwill amortization in 2001.

(7)  ACQUISITIONS

     On May 18, 2001, the Company completed the acquisition of ILICO for an amount of cash, policy credits and shares of the Company's common stock equal to the value of 9.3 million shares of the Company's common stock. The purchase price totaled approximately $326 million. The acquisition was accounted for using the purchase method of accounting and accordingly the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of May 18, 2001, with the excess of the purchase price over the fair value of the assets acquired less the fair value of the liabilities assumed recorded as goodwill. Goodwill was amortized over thirty years through December 31, 2001. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized but instead tested for impairment on an annual basis (see note 9). The operations of ILICO have been included in the consolidated financial statements of the Company since May 18, 2001. The allocation of the purchase price of ILICO is as follows (in millions):



Investments (including cash and short-term investments)     $ 4,655.7
Receivables and other assets                                    402.1
Value of business acquired                                      215.4
Goodwill                                                         34.9
Separate account assets                                         345.6
Policyowner reserves and funds                               (4,801.3)
Other liabilities                                              (155.4)
Debt                                                            (25.0)
Separate account liabilities                                   (345.6)
                                                              -------
Total investment in ILICO                                     $ 326.4
                                                              =======

     In June 2002, the Company acquired an independent marketing organization for cash of $7.5 million. The total purchase price was allocated to the assets and liabilities based on the relative fair values with the excess of the purchase price over the fair value of the assets acquired less the fair value of the liabilities assumed recorded as goodwill. Goodwill amounting to $7.2 million was established in connection with the acquisition.

(8)  RESTRUCTURING CHARGES

     During the third quarter of 2001, the Company began consolidating various functions in connection with a restructuring of its protection products and accumulation products operations and investment activities. The objective of the restructuring plan is to eliminate duplicative functions for all business units. The elimination of duplicative functions is intended to reduce on-going operating costs for the Company. General administrative functions will be transitioned so they are performed primarily in Des Moines, Iowa. Protection products processes will be transitioned so they are performed primarily in Des Moines, Iowa and Indianapolis, Indiana and accumulation products functions will be transitioned to Topeka, Kansas. Investment activities have been restructured to eliminate real estate management services which will be outsourced in the future.

     Restructuring charges have been included in the consolidated statement of income for the three months and six months ended June 30, 2002. The restructuring charges for the six months ended June 30, 2002 include pre-tax severance and termination benefits of $5.3 million related to the elimination of approximately 80 positions and other pre-tax costs of $2.9 million primarily related to systems conversion and relocation of employees. An accrual for severance and termination benefits not yet paid amounted to $2.6 million at June 30, 2002.

     The Company has not finalized all restructuring activities as of June 30, 2002. Additional activities will primarily involve relocation or severance benefits for affected employees and various administrative, financial, and actuarial system conversion costs. Expenditures for all restructuring activities are expected to be completed by the fourth quarter of 2003.

(9)  ADOPTION OF SFAS 142

     SFAS 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill and other intangible assets and generally became effective January 1, 2002. SFAS 142 adopts a nonamortization, impairment-only model for the Company's goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses. The Company accordingly discontinued amortization of goodwill on January 1, 2002. As of June 30, 2002, goodwill of $34.2 million is in the protection products segment and $183.4 million is in the accumulation products segment. The only intangible asset other than goodwill, is value of business acquired (VOBA) which is being amortized and amounted to a gross carrying amount of $819.2 million and accumulated amortization of $273.1 million of at June 30, 2002. Goodwill changed from $195.5 million at December 31, 2001 to $217.6 million at June 30, 2002 primarily due to the adjustment of the ILICO purchase price allocation which increased goodwill approximately $14.0 million and goodwill attributable to the acquisition of independent marketing organizations of approximately $8.1 million. The Company has evaluated the transitional impairment analysis for goodwill and other intangible assets and determined such assets are not impaired as of January 1, 2002.

     A reconciliation of net income and basic and diluted earnings per share reported for the three months and six months ended June 30, 2001 to exclude amortization expense of goodwill is as follows:


                                                For The Three Months Ended June 30,    For The Six Months Ended June 30,
                                                    2002              2001                  2002              2001
                                                -----------------------------------    ---------------------------------
                                                                ($ in thousands, except per share amounts)

Net income as reported                             $ 4,262         $ 20,227               $ 29,176         $ 31,863
Goodwill amortization expense                            -            1,955                      -            3,898
                                                   ------------------------               -------------------------
      Adjusted net income                          $ 4,262         $ 22,182               $ 29,176         $ 35,761
                                                   ========================               =========================
Basic earnings per share as reported               $  0.11           $ 0.59                 $ 0.72           $ 0.99
Goodwill amortization expense                            -             0.06                      -             0.12
                                                   ------------------------               -------------------------
      Adjusted basic earnings per share            $  0.11           $ 0.65                 $ 0.72           $ 1.11
                                                   ========================               =========================
Diluted earnings per share as reported             $  0.10           $ 0.59                 $ 0.71           $ 0.99
Goodwill amortization expense                            -             0.05                      -             0.12
                                                   ------------------------               -------------------------
      Adjusted diluted earnings per share          $  0.10           $ 0.64                 $ 0.71           $ 1.11
                                                   ========================               =========================



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

(11) OPERATING SEGMENTS

     The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:

     Protection Products. The primary product offerings consist of whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent
(PPGA) distribution system and Independent Marketing Organizations (IMOs).

     Accumulation Products. The primary product offerings consist of individual fixed annuities marketed on a national basis primarily through independent brokers and IMOs and insurance contracts issued through separate account funding agreements.

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between adjusted pre-tax operating income and income from continuing operations on the following operating segment tables and are as follows:

     1) Realized gains and losses on open block investments.

     2) Market value changes and amortization of assets and liabilities associated with the application of SFAS 133, such as:

        -  Unrealized gains and losses on securities held for trading.

        - Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities.

        -  Cash flow hedge amortization.

     3) Amortization of deferred policy acquisition costs and VOBA related to the realized gains and losses on the open block investments and the SFAS 133 adjustments.

     4) Demutualization costs.

     5) Restructuring costs.

     These items will either fluctuate from period to period depending on the prevailing interest rate and economic environment or are not continuing in nature, so management believes they do not reflect the Company's ongoing earnings capacity of its operating segments.

     Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and closed block realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses and the operations of the Company's real estate management subsidiary.

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

Operating segment income is as follows:


Operating Segment Income
($ in thousands)

                                                                     For The Three Months Ended June 30, 2002
                                                           -----------------------------------------------------
                                                           Protection  Accumulation                    Total
                                                            Products      Products    All Other    Consolidated
                                                           -----------------------------------------------------
Revenues:
     Insurance premiums                                    $  89,808    $   3,228   $     211        $  93,247
     Universal life and annuity product charges               28,590       10,724        --             39,314
     Net investment income                                    83,418      166,544       1,935          251,897
     Realized gains (losses) on closed block investments      (5,378)        --          --             (5,378)
     Other income                                                992       17,897       1,036           19,925
                                                           ---------------------------------------------------
                                                             197,430      198,393       3,182          399,005

Benefits and expenses:
     Policyowner benefits                                    112,598      127,423         394          240,415
     Underwriting, acquisition, and other expenses            21,301       18,390       3,510           43,201
     Amortization of deferred policy acquisition costs
         and value of business acquired, net of
         open block loss adjustment of ($6,840)               14,506       20,658        --             35,164
     Dividends to policyowners                                19,221         --          --             19,221
                                                           ---------------------------------------------------
                                                             167,626      166,471       3,904          338,001
                                                           ---------------------------------------------------
Adjusted pre-tax operating income                          $  29,804    $  31,922   $    (722)          61,004
                                                           ==================================
     Realized (losses) on open block investments                                                       (35,755)

     Unrealized (losses) on open block trading investments                                             (34,778)

     Change in option value of equity-indexed
         annuity products and market value
         adjustments on total return strategy annuities                                                 20,736

     Cash flow hedge amortization                                                                         (697)

     Amortization of deferred policy acquisition costs and
         VOBA due to open block gains or losses                                                          6,840

     Demutualization costs                                                                                (179)

     Restructuring costs                                                                                (6,416)
                                                                                                       -------

Income from continuing operations                                                                       10,755

Interest (expense)                                                                                      (6,337)

Income tax (expense)                                                                                      (696)

Income from discontinued operations, net of tax                                                            540
                                                                                                       -------
         Net income                                                                                    $ 4,262
                                                                                                       =======


Operating Segment Income
($ in thousands)

                                                                   For The Three Months Ended June 30, 2001
                                                           ---------------------------------------------------------
                                                           Protection    Accumulation                     Total
                                                            Products      Products      All Other      Consolidated
                                                           ---------------------------------------------------------
Revenues:
      Insurance premiums                                    $  68,906      $   2,581    $     225     $  71,712
      Universal life and annuity product charges               25,821          9,026         --          34,847
      Net investment income                                    65,294        138,684        3,115       207,093
      Realized gains (losses) on closed block investments          69           (305)        --            (236)
      Other income                                               --            9,732        2,220        11,952
                                                            ---------------------------------------------------

                                                              160,090        159,718        5,560       325,368

Benefits and expenses:
      Policyowner benefits                                     82,431        103,877          596       186,904
      Underwriting, acquisition, and other expenses            17,911         13,565        3,645        35,121
      Amortization of deferred policy acquisition costs
          and value of business acquired, net of
          open block loss adjustment of ($4,899)               12,123         22,747         --          34,870
      Dividends to policyowners                                23,067           --           --          23,067
                                                            ---------------------------------------------------

                                                              135,532        140,189        4,241       279,962
                                                            ---------------------------------------------------

Adjusted pre-tax operating income                           $  24,558      $  19,529    $   1,319        45,406
                                                           ======================================

       Realized (losses) on open block investments                                                       (7,223)

       Unrealized (losses) on open block trading investments                                             (4,366)

      Change in option value of equity-indexed
          annuity products and market value
          adjustments on total return strategy annuities                                                 (2,459)

       Amortization of deferred policy acquisition costs and
           VOBA due to open block gains or losses                                                         4,899

       Demutualization costs                                                                               (202)
                                                                                                       --------

 Income from continuing operations                                                                       36,055

 Interest (expense)                                                                                      (7,410)

 Income tax (expense)                                                                                    (8,950)

 Income from discontinued operations, net of tax                                                            532
                                                                                                       --------

           Net income                                                                                  $ 20,227
                                                                                                       ========


Operating Segment Income
($ in thousands)


                                                                 For The Six Months Ended June 30, 2002
                                                         ----------------------------------------------------
                                                          Protection  Accumulation                 Total
                                                           Products     Products     All Other   Consolidated
                                                         ----------------------------------------------------
Revenues:
     Insurance premiums                                    $ 178,343    $   6,180   $     832    $ 185,355
     Universal life and annuity product charges               61,446       20,739        --         82,185
     Net investment income                                   163,843      324,887       2,937      491,667
     Realized gains (losses) on closed block investments        (754)        --          --           (754)
     Other income                                              1,945       28,442       1,550       31,937
                                                           -----------------------------------------------

                                                             404,823      380,248       5,319      790,390

Benefits and expenses:
     Policyowner benefits                                    222,149      245,763       1,190      469,102
     Underwriting, acquisition, and other expenses            40,942       31,388       7,122       79,452
     Amortization of deferred policy acquisition costs
         and value of business acquired, net of
         open block loss adjustment of ($5,286)               28,841       44,611        --         73,452
     Dividends to policyowners                                47,624         --          --         47,624
                                                           ------------------------------------------------

                                                             339,556      321,762       8,312      669,630
                                                           ------------------------------------------------

Adjusted pre-tax operating income                          $  65,267    $  58,486   $  (2,993)     120,760
                                                           ==================================

     Realized (losses) on open block investments                                                   (45,633)

     Unrealized (losses) on open block trading investments                                         (54,236)

     Change in option value of equity-indexed
         annuity products and market value
         adjustments on total return strategy annuities                                             35,867

     Cash flow hedge amortization                                                                     (697)

     Amortization of deferred policy acquisition costs and
         VOBA due to open block gains or losses                                                      5,286

     Demutualization costs                                                                            (464)

     Restructuring costs                                                                            (8,211)
                                                                                                  --------

Income from continuing operations                                                                   52,672

Interest (expense)                                                                                 (12,364)

Income tax (expense)                                                                               (12,128)

Income from discontinued operations, net of tax                                                        996
                                                                                                  --------
         Net income                                                                               $ 29,176
                                                                                                  ========


Operating Segment Income
($ in thousands)


                                                                  For The Six Months Ended June 30, 2001
                                                           ------------------------------------------------------
                                                           Protection    Accumulation                   Total
                                                            Products       Products     All Other     Consolidated
                                                           -------------------------------------------------------
Revenues:
     Insurance premiums                                    $ 121,432    $   7,194       $     253      $ 128,879
     Universal life and annuity product charges               42,955       16,158            --           59,113
     Net investment income                                   118,325      265,872           4,024        388,221
     Realized gains (losses) on closed block investments         313          347            --              660
     Other income                                               --         17,789           4,495         22,284
                                                           -----------------------------------------------------

                                                             283,025      307,360           8,772        599,157


Benefits and expenses:
     Policyowner benefits                                    147,537      194,235             585        342,357
     Underwriting, acquisition, and other expenses            32,051       28,082           6,322         66,455
     Amortization of deferred policy acquisition costs
         and value of business acquired, net of
         open block loss adjustment of ($5,537)               21,733       39,046            --           60,779
     Dividends to policyowners                                42,225         --              --           42,225
                                                           -----------------------------------------------------

                                                             243,546      261,363           6,907        511,816
                                                           -----------------------------------------------------
Adjusted pre-tax operating income                          $  39,479    $  45,997       $   1,865         87,341
                                                           ======================================

     Realized (losses) on open block investments                                                         (14,664)

     Unrealized (losses) on open block trading investments                                               (37,656)

     Change in option value of equity-indexed
         annuity products and market value
         adjustments on total return strategy annuities                                                   32,510

     Amortization of deferred policy acquisition costs and
         VOBA due to open block gains or losses                                                            5,537

     Demutualization costs                                                                                  (202)
                                                                                                       ---------

Income from continuing operations                                                                         72,866

Interest (expense)                                                                                       (14,742)

Income tax (expense)                                                                                     (18,971)

Income from discontinued operations, net of tax                                                              946

Cumulative effect of change in accounting for derivatives, net of tax                                     (8,236)
                                                                                                       ---------

         Net income                                                                                    $  31,863
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

NATURE OF OPERATIONS

         We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The protection products segment was formerly known as the life insurance segment and the accumulation products segment was formerly known as the annuity segment. The protection products segment primary offerings consist of whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. The primary offerings of the accumulation products segment are individual fixed annuities and funding agreements.

ADJUSTED NET OPERATING INCOME

         The following table reflects net income adjusted to eliminate certain items (net of applicable income taxes) which our management believes do not necessarily indicate overall operating trends. Adjusted net operating income, which is referred to herein as operating income, is the basis we use to assess our overall performance. Adjusted net operating income as described by us may not be comparable to similarly titled measures reported by other companies, including insurance companies. The adjusted net operating income shown below does not constitute net income computed in accordance with accounting principles generally accepted in the United States, or GAAP.

                                                 For The Three Months Ended June 30,    For The Six Months Ended June 30,
                                                    2002             2001                   2002              2001
                                                ------------------------------------    ---------------------------------
                                                                   ($ in thousands, except per share data)
Net income                                      $      4,262    $     20,227              $     29,176    $     31,863

Realized losses on open block investments (A)         23,155           4,677                    29,575           9,494

Net amortization of deferred policy
      acquisition costs due to open block
      gains or losses (B)                             (3,668)         (1,317)                   (5,166)         (2,823)

Net effect of accounting differences
      from the adoption of SFAS 133 (C)                8,801           2,541                    14,123           2,541

Demutualization costs (D)                                179             202                       464             202

Restructuring costs (E)                                3,937            --                       5,054            --

Discontinued operations (F)                             (540)           (532)                     (996)           (946)

Cumulative effect of change in
      accounting for derivatives (G)                    --              --                        --             8,236
                                                ----------------------------              ----------------------------

Adjusted Net Operating Income                   $     36,126    $     25,798              $     72,230    $     48,567
                                                ============================              ============================

Adjusted Net Operating Income
      per common share:
          Basic                                 $       0.90    $       0.75              $       1.77    $       1.51
                                                ============================              ============================
          Diluted                               $       0.89    $       0.75              $       1.75    $       1.50
                                                ============================              ============================

 Weighted average common
      shares outstanding:
          Basic                                   40,155,276      34,364,932                40,749,054      32,181,646
                                                ============================              ============================
          Diluted                                 40,661,337      34,528,541                41,311,695      32,325,847
                                                ============================              ============================


(A) Represents total open block realized gains or losses on investments adjusted for income taxes. Open block realized gains or losses may vary widely between periods. Such amounts are determined by management's timing of individual transactions or current market conditions and do not necessarily correspond to the underlying operating trends.

(B) Represents amortization of deferred policy acquisition costs and VOBA on the open block realized gains or losses that are included in our product margins, adjusted for income taxes on such amounts.

(C) Represents the net effect of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," related accounting entries, adjusted for income taxes. The accounting entries consist of cash flow hedge amortization, market value adjustments on trading securities, derivatives, certain annuity contracts, and the associated change in amortization of deferred acquisition costs and VOBA resulting from such adjustments.

(D) Represents costs directly related to ILIC's demutualization. The costs consist primarily of legal, actuarial and consulting expenses.

(E) Represents costs of restructuring our operations to eliminate duplicative functions, adjusted for income taxes. The costs consist primarily of severance and termination benefits, relocation of employees and systems conversion.

(F)      Represents the net income from our discontinued operations.

(G) Represents the cumulative effect of change in accounting for derivatives, net of income taxes, as of January 1, 2001, resulting from our adoption of SFAS 133.

         Adjusted net operating income increased $10.3 million to $36.1 million, or $0.89 per diluted share, for the second quarter of 2002 compared to $25.8 million, or $0.75 per diluted share, for the second quarter of 2001. For the six months ended June 30, adjusted net operating income was $72.2 million in 2002 compared to $48.6 million in 2001. The increase in adjusted net operating income in 2002 was primarily attributable to the acquisition of ILICO which operations have been included in our consolidated financial statements since May 18, 2001. This change is analyzed further in the operating segment discussion.


SALES

         PROTECTION PRODUCTS

         The following table sets forth annualized premium information regarding our protection products segment sales activity by life insurance product:


                                                                  Sales Activity by Product
                                         For The Three Months Ended June 30,     For The Six Months Ended June 30,
                                               2002          2001                        2002            2001
                                         -----------------------------------     ---------------------------------
                                                                       ($ in thousands)
Traditional life insurance:
      Whole life                            $ 1,140        $ 1,506                     $ 2,260          $ 3,518
      Interest-sensitive whole life          11,282          2,425                      21,486            2,425
      Term life                               5,967          1,891                       8,515            3,294
Universal life                                6,399          4,053                      14,725            5,702
Equity-indexed life                          12,095          5,455                      20,760           10,724
                                            ----------------------                     ------------------------

Direct first year annualized premiums        36,883         15,330                      67,746           25,663
Private label term life premiums              1,048            733                       4,644              733
                                            ----------------------                     ------------------------

      Total                                 $37,931        $16,063                     $72,390          $26,396
                                            ======================                     ========================


         Direct life insurance sales as measured by annualized premiums were $36.9 million in the second quarter of 2002 compared to $15.3 million in the second quarter of 2001. Year-to-date, direct life insurance sales increased $42.0 million to $67.7 million in 2002 compared to $25.7 million in 2001. Approximately $16.7 million and $35.0 million of the increase for the quarter and year-to-date periods, respectively, was due to sales from ILICO which was acquired during the second quarter of 2001. Excluding the sales from ILICO, life insurance sales increased 47% and 34% for the quarter and year-to-date periods, respectively, as compared to 2001. The increase, excluding ILICO, was primarily from the equity-indexed life products which allow the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based on increases in the S&P 500 Index, excluding dividends. The earnings credit is subject to a participation rate and an annual cap. In the first six months of 2002, sales of these products were $20.8 million as compared to $10.7 million for the same period a year ago.

         We also distribute term products of ILICO through strategic alliances with private label partners. Under private label arrangements, ILICO designs and issues products that are distributed through the field forces of other life insurance companies, our private label partners. ILICO reinsures a portion of the risks on those products which we refer to as our private label sales. We have two private label partners that are actively writing new business. During the second quarter of 2002, we decided to cease recruiting new private label partners and the impact of this decision on future sales is not yet determinable.

         The following table sets forth the protection products segment life insurance collected premiums, including collected premiums associated with the closed block, for the periods indicated:


                                                                Collected Premiums by Product
                                        For The Three Months Ended June 30,         For The Six Months Ended June 30,
                                              2002          2001                            2002           2001
                                        -----------------------------------         ---------------------------------
                                                                       ($ in thousands)
Individual life premiums collected:
     Traditional life:
         First year and single              $  38,210    $  26,027                       $  80,773    $  46,091
         Renewal                               80,690       65,022                         175,593      114,222
                                            ----------------------                       ----------------------
         Total                                118,900       91,049                         256,366      160,313
                                            ----------------------                       ----------------------

     Universal life:
         First year and single                 13,889        5,290                          33,547        9,655
         Renewal                               33,441       23,494                          63,917       42,262
                                            ----------------------                       ----------------------
         Total                                 47,330       28,784                          97,464       51,917
                                            ----------------------                       ----------------------

     Equity-indexed life:
         First year and single                 19,729        7,474                          31,610       14,464
         Renewal                                1,506        1,053                           7,556        2,106
                                            ----------------------                       ----------------------
         Total                                 21,235        8,527                          39,166       16,570
                                            ----------------------                       ----------------------

Total individual life                         187,465      128,360                         392,996      228,800

     Reinsurance assumed                       12,309        5,517                          24,914        6,026
     Reinsurance ceded                        (38,467)     (15,802)                       (118,186)     (25,152)
                                            ----------------------                       ----------------------

Total individual life, net of reinsurance   $ 161,307    $ 118,075                       $ 299,724    $ 209,674
                                            ======================                       ======================




         Traditional life insurance premiums collected were $118.9 million for the second quarter of 2002 compared to $91.0 million for the second quarter of 2001. Year-to-date, traditional life insurance premiums increased $96.1 million to $256.4 million in 2002 compared to $160.3 million in 2001. The increase in 2002 was primarily due to the additional premiums from ILICO which increased $30.4 million and $97.5 million for the quarter and year-to-date periods, respectively. Excluding the ILICO premiums, first year and single premiums remained relatively consistent between periods with such premiums decreasing $0.3 million in the second quarter of 2002 and increasing $1.7 million year-to-date as compared to the respective 2001 periods, as more of our life premium growth has shifted to the equity-indexed products. Renewal collected premium, excluding ILICO premiums, decreased $2.3 million in the second quarter of 2002 and decreased $3.2 million year-to-date as compared to 2001 primarily due to continued run-off of the closed block.

         Universal life insurance premiums collected were $47.3 million for the second quarter of 2002 compared to $28.8 million for the second quarter of 2001 and $97.5 million for the first six months of 2002 compared to $51.9 million for the first six months of 2001. Approximately $18.6 million and $46.0 million of the increase in universal life insurance premiums for the quarter and year-to-date periods of

2002 were from ILICO. Excluding ILICO, universal life premiums decreased $0.1 million and $0.4 million for the quarter and year-to-date periods, respectively, as a result of our shift in product focus from universal life to equity-indexed life.

         Equity-indexed life premiums collected were $21.2 million for the second quarter of 2002 compared to $8.5 million for the second quarter of 2001 and $39.2 million for the first six months of 2002 compared to $16.6 million for the first six months of 2001. The increase in 2002 reporting periods as compared to 2001 was a result of our shift in product focus from universal life to equity-indexed life and continued customer interest in this product following its introduction in 2000.

         Reinsurance assumed increased approximately $6.8 million and $18.9 million in the second quarter and year-to-date periods, respectively, of 2002 as compared to 2001. The increase is attributable to the acquisition of ILICO which private labels various term life products. The products are designed by ILICO, issued by ILICO's private label partners and then assumed in whole or in part by ILICO.

         Reinsurance ceded was $38.5 million in the second quarter of 2002 compared to $15.8 million in the second quarter of 2001 and $118.2 million for the first six months of 2002 compared to $25.2 million for the first six months of 2001. ALIC entered into additional reinsurance arrangements in 2000 and in the fourth quarter of 2001. ALIC has reinsurance arrangements that reduce retention to 10% of the net amount of mortality risk on any one policy, not to exceed company retention limits, for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. ALIC's retention limits on any one life vary by age and rating table and are generally between $500,000 and $1,000,000. In addition, ALIC has a reinsurance agreement covering its closed block policies. Under this agreement, ALIC has reinsured approximately 90% of ALIC's closed block mortality net amount at risk not previously reinsured. As a result of the new arrangements, ceded reinsurance premium, excluding ILICO, was $19.7 million in the second quarter of 2002 compared to $9.3 million in the second quarter of 2001 and was $79.2 million for the first six months of 2002 compared to $18.6 million for the first six months of 2001. The remainder of the increase in ceded premium amounting to $12.3 million for the second quarter of 2002 and $32.5 million for the first six months of 2002 was from the ILICO acquisition. ILICO's reinsurance agreements effectively reduce ILICO's retention of mortality risk to $500,000.

          The following table sets forth information regarding our protection products segment life insurance in force for each date presented:


                                 Individual Life Insurance in Force
                                         As of June 30,
                                       2002          2001
                                 ----------------------------------
                                        ($ in thousands)
Traditional life
      Number of policies                444,292       403,718
      GAAP life reserves            $ 3,178,715   $ 3,058,196
      Face amounts                  $53,381,000   $45,153,000

Universal life
      Number of policies                151,609       157,701
      GAAP life reserves            $ 1,402,581   $ 1,415,319
      Face amounts                  $19,184,000   $20,150,000

Equity-indexed life
      Number of policies                 15,784         6,226
      GAAP life reserves            $    76,345   $    25,380
      Face amounts                  $ 3,045,000   $ 1,099,000

Total life insurance
      Number of policies                611,685       567,645
      GAAP life reserves            $ 4,657,641   $ 4,498,895
      Face amounts                  $75,610,000   $66,402,000



         ACCUMULATION PRODUCTS

         The following table sets forth our accumulation products segment collected deposits for the periods indicated:


                                                                   Deposits by Product
                                      For The Three Months Ended June 30,         For The Six Months Ended June 30,
                                            2002               2001                    2002               2001
                                      -----------------------------------         ---------------------------------
                                                                     ($ in thousands)
Annuities
    Fixed annuities:
       Deferred fixed annuities           $ 245,936        $ 293,953               $ 470,391          $ 730,991
       Equity-indexed annuities             157,137          139,643                 326,643            223,996
     Variable annuities                       1,818            4,197                   4,481              4,197
 Funding agreements                          75,000                -                 350,000                  -
                                          --------------------------             ------------------------------

       Total                                479,891          437,793               1,151,515            959,184

Reinsurance assumed                               -                -                       -                  -
Reinsurance ceded                            (2,905)         (56,144)                 (4,382)          (104,733)
                                          --------------------------             ------------------------------

Total deposits, net of reinsurance        $ 476,986        $ 381,649             $ 1,147,133          $ 854,451
                                          ==========================             ==============================


         Fixed Annuity Products. Deferred fixed annuity collected premiums were $245.9 million in the second quarter of 2002 compared to $294.0 million in the second quarter of 2001. Year-to-date, deferred fixed annuity collected premiums were $470.4 million in 2002 compared to $731.0 million in 2001. The decrease in deferred fixed annuity collected premiums in 2002 as compared to 2001 was primarily attributable to the decision to manage the growth of the business. Equity-indexed annuity products have continued to grow in popularity with consumers and agents and as a result, premiums increased $17.5 million and $102.6 million in the second quarter and first six months of 2002, respectively, as compared to the respective 2001 periods. Partially offsetting the second quarter growth in equity-indexed annuity premiums was a decline of approximately $19 million in premiums due to the discontinuation of a relationship with a former marketing partner of ILICO. The discontinuation of this relationship is not expected to have a significant impact on future period premiums as other producers have replaced this source.

         During 2001, we had a reinsurance agreement which ceded 35% of certain fixed annuity production on a modified coinsurance basis. Fixed annuity production ceded under this agreement totaled approximately $52.0 million and $100.7 million in the second quarter and first six months of 2001, respectively. In the fourth quarter of 2001, the agreement was cancelled and the previously ceded premiums were recaptured. In addition, ILICO reinsures approximately 75% of its fixed annuities on a modified coinsurance basis for which ceded premium decreased approximately $2.9 million in the second quarter of 2002 and $1.5 million in the first six months of 2002.

         Variable Annuities. ILICO had a variable annuity product line. In the first quarter of 2002, ILICO ceased new sales of these products, except for new policies issued as part of existing employer-sponsored qualified plan contracts. The sales of $1.8 million and $4.5 million for the second quarter and first six months of 2002, respectively, primarily reflect additions to existing contracts and renewal premiums. Our agents will be encouraged to make new sales of variable annuities through our Ameritas Joint Venture. Future direct sales of variable annuities will be reduced significantly as a result of this change. As these sales will be through our joint venture, they will not appear in our direct sales amounts. The assets and liabilities related to the direct variable annuities are shown on the consolidated balance sheets as "separate account assets" and "separate account liabilities."

         Funding Agreements. We have placed fixed rate funding agreements totaling $75 million and $350 million in the second quarter and first six months of 2002, respectively. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. The assets backing the funding agreements are legally segregated and are not subject to claims that arise from our other business. The funding agreements are further backed by general account assets. Total funding agreements as of June 30, 2002 amounted to $600 million. We currently anticipate placing additional funding agreements during the remainder of the year as conditions warrant. The funding agreements may not be cancelled unless there is a default under the agreement, but ALIC may terminate the agreement at any time.

         The following table sets forth information regarding fixed annuities in force for each date presented:

                                                   Fixed Annuities in Force
                                                        As of June 30,
                                                   2002                 2001
                                                --------------------------------
                                                         ($ in thousands)
Deferred fixed and immediate annuities
      Number of policies                            176,393             172,774
      GAAP annuity reserves                     $ 7,250,509         $ 6,546,124

Equity-indexed annuities
      Number of policies                             74,491              70,488
      GAAP annuity reserves                     $ 3,636,287         $ 3,683,940

Total fixed annuities
      Number of policies                            250,884             243,262
      GAAP annuity reserves                    $ 10,886,796        $ 10,230,064

RESULTS OF OPERATIONS

         PROTECTION PRODUCTS

         A summary of our protection products segment operations follows:



                                                           For The Three Months Ended June 30,   For The Six Months Ended June 30,
                                                               2002                2001               2002              2001
                                                           -----------------------------------   ---------------------------------
                                                                                              ($ in thousands)
Revenues:
  Insurance premiums                                       $  89,808             $  68,906        $ 178,343         $ 121,432
  Universal life product charges                              28,590                25,821           61,446            42,955
  Net investment income                                       83,418                65,294          163,843           118,325
  Realized gains (losses) on closed block investments         (5,378)                   69             (754)              313
  Other income                                                   992                  --              1,945              --
                                                           --------------------------------      ----------------------------
         Total revenues                                      197,430               160,090          404,823           283,025
                                                           --------------------------------      ----------------------------

Benefits and expenses:
  Policyowner benefits:
     Traditional:
       Death benefits                                         19,971                 5,700           28,754             6,224
       Change in liability for future policy benefits
         and other policy benefits                            64,967                51,827          134,520            97,371

     Universal:
       Death benefits in excess of cash value                  2,976                 7,877            8,370            16,094
       Interest credited on policyowner account balances      18,004                15,763           37,006            26,253
       Other                                                   6,680                 1,264           13,499             1,595
                                                           --------------------------------      ----------------------------

         Total policyowner benefits                          112,598                82,431          222,149           147,537

Underwriting, acquisition and other expenses                  21,301                17,911           40,944            32,051

Amortization of deferred policy acquisition costs
  and value of business acquired (VOBA), net of
  open block gain/loss adjustment of ($89) and $411
  for the three months ended June 30, 2002 and 2001,
  respectively, and $110 and $584 for the six months
  ended June 30, 2002 and 2001, respectively                  14,506                12,123           28,839            21,733

Dividends to policyowners                                     19,221                23,067           47,624            42,225
                                                           --------------------------------      ----------------------------
    Total benefits and expenses                              167,626               135,532          339,556           243,546
                                                            --------------------------------      ----------------------------

Adjusted pre-tax operating income -
  Protection Products segment                              $  29,804             $  24,558        $  65,267         $  39,479
                                                           ===============================        ===========================



         Traditional life insurance premiums were $89.8 million in the second quarter of 2002 compared to $68.9 million in the second quarter of 2001. Year-to-date, traditional life insurance premiums increased $56.9 million to $178.3 million in 2002 compared to $121.4 million in 2001. Approximately $16.0 million and $54.0 million of the increase for the quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding these ILICO premiums, traditional life insurance premiums increased $4.9 million and $2.9 million for the quarter and year-to-date periods, respectively, primarily as a result of increased ALIC open block sales in prior years which are in renewal status. Our life insurance lapse rate, exclusive of ILICO, was 6.8% for the first six months of 2002 and 7.6% for the first six months of 2001. Lapses decreased compared to the first six months of 2001 as 2001 lapses had been higher following the completion of American Mutual Holding Company's demutualization in the third quarter of 2000. The total life insurance lapse rate including ILICO was 7.7% for the first six months of 2002 and 7.2% for the first six months of 2001. This higher lapse rate was expected due to the completion of ILICO's demutualization in May 2001.

         Universal life product charges were $28.6 million in the second quarter of 2002 compared to $25.8 million in the second quarter of 2001. Year-to-date, universal life product charges increased $18.4 million to $61.4 million in 2002 compared to $43.0 million in 2001. Approximately $9.9 million and $30.1 million of the increased universal life product charges for the second quarter and year-to-date periods, respectively, was attributable to the acquisition of ILICO. Excluding ILICO, universal life product charges decreased $7.1 million and $11.7 million for the quarter and year-to-date periods, respectively, primarily due to a new reinsurance agreement effective December 31, 2001 covering pre-July 1, 1996 universal life policies. Partially offsetting the reinsured premiums were the increased sales of equity-indexed life products and increased cost of insurance charges of approximately $1.4 million and $3.6 million for the quarter and year-to-date periods, respectively, corresponding with the normal aging and growth of the block of business.

         Net investment income was $83.4 million in the second quarter of 2002 compared to $65.3 million in the second quarter of 2001. Year-to-date, net investment income increased $45.5 million to $163.8 million in 2002 compared to $118.3 million in 2001. Approximately $17.5 million and $45.1 million of the increase for the quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding ILICO, net investment income increased $0.6 million and $0.4 million for the quarter and year-to-date periods, respectively, primarily due to higher average invested assets (excluding market value adjustments) offset by lower effective yields as compared to 2001. Average invested assets (excluding market value adjustments) increased $949.8 million and $1,407.1 million for the quarter and year-to-date periods primarily due to the acquisition of ILICO in the second quarter of 2001. Average invested assets (excluding market value adjustments), exclusive of the ILICO acquisition, increased $136.6 million and $140.8 million for the quarter and year-to-date periods, respectively, primarily due to the growth of our protection products business. The effective yield on the investment portfolio was 7.28% in the second quarter of 2002 compared to 7.22% in the second quarter of 2001 and 7.16% for the first six months of 2002 compared to 7.47% for the first six months of 2001. Excluding ILICO, 2002 yields for the second quarter and year-to-date were 7.26% and 7.33%, respectively, compared to 2001 yields for the second quarter and year-to-date of 7.58% and 7.69%, respectively. The decrease in yields in 2002 primarily resulted from the lower interest rate market.

         Closed block realized gains and losses on investments were a net loss of $5.4 million in the second quarter of 2002 compared to a net gain of $0.1 million in the second quarter of 2001. Year-to-date, closed block realized gains and losses on investments decreased $1.1 million to a net loss of $0.8 million in 2002 compared to a net gain of $0.3 million in 2001. These gains and losses are included in operating income as they are a component of the total contribution from the closed block that represents our operating income on this business. The level of realized gains and losses will fluctuate from year to year depending on the prevailing interest rate and economic environment and the timing of our sales of investments. See note 4 to the consolidated financial statements for further discussion of the closed block operations.

         Other income primarily consists of Corporate Owned Life Insurance (or
COLI) income. COLI is life insurance policies on the lives of corporate employees held for the benefit of the corporation. Income on COLI is not subject to income taxes. Other income totaled $1.0 million and $1.9 million in the second quarter and first six months of 2002, respectively. The COLI investment was purchased at the end of the second quarter of 2001. COLI is classified as an other asset so the income from this asset appears in other income instead of net investment income.

         Total policyowner benefits were $112.6 million in the second quarter of 2002 compared to $82.4 million in the second quarter of 2001. Year-to-date, total policyowner benefits increased $74.6 million to $222.1 million in 2002 compared to $147.5 million in 2001. The increase in policyowners benefits was primarily due to the acquisition of ILICO. Excluding ILICO, total policyowner benefits decreased $28.7 million and $77.9 million for the quarter and year-to-date periods, respectively, as compared to 2001, primarily due to increased reinsurance recoveries. Although unfavorable mortality was experienced with ALIC's traditional closed block policies and universal life open and closed block policies, more claims were subject to reinsurance agreements in comparison to prior periods, which primarily contributed to the decline in benefit expenses. The weighted average crediting rate on universal life policyowner account balances was 5.40% for the first six months of 2002 compared to 5.48% for the first six months of 2001 while the average fund value grew to approximately $1,316 million.

         Underwriting, acquisition and other expenses were $21.3 million in the second quarter of 2002 compared to $17.9 million in the second quarter of 2001. Year-to-date, underwriting, acquisition and other expenses increased $8.8 million to $40.9 million in 2002 compared to $32.1 million in 2001. Approximately $7.6 million and $15.0 million of the increased expenses for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding ILICO, underwriting, acquisition and other expenses decreased $4.2 million and $6.2 million for the quarter and year-to-date periods, respectively, primarily due to increased reimbursement from reinsurance commission and expense allowances as more policies are subject to reinsurance and expense structure changes resulting from the integration with ILICO.

         Amortization of deferred policy acquisition costs and VOBA amounted to $14.5 million in the second quarter of 2002 compared to $12.1 million in the second quarter of 2001. Year-to-date, amortization of deferred policy acquisition costs and VOBA increased $7.1 million to $28.8 million in 2002 compared to $21.7 million in 2001. Approximately $0.7 million and $5.1 million of the increased amortization expense for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Amortization expense, exclusive of ILICO, increased $1.7 million and $2.0 million for the quarter and year-to-date periods, respectively, as deferred policy acquisition costs and VOBA are generally amortized in proportion to gross margins, which increased between periods.

         Dividends to policyowners were $19.2 million in the second quarter of 2002 compared to $23.1 million in the second quarter of 2001. Year-to-date, dividends to policyowners increased $5.4 million to $47.6 million in 2002 compared to $42.2 million in 2001. Approximately $3.8 million and $10.0 million of the increased dividends to policyowners for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Dividends to policyowners, exclusive of ILICO, decreased $7.7 million and $4.6 million for the quarter and year-to-date periods, respectively, primarily due to a $8.4 million reduction in the policyholder dividend obligation liability associated with the ALIC closed block in the second quarter of 2002 compared to an increase in the liability of $0.3 million in the second quarter of 2001. Dividends to policyowners includes increases or decreases to the policyholder dividend obligation liability carried on the consolidated balance sheet. To the extent cumulative actual earnings of the closed block exceed the cumulative expected earnings based on the actuarial calculation at the time of the formation of the closed block (which we refer to as the closed block glide path), an increase in the policyholder dividend obligation liability is recorded. Increased realized losses in the second quarter and first six months of 2002 decreased closed block earnings which reduced the policyholder dividend obligation liability through a reduction of dividend expense. As a result of this accounting treatment, operating earnings only include the predetermined closed block glide path. See note 4 of the consolidated financial statements for further discussion of the closed block operations.

         Adjusted pre-tax operating income from our protection products operations was $29.8 million in the second quarter of 2002 compared to $24.6 million in the second quarter of 2001 and $65.3 million in the first six months of 2002 compared to $39.5 million in the first six months of 2001. Approximately $4.0 million and $22.4 million of the increase for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding ILICO, our protection products operating income increased $1.2 million and $3.4 million for the quarter and year-to-date periods, respectively, primarily due to a slight growth in margins and a decline in operating expenses.

         ACCUMULATION PRODUCTS

         A summary of our accumulation products segment operations follows:


                                                           For The Three Months Ended June 30,   For The Six Months Ended June 30,
                                                                2002               2001                 2002           2001
                                                           -----------------------------------   ---------------------------------
                                                                                   ($ in thousands)
Revenues:
  Immediate annuity and supplementary contract premiums      $   3,228         $   2,581             $   6,180        $   7,194
  Annuity product charges                                       10,724             9,026                20,739           16,158
  Net investment income                                        166,544           138,684               324,887          265,872
  Realized gains (losses) on closed block investments             --                (305)                 --                347
  Other income:
     Income from IMOs                                           14,941             7,077                22,639           12,907
     Other                                                       2,956             2,655                 5,803            4,882
                                                             ---------------------------             --------------------------
       Total revenues                                          198,393           159,718               380,248          307,360
                                                             ---------------------------             --------------------------

Benefits and expenses:
  Policyowner benefits:
     Interest credited on policyowner account balances          94,251            81,243               185,866          154,828
     Other benefits                                             33,172            22,634                59,897           39,407
                                                             ---------------------------             --------------------------

       Total policyowner benefits                              127,423           103,877               245,763          194,235

Underwriting, acquisition and other expenses:
  Expenses from IMOs                                            10,512             4,810                15,956            9,527
  Other                                                          7,878             8,755                15,432           18,555

Amortization of deferred policy acquisition costs and
  value of business acquired (VOBA), net of open block
  gain/loss adjustment of ($6,751) and ($5,310) for the
  three months ended June 30, 2002 and 2001, respectively,
  and ($5,396) and ($6,121) for the six months ended
  June 30, 2002 and 2001, respectively                          20,658            22,747                44,611           39,046
                                                             ---------------------------             --------------------------
       Total benefits and expenses                             166,471           140,189               321,762          261,363
                                                             ---------------------------             --------------------------

Adjusted pre-tax operating income -
  Accumulation Products segment                              $  31,922         $  19,529             $  58,486        $  45,997
                                                             ===========================             ==========================



         Immediate annuity and supplementary contract premiums were $3.2 million in the second quarter of 2002, compared to $2.6 million in the second quarter of 2001. Year-to-date, immediate annuity and supplementary contract premiums decreased $1.0 million to $6.2 million in 2002 compared to $7.2 million in 2001. These premiums are expected to remain relatively level between periods as these products are not a high growth product line.

         Annuity product charges were $10.7 million in the second quarter of 2002 compared to $9.0 million in the second quarter of 2001. Year-to-date, annuity product charges increased $4.5 million to $20.7 million in 2002 compared to $16.2 million in 2001. Approximately $1.4 million and $5.3 million of the increased annuity product charges for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding ILICO, annuity product charges increased $0.3 million and declined $0.8 million for the quarter and year-to-date periods, respectively, primarily due to slightly higher surrenders of annuity policies with surrender charges in the second quarter. Year-to-date, surrenders, exclusive of ILICO, totaled approximately $435.9 million for the six months of 2002 compared to $510.2 million for the first six months of 2001. Annuity withdrawal rates, exclusive of ILICO, averaged 8.1% in the first six months of 2002 compared to 14.6% in the first six months of 2001. Excluding ILICO and internal replacements, withdrawal rates decreased to 7.3% for the first six months of 2002 compared to

11.8% for the first six months of 2001. Annuity withdrawal rates, including ILICO from the acquisition date forward, averaged 11.5% for the first six months of 2002 compared to 15.6% for the first six months of 2001. Surrenders at ILICO were $376.6 million for the first six months of 2002 compared to $77.6 million from the acquisition date through June 30, 2001.

         Net investment income was $166.5 million for the second quarter of 2002 compared to $138.7 million for the second quarter of 2001. Year-to-date, net investment income increased $59.0 million to $324.9 million in 2002 compared to $265.9 million in 2001. Approximately $12.3 million and $39.6 million of the increased net investment income for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding ILICO, net investment income increased $15.5 million and $19.4 million for the quarter and year-to-date periods, respectively, primarily due to higher average invested assets (excluding market value adjustments) offset by lower effective yields as compared to 2001. Average invested assets (excluding market value adjustments) increased approximately $2,176.0 million and $2,869.2 million for the quarter and year-to-date periods, respectively, primarily due to the acquisition of ILICO in the second quarter of 2001. Average invested assets (excluding market value adjustments) exclusive of the ILICO acquisition increased approximately $1,110.0 million and $1,014.0 million for the quarter and year-to-date periods, respectively, primarily due to the growth of our accumulation products business. The effective yield on the investment portfolio was 6.16% in the second quarter of 2002 compared to 6.43% in the second quarter of 2001 and 6.07% for the first six months of 2002 compared to 6.77% for the first six months of 2001. Excluding ILICO, 2002 yields for second quarter and year-to-date which were 6.79% and 6.69%, respectively, compared to 2001 yields for the second quarter and year-to-date which were 6.99% and 7.10%, respectively. The decrease in yields in 2002 primarily resulted from the lower interest rate market. The overall yield including ILICO is lower primarily due to the higher percentage of convertible securities ILICO carries in its investment portfolio. The convertible securities are associated with ILICO's total return strategy fixed annuity products. The effective yield on the deferred fixed annuity portfolio was 6.77% in the second quarter of 2002 compared to 7.09% in the second quarter of 2001 and 6.72% in the first six months of 2002 compared to 7.14% in the first six months of 2001.

         Other income primarily consists of third party annuity commissions received by wholly-owned IMOs and COLI income. Other income totaled $17.9 million for the second quarter of 2002 compared to $9.7 million for the second quarter of 2001. Year-to-date, other income increased $10.6 million to $28.4 million in 2002 compared to $17.8 million in 2001. The increase in other income was primarily due to operations of an IMO purchased in the second quarter of 2002. COLI income is classified as an other asset so the income from this asset appears in other income instead of net investment income.

         Policyowner benefits were $127.4 million in the second quarter of 2002 compared to $103.9 million in the second quarter of 2001. Year-to-date, policyowner benefits increased $51.6 million to $245.8 million in 2002 compared to $194.2 million in 2001. Approximately $7.1 and $30.1 million of the increased policyowner benefits for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding ILICO, policyowner benefits increased approximately $16.4 million and $21.5 million for the quarter and year-to-date periods, respectively. Excluding ILICO, interest credited to deferred annuity account balances increased $11.8 million and $24.4 million for the quarter and year-to-date periods, respectively, primarily due to higher average balances, partially offset by a decline in crediting rates. For the first six months of 2002, average deferred fixed annuity account balances increased $759.7 million while the weighted average crediting rate on deferred fixed annuity account balances decreased 35 basis points to 4.73% as compared to the same period in 2001. Crediting rates were lowered in the fourth quarter of 2001 and in the first and second quarters of 2002 to correspond with the decline in the investment yields of the deferred fixed annuity portfolio. Overall, spreads on deferred fixed annuities declined 8 basis points to 199 basis points in the first six months of 2002 as compared to the first six months of 2001. Other benefits exclusive of ILICO declined approximately $4.6 million in the second quarter of 2002 and $2.9 million in the first six months of 2002 primarily due to a decline in immediate annuity and supplementary contract benefits. The decrease in other benefits was partially offset by funding agreement benefits which increased $4.6 million and $4.3 million for the second quarter and year-to-date periods, respectively, as new funding agreements were entered into at the end of the first quarter and early second quarter of 2002. ILICO added approximately $6.0 million and $23.5 million of other benefits to the second quarter and year-to-date periods, respectively, primarily due to payments made under modified coinsurance agreements.

         Underwriting, acquisition and other expenses totaled $18.4 million in the second quarter of 2002 compared to $13.6 million in the second quarter of 2001. Year-to-date, underwriting, acquisition and other expenses increased $3.3 million to $31.4 million in 2002 compared to $28.1 million in 2001. Approximately $0.6 million and $1.9 million of such increased expenses for the second quarter and year-to-date periods, respectively, were due to ILICO. Excluding these ILICO expenses, underwriting, acquisition and insurance expenses increased $4.2 million and $1.4 million for the quarter and year-to-date periods, respectively. The increase was primarily due to IMO operating expenses associated with the IMO which was acquired in the second quarter of 2002. The increase in IMO expense was partially offset by the reduction of goodwill amortization of approximately $1.9 million and $3.9 million which was included in the second quarter and the first six months of 2001 respectively. Effective January 1, 2002, with the adoption of SFAS 142, goodwill is no longer amortized.

         Amortization of deferred policy acquisition costs and VOBA amounted to $20.7 million in the second quarter of 2002 compared to $22.7 million in the second quarter of 2001. Year-to-date, amortization of deferred policy acquisition costs and VOBA increased $5.6 million to $44.6 million in 2002 compared to $39.0 million in 2001. Approximately $0.5 million and $2.1 million of the increased amortization expense for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding ILICO, amortization expense decreased $2.5 million and increased $3.5 million for the quarter and year-to-date periods, respectively, as deferred policy acquisition costs and VOBA are generally amortized in proportion to gross margins. Gross margins remained relatively level in the current periods with future margins widening due to favorable business retention which resulted in decreased amortization expense in the second quarter of 2002.

         Adjusted pre-tax operating income from our accumulation products operations was $31.9 million in the second quarter 2002 compared to $19.5 million in the second quarter 2001 and $58.5 million in the first six months of 2002 compared to $46.0 million in the first six months of 2001. Approximately $5.6 million and $10.8 million of the increase for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding ILICO, our accumulation products operating income increased $6.8 million and $1.7 million for the quarter and year-to-date periods, respectively, primarily due to increased net IMO operations and the discontinuation of goodwill amortization.

         OTHER OPERATIONS

         A summary of our other operations follows:


                                                       For The Three Months Ended June 30,    For The Six Months Ended June 30,
                                                             2002              2001                2002             2001
                                                       -----------------------------------    ---------------------------------
                                                                                    ($ in thousands)
Revenues:
 Insurance premiums                                         $  211           $   225            $    832          $   253
 Net investment income                                       1,935             3,115               2,937            4,024
 Other income                                                1,036             2,220               1,550            4,495
                                                            ------------------------            ------------------------
    Total revenues                                           3,182             5,560               5,319            8,772
                                                            ------------------------            ------------------------

Benefits and expenses:
  Other policyowner benefits                                   394               596               1,190              585
  Underwriting, acquisition and other expenses               3,510             3,645               7,122            6,322
                                                            ------------------------            ------------------------
    Total benefits and expenses                              3,904             4,241               8,312            6,907
                                                            ------------------------            ------------------------

Adjusted pre-tax operating income - Other operations        $ (722)          $ 1,319            $ (2,993)         $ 1,865
                                                            ========================            =========================


         Adjusted pre-tax operating loss from our other operations was $0.7 million in the second quarter of 2002 compared to income of $1.3 million in the second quarter of 2001 and a loss of $3.0 million in the first six months of 2002 compared to income of $1.9 million in the first six months of 2001. Other operations primarily consist of holding company revenues and expenses and operations of our real estate management subsidiary. In 2001, other income included investment fee income for asset management services provided to ILICO prior to the acquisition amounting to $1.2 million in the second quarter of 2001 and $2.8 million in the first six months of 2001. After the acquisition of ILICO, such fees are eliminated with expenses in consolidation. The remainder of the increased loss is primarily due to decreased real estate investment and management fee income.

         A summary of our adjusted pre-tax operating income by segment and the remaining line items of our consolidated statements of income follows:


                                                           For The Three Months Ended June 30,    For The Six Months Ended June 30,
                                                                   2002         2001                      2002         2001
                                                           -----------------------------------    ---------------------------------
                                                                                      ($ in thousands)
Adjusted pre-tax operating income:
  Protection Products                                           $  29,804    $  24,558                 $  65,267    $  39,479
  Accumulation Products                                            31,922       19,529                    58,486       45,997
  Other operations                                                   (722)       1,319                    (2,993)       1,865
                                                                ----------------------                 ----------------------
      Total adjusted pre-tax operating income                      61,004       45,406                   120,760       87,341

Non-operating increases (decreases) to income:
  Realized gains on open block investments                        (35,755)      (7,223)                  (45,633)     (14,664)
  Unrealized losses on open block investments                     (34,778)      (4,366)                  (54,236)     (37,656)
  Fair value change in option value of equity-indexed
    annuity products and market value adjustments on
    total return strategy annuities                                20,736       (2,459)                   35,867       32,510
  Cash flow hedge amortization                                       (697)        --                        (697)        --
  Amortization of DAC & VOBA due to open block losses               6,840        4,899                     5,286        5,537
  Demutualization costs                                              (179)        (202)                     (464)        (202)
  Restructuring costs                                              (6,416)        --                      (8,211)        --
                                                                ----------------------                 ----------------------

       Income from continuing operations                           10,755       36,055                    52,672       72,866

Interest expense                                                   (6,337)      (7,410)                  (12,364)     (14,742)
Income tax expense                                                   (696)      (8,950)                  (12,128)     (18,971)
                                                                ----------------------                 ----------------------

       Net income from continuing operations                        3,722       19,695                    28,180       39,153

Income from discontinued operations                                   540          532                       996          946
Cumulative effect of change in accounting for derivatives,
  net of tax                                                         --           --                        --         (8,236)

                                                                ----------------------                 ----------------------
       Net income                                               $   4,262    $  20,227                 $  29,176    $  31,863
                                                                ======================                 ======================



         Total adjusted pre-tax operating income was $61.0 million in the second quarter of 2002 compared to $45.4 million in the second quarter of 2001. Year-to-date, total adjusted pre-tax operating income increased $33.5 million to $120.8 million in 2002 compared to $87.3 million in 2001. Approximately $10.2 million and $34.5 million of the increase for the second quarter and year-to-date periods, respectively, was attributable to ILICO. Excluding ILICO, the protection products and accumulation products segment operations increased approximately $8.0 million and $5.1 million for the quarter and year-to-date periods, respectively, which were offset by declines in the other operations as previously discussed.

         Realized losses on open block investments amounted to $35.8 million in the second quarter of 2002 compared to $7.2 million in the second quarter of 2001. Year-to-date, realized losses on open block investments amounted to $45.6 million in 2002 compared to $14.7 million in 2001. The losses in the second quarter of 2002 consisted primarily of realized losses and writedowns on investments primarily related to WorldCom, Inc. and its related entities. Additionally, in the first quarter of 2002 the sale of Western Security Life Insurance Company, a subsidiary of ILIC, resulted in a gain of approximately $1.9 million. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of investment sales.

         Unrealized losses on open block investments amounted to $34.8 million in the second quarter of 2002 compared to $4.4 million in the second quarter of 2001. Year-to-date, unrealized losses on open block investments amounted to $54.2 million in 2002 compared to $37.7 million in 2001. The unrealized losses are generated from our options and trading securities. We use options to hedge our equity-indexed annuity products. In accordance with SFAS 133, we adjusted our options to market value, which, due to the economic environment and deteriorating stock market conditions, resulted in an unrealized loss of $28.0 million and $34.8 million in the second quarter and first six months of 2002, respectively, and $0.8 million and $34.1 million in the second quarter and first six months of 2001, respectively. In addition, we also have trading securities that back our total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a loss of $6.8 million and $19.4 million in the second quarter and first six months of 2002, respectively, and a loss of $3.6 million for both the second quarter and first six months of 2001, respectively. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed annuity reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are explained in the following paragraph.

         The fair value change in options embedded within our equity-indexed products and the fair value changes on our total return strategy fixed annuity contracts was a $20.7 million decrease and $35.9 million decrease in reserve balances in the second quarter and first six months of 2002, respectively, and $2.5 million increase and $32.5 million decrease in the second quarter and first six months of 2001, respectively. These fair value changes are being recorded in accordance with SFAS No. 133, which we adopted January 1, 2001. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products. The reduction in such annuity contract expense is less than the decline in investment income primarily due to minimum guaranteed interest rates.

         During the second quarter of 2002, we undesignated a cash flow hedge which is now being amortized over the related swap's remaining life and amounted to amortization expense of $0.7 million.

         Amortization of deferred policy acquisition costs and VOBA due to realized and unrealized losses on open block investments amounted to an expense reduction on net losses of $6.8 million and $5.3 million in the second quarter and first six months of 2002, respectively, compared to an expense reduction on net losses of $4.9 million and $5.5 million in the second quarter and first six months of 2001, respectively. The amortization fluctuates from period to period depending on the related open block gains and losses.

         The 2002 demutualization costs consist primarily of legal, actuarial and consulting expenses associated with the demutualization of ILIC. Since these costs are not ongoing, they have been excluded from our operating segment amounts.

         Restructuring costs relate to our consolidation of various functions in connection with a restructuring of our protection products and accumulation products operations and investment activities which began in the third quarter of 2001. The objective of the restructuring plan is to eliminate duplicative functions for all business units. The elimination of duplicative functions is intended to reduce on-going operating costs. General administrative functions will be transitioned so they are performed primarily in Des Moines, Iowa. Protection products processes will be transitioned so they are performed primarily in Des Moines and Indianapolis and accumulation products functions will be transitioned to Topeka. Investment activities have been restructured to eliminate real estate management services which will be outsourced in the future. The restructuring charges expensed in the second quarter of 2002 included pre-tax severance and termination benefits of $4.9 million related to the elimination of approximately 70 positions and other pre-tax costs of $1.5 million primarily related to systems conversion and relocation of employees. For the first six months of 2002, restructuring charges included pre-tax severance and termination benefits of $5.3 related to the elimination of approximately 80 positions and other pre-tax costs of $2.9 million. An accrual for severance and termination benefits not yet paid amounted to $2.6 million at June 30, 2002. Additional activities will primarily involve relocation or severance benefits for affected employees and various administrative, financial and actuarial system conversion costs. System conversion costs will be expensed as incurred and are expected to primarily be completed by the fourth quarter of 2003.

         Interest expense was $6.3 million in the second quarter of 2002 compared to $7.4 million in the second quarter of 2001. Year-to-date, interest expense decreased $2.3 million to $12.4 million in 2002 compared to $14.7 million in 2001. The decreased interest expense in the second quarter and first six months of 2002 was primarily due to lower borrowing rates in 2002. In addition, the amount of debt outstanding changed between periods with $185 million of OCEANs securities issued during the month of March in 2002 compared to $129 million of adjustable conversion-rate equity security units which were outstanding for the entire first six months of 2001, prior to their maturity in July 2001. Interest expense for ILIC in the second quarter and the first six months of 2002 amounted to $0.5 million and $1.1 million, respectively. ILIC has a $25 million, 8.66% surplus note, due on April 1, 2011.

         Income tax expense was $12.1 million in the first six months of 2002 compared to $19.0 million in the first six months of 2001. The effective tax rate was 30.1% for the first six months of 2002 and 32.6% for the first six months of 2001. The decrease in the effective tax rate in the first six months of 2002 reflected the increased tax exempt income from the COLI investment and the elimination of nondeductible goodwill amortization expense.

         Net income from continuing operations was $3.7 million in the second quarter of 2002 compared to $19.7 million in the second quarter of 2001. Year-to-date, net income from continuing operations decreased $11.0 million to $28.2 million in 2002 compared to $39.2 million in 2001. Net income from continuing operations of ILICO decreased $0.4 million in the second quarter of 2002 compared to the second quarter of 2001. Year-to-date, ILICO contributed an additional $9.1 million of income from continuing operations as compared to the same period a year ago. Exclusive of ILICO, net income from continuing operations decreased $15.6 million and $20.1 million in the second quarter and year-to-date periods, respectively, primarily due to the realized and unrealized losses on open block investments partially offset by the fair value changes in options within our equity-indexed products and our total return strategy fixed annuity contracts. These non-operating results offset the growth in earnings from our protection products and accumulation products segments previously discussed.

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

         Net income was $4.3 million in the second quarter of 2002 compared to $20.2 million in the second quarter of 2001. Year-to-date, net income decreased $2.7 million to $29.2 million in 2002 compared to $31.9 million in 2001. Net income from ILICO decreased $0.4 million in the second quarter of 2002 compared to the second quarter of 2001 and increased $9.1 million in the year-to-date period of 2002 as compared to the same period in 2001. The adoption of SFAS 133 in the first quarter of 2001 had a one-time cumulative effect of reducing net income by $8.2 million. Exclusive of ILICO and the SFAS 133 impact, net income decreased $15.5 million and $20.0 million in the second quarter and year-to-date periods, respectively, primarily due to the realized and unrealized losses on open block investments partially offset by the fair value changes in options within our equity-indexed products and our total return strategy fixed annuity contracts. Those non-operating results offset the growth in earnings from our protection products and accumulation products segments.

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

         We intend to rely primarily on dividends and interest income from our life insurance subsidiaries in order to make dividend payments to our shareholders. The payment of dividends by our life insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our life insurance subsidiaries dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2001 results, our life insurance subsidiaries could pay us an estimated $80.5 million in dividends in 2002 without obtaining regulatory approval. Our subsidiaries paid us $10 million in the first six months of 2002.

         We have a $175 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of June 30, 2002, there was a $70.0 million outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause our life insurance subsidiaries to maintain certain levels of risk-based capital.

         On March 6, 2002, the Company issued and sold in a private placement $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $234,950,000. The notes are convertible into shares of the Company's common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances.

         Proceeds from the OCEANs were used to repay borrowings on the Company's Revolving Credit Agreement and to purchase approximately 1.7 million shares amounting to $59 million of the Company's common stock. The OCEANs are senior subordinated debt, subordinated in right of payment to all existing and future senior debt and senior to all existing and future junior subordinated debt.

         We previously had warrants outstanding to purchase shares of common stock. The warrants were exercisable at $24.42 and expired in April 2002. Proceeds from the warrants amounted to $2.7 million and resulted in the issuance of approximately 110,000 shares of common stock in April 2002.

         Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources, dividends from insurance subsidiaries and Revolving Credit Agreement. We have repurchased shares in the first six months of 2002 under prior purchase programs. During the first quarter of 2002, 1.7 million shares were repurchased and were primarily funded by approximately $59 million from the OCEANs offering. During the second quarter of 2002, approximately 0.8 million shares were repurchased and were primarily funded by approximately $30 million from the Revolving Credit Agreement.

INSURANCE SUBSIDIARIES

         The cash flows of our insurance subsidiaries consist primarily of premium income, deposits to policyowner account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Cash outflows are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, payment of debt, income taxes and current operating expenses. Insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

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

         We take into account asset/liability management considerations in the product development and design process. Contract terms for the interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at June 30, 2002 (including liabilities in the closed blocks and the general account):

                                                                ($ in millions)
                                                                ---------------

Not subject to discretionary withdrawal                           $    478.1

Subject to discretionary withdrawal with adjustments:
        Specified surrender charges (A)                              6,677.5
        Market value adjustments                                     3,121.7
                                                                  ----------
        Subtotal                                                     9,799.2
                                                                  ----------

Subject to discretionary withdrawal without adjustments              1,975.5
                                                                  ----------

Total                                                             $ 12,252.8
                                                                  ==========


(A) Includes $1,263.7 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.



         ALIC is a party to a $250 million fixed rate funding agreement. Under the agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. During the first six months of 2002, ALIC placed additional funding agreements totaling $350 million in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of ALIC. The funding agreements are further backed by the general account assets of ALIC. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled unless there is a default under the agreement, but ALIC may terminate the agreement at any time.

         In addition, there are variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $284 million at June 30, 2002. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

         Through their respective memberships in the Federal Home Loan Banks
(FHLB) of Des Moines and Topeka, ALIC and American Investors Life Insurance Company, Inc. are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at June 30, 2002. In addition, ALIC has long-term fixed rate advances from FHLB outstanding of $14.1 million at June 30, 2002.

         The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of June 30, 2002 had a carrying value of $15.6 billion, including closed block investments.

         The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

         At June 30, 2002, the statutory surplus of the insurance subsidiaries was approximately $610 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

         In the future, in addition to cash flows from operations and borrowing capacity, the insurance subsidiaries would obtain their required capital from AmerUs Group Co.

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

         For variable and equity-indexed products, profitability on the portion of the policyholder's account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity-indexed products, we purchase call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity-indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) the cost of underlying call options purchased to match the returns owed to contract holders and (2) the minimum interest guarantees owed to the contract holder, if any. Profitability on the equity-indexed annuities is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we only purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders' rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity-indexed can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

         The table below provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at June 30, 2002. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

June 30, 2002

                                                                 Expected Cash Flows
                               6 months
        Amortized                2002     2003       2004       2005      2006       2007    Thereafter   Cost    Fair Value
        ---------              ----------------------------------------------------------------------------------------------
                                                                      ($ in millions)
Fixed maturity securities
  available-for-sale            $ 399    $ 1,174   $1,154     $1,372    $1,215     $  917    $ 5,441   $11,672     $ 11,850
Average interest rate             7.7%       6.7%     6.4%       6.8%      6.6%       7.7%       7.0%

Fixed maturity securities
  held for trading purposes     $  61    $   131   $  224     $  286    $  158     $  125    $   956   $ 1,941     $  1,941
Average interest rate             1.6%       4.6%     4.3%       2.7%      3.7%       3.4%       5.2%

Mortgage loans                 $   24    $    54   $   69     $   68    $   67     $   65    $   580   $   927     $  1,167
Average interest rate             6.8%       8.1%     8.1%       8.0%      8.0%       8.0%       7.8%

Total                           $ 484    $ 1,359   $1,447     $1,726    $1,440     $1,107    $ 6,977   $14,540     $ 14,958
                               ============================================================================================


         We have consistently invested in high quality marketable securities. As a result, management believes that there is minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 64% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 7.03 years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of the Company's shareholders on May 9, 2002, a majority of the Company's shareholders approved (1) the reelection of John R. Albers, Alecia A. DeCoudreaux, Thomas F. Gaffney, Andrew J. Paine, Jr. and Jack
C. Pester and (2) the ratification of the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company's independent auditors. The result of the vote is as follows:

        Election of John R. Albers
        --------------------------------------

        For:                                            24,105,183
        Withheld:                                          283,057

        Election of Alecia A. DeCoudreaux
        --------------------------------------

        For:                                            24,093,434
        Withheld:                                          294,806

        Election of Thomas F. Gaffney
        --------------------------------------

        For:                                            24,111,759
        Withheld:                                          276,481

        Election of Andrew J. Paine, Jr.
        --------------------------------------

        For:                                            24,098,592
        Withheld:                                          289,648

        Election of Jack C. Pester
        --------------------------------------

        For:                                            24,097,757
        Withheld:                                          290,483

        Ratification of Ernst & Young LLP
        --------------------------------------

        For:                                            23,640,343
        Against:                                           568,363
        Abstaining:                                        179,534

        The term of the following other directors of the Company continued after the meeting: Roger K. Brooks; Malcolm Candlish; Ralph W. Laster, Jr.; John W. Norris, Jr.; John A. Wing; and F.A.Wittern, Jr.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

         (b) The following report on Form 8-K was filed during the quarter ended June 30, 2002:

                  Form 8-K dated May 7, 2002 announcing the release of first quarter 2002 earnings. Supplemental financial information of AmerUs Group Co. was attached.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 12, 2002               AMERUS GROUP CO.



                                       By  /s/  Melinda S. Urion
                                           -------------------------------------
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                       By  /s/  Brenda J. Cushing
                                           -------------------------------------
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)

                        AMERUS GROUP CO. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
No.                        Description
-------                    -----------

2.1 Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
2.2 Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among AmerUs Life Holdings, Inc., AFC Corp. and AmVestors Financial Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
2.3 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among AmerUs Life Holdings, Inc., a wholly owned subsidiary of AmerUs Life Holdings, Inc. and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of AmerUs Life Holdings, Inc. dated October 8, 1997, is hereby incorporated by reference.
2.4 Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.'s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.
2.5 Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.6 Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.7 Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.8 Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as
           Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.9 Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.10 Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
2.11 Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
2.12 Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit
           2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.
2.13* Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced estate Planning and Family First Insurance Services.

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

10.2 Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as
           Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.3 AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.4 All*AmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.5 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6       AmerUs Life Insurance Company Performance Share Plan, filed as
           Exhibit 10.10 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.7 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10      Tax Allocation Agreement dated as of November 4, 1996, filed as
           Exhibit 10.68 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.12 AmerUs Group Co. Amended and Restated MIP Deferral Plan dated as of May 10, 2001 filed as Exhibit 10.12 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.
10.13 Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.14 Facility and Guaranty Agreement, dated February 12, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.39 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.15 Form of Reimbursement Agreement, dated February 15, 1999, among AmerUs Life Holdings, Inc. and Roger K. Brooks, Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky, Marcia S. Hanson, Mark V. Heitz and Gary R. McPhail, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.16 Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.41 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.17 1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.18 Amendment No. 2 to Facility Agreement, dated January 25, 2000, among The First National Bank of Chicago and the Registrant, filed as
           Exhibit 10.44 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

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

10.34 Credit Agreement dated December 12, 2001, among AmerUs Group Co., Various Lending Institutions, the Bank of New York, Mellon Bank N.A., and Fleet National Bank as Co-Arrangers and J P Morgan Chase Bank as Administrative Agent and Co-Arranger filed as Exhibit 10.35 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.
10.35 First Amendment to Credit Agreement dated as of February 22, 2002, among AmerUs Group Co., the lending institutions party hereto, The Bank of New York, Mellon Bank N.A. and fleet National Bank as Co-Arrangers and JPMorgan Chase Bank as Administrative Agent and Co-Arranger, filed as Exhibit 10.35 on Form 10-Q dated May 14, 2002, is hereby incorporated by reference.
10.36 Consent dated as of March 15, 2002, among AmerUs Group Co., the lending institutions party hereto, The Bank of New York, Mellon Bank N.A. and fleet National Bank as Co-arrangers and JPMorgan Chase Bank as Administrative Agent and Co-Arranger, filed as Exhibit 10.36 on Form 10-Q dated May 14, 2002, is hereby incorporated by reference.
10.37* Amendment No. 1 to Joint Venture Agreement, dated April 1, 2002, by and between Ameritas Life Insurance Corp. and AmerUs Life Insurance Company.
10.38* Distribution Commitment Agreement for Variable Business, dated April 1, 2002, by and between AmerUs Group Co. and Ameritas Variable Life Insurance Company.
10.39* Amendment No. 4 to Facility Agreement dated February 12, 1999 by and among AmerUs Group Co. and Bank One, NA (f/k/a The First National Bank of Chicago), dated June 30, 2002.
11*        Statement Re: Computation of Earnings Per Share.
12*        Computation of Ratios of Earnings to Fixed Charges.
99.1 Retirement Agreement, dated March 14, 2000, by and between Victor N. Daley and AmerUs Life Holdings, Inc., filed as Exhibit 99.8 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
99.2 First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and AmerUs Life Holdings, Inc., filed as Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.3 Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and AmerUs Life Holdings, Inc., filed as Exhibit 99.5 on 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.4 Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among AmerUs Life Holdings, Inc. and Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit
           99.6 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.5 Form of Supplemental Benefit Agreement, dated as of February 7, 2000, among AmerUs Life Holdings, Inc. and Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit
           99.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

* Included herein