Form 10-Q
period 2002-09-30
AMERUS GROUP CO/IA
filed 2002-11-13
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-30898

AMERUS GROUP CO.

(Exact name of Registrant as specified in its charter)

IOWA (State or other jurisdiction of incorporation or organization)	42-1458424 (I.R.S. Employer Identification No.)

699 Walnut Street
Des Moines, Iowa 50309-3948
(Address of principal executive offices)

Registrant’s telephone number, including area code (515) 362-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /   /

The number of shares outstanding of each of the Registrant’s classes of common stock on November 5, 2002 was as follows:

Common Stock	39,009,078 shares

Exhibit index — Page 45

SAFE HARBOR STATEMENT

     All statements, trend analyses and other information contained in this report relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting for derivatives and business combinations, goodwill and other intangibles and purchase accounting adjustments; (l) our ability to integrate the business and operations of acquired entities; (m) expected life and annuity product margins; (n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$12,809,328	$11,037,425
Equity securities	61,052	11,362
Short-term investments	23,714	14,881
Securities held for trading purposes at fair value:
Fixed maturity securities	1,857,324	2,175,106
Equity securities	—	12,013
Short-term investments	8,139	4,212
Mortgage loans	920,035	944,532
Real estate	1,257	1,405
Policy loans	496,614	506,318
Other investments	246,094	345,179

Total investments	16,423,557	15,052,433
Cash and cash equivalents	98,771	179,376
Accrued investment income	189,476	174,238
Premiums, fees and other receivables	14,991	9,920
Income taxes receivable	14,728	—
Reinsurance receivables	836,989	732,030
Deferred policy acquisition costs	783,404	642,680
Value of business acquired	503,237	583,829
Goodwill	223,545	195,484
Property and equipment	77,406	83,221
Deferred income taxes	—	12,140
Other assets	313,385	305,416
Separate account assets	233,614	328,385

Total assets	$19,713,103	$18,299,152

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$15,844,975	$15,102,001
Policyowner funds	1,184,917	432,941

	17,029,892	15,534,942
Accrued expenses and other liabilities	273,394	512,500
Dividends payable to policyowners	303,654	221,224
Policy and contract claims	39,588	33,147
Income taxes payable	—	45,809
Deferred income taxes	77,330	—
Notes payable	499,110	384,628
Separate account liabilities	233,614	328,385

Total liabilities	18,456,582	17,060,635
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,650,431 shares issued and 39,005,729 shares outstanding in 2002; 43,505,998 shares issued and 41,759,450 shares outstanding in 2001	43,650	43,506
Additional paid-in capital	1,179,000	1,177,688
Accumulated other comprehensive income	75,731	12,669
Unearned compensation	(476)	(727)
Unallocated ESOP shares	(2,746)	(224)
Retained earnings	117,854	62,187
Treasury stock, at cost (4,644,702 shares in 2002 and 1,746,548 shares in 2001)	(156,492)	(56,582)

Total stockholders’ equity	1,256,521	1,238,517

Total liabilities and stockholders’ equity	$19,713,103	$18,299,152

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(unaudited)
Revenues:
Insurance premiums	$78,501	$92,522	$263,857	$221,401
Universal life and annuity product charges	42,207	47,407	124,392	106,520
Net investment income	252,388	231,943	744,054	620,164
Realized/unrealized gains (losses) on investments	(21,951)	(45,302)	(122,574)	(97,309)
Other income	20,634	11,541	53,568	35,118

	371,779	338,111	1,063,297	885,894

Benefits and expenses:
Policyowner benefits	226,103	195,845	660,035	505,692
Underwriting, acquisition and other expenses	35,967	40,800	115,421	107,255
Demutualization costs	722	249	1,186	451
Restructuring costs	2,569	6,527	10,780	6,527
Amortization of deferred policy acquisition costs and value of business acquired	35,289	31,270	103,452	86,512
Dividends to policyowners	24,377	26,191	72,000	68,416

	325,027	300,882	962,874	774,853

Income from continuing operations	46,752	37,229	100,423	111,041
Interest expense	6,414	5,974	18,778	20,716

Income before income tax expense	40,338	31,255	81,645	90,325
Income tax expense	13,848	9,745	25,978	28,716

Net income from continuing operations	26,490	21,510	55,667	61,609
Cumulative effect of change in accounting for derivatives, net of tax	—	—	—	(8,236)

Net income	$26,490	$21,510	$55,667	$53,373

Net income from continuing operations per common share:
Basic	$0.67	$0.52	$1.38	$1.74

Diluted	$0.66	$0.51	$1.36	$1.72

Net income per common share:
Basic	$0.67	$0.52	$1.38	$1.51

Diluted	$0.66	$0.51	$1.36	$1.49

Weighted average common shares outstanding:
Basic	39,497,355	41,536,389	40,327,236	35,334,160

Diluted	39,835,426	42,060,929	40,812,121	35,825,884

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(unaudited)
Net income	$26,490	$21,510	$55,667	$53,373
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Transfer related to unrealized gain (loss) on available-for-sale securities reclassified to trading	—	—	—	(430)
Unrealized holding gains (losses) arising during period	71,793	66,784	39,933	64,444
Less: Reclassification adjustment for gains (losses) included in net income	(15,625)	(6,103)	(57,085)	(20,326)

Other comprehensive income gain (loss), before tax	87,418	72,887	97,018	84,340
Income tax (expense) benefit related to items of other comprehensive income	(30,596)	(25,510)	(33,956)	(29,519)

	56,822	47,377	63,062	54,821
Amounts attributable to:
Change in accounting for derivatives	—	—	—	2,661

Other comprehensive income (loss), net of taxes	56,822	47,377	63,062	57,482

Comprehensive income	$83,312	$68,887	$118,729	$110,855

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
September 30, 2002
($ in thousands)

			Accumulated
		Additional	Other		Unallocated			Total
		Paid-In	Comprehensive	Unearned	ESOP	Retained	Treasury	Stockholders'
	Common Stock	Capital	Income (Loss)	Compensation	Shares	Earnings	Stock	Equity

Balance at December 31, 2000	$30,011	$809,89	$(17,188)	$(146)	$(683)	$6,067	$—	$827,955
2001:
Net income	—	—	—	—	—	72,907	—	72,907
Change in accounting for derivatives	—	—	2,661	—	—	—	—	2,661
Transfer related to unrealized gain (loss) on available-for-sale securities reclassified to trading	—	—	(430)	—	—	—	—	(430)
Net unrealized gain (loss) on securities	—	—	35,891	—	—	—	—	35,891
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	(5,933)	—	—	—	—	(5,933)
Stock issued under various incentive plans, net of forfeitures	206	5,861	—	(581)	—	—	108	5,594
Stock issued under exercise of warrants	—	(1,383)	—	—	—	—	4,468	3,085
Dividends declared on common stock	—	—	—	—	—	(16,787)	—	(16,787)
Purchase of treasury stock	—	—	—	—	—	—	(44,985)	(44,985)
Acquisition of IL Holdings	9,047	223,358	—	—	—	—	—	232,405
Conversion of company-obligated mandatorily redeemable preferred capital securities	4,242	139,478	—	—	—	—	(16,173)	127,547
Allocation of shares in leveraged ESOP	—	480	—	—	459	—	—	939
Minimum pension liability adjustment	—	—	(2,332)	—	—	—	—	(2,332)

Balance at December 31, 2001	$43,506	$1,177,688	$12,669	$(727)	$(224)	$62,187	$(56,582)	$1,238,517
2002 (unaudited):
Net income	—	—	—	—	—	55,667	—	55,667
Net unrealized gain (loss) on securities	—	—	60,744	—	—	—	—	60,744
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	2,318	—	—	—	—	2,318
Stock issued under various incentive plans, net of forfeitures	144	5,114	—	251	—	—	1	5,510
Stock issued under exercise of warrants	—	(3,802)	—	—	—	—	12,205	8,403
Purchase of treasury stock and ESOP shares	—	—	—	—	(2,522)	—	(112,116)	(114,638)

Balance at September 30, 2002	$43,650	$1,179,000	$75,731	$(476)	$(2,746)	$117,854	$(156,492)	$1,256,521

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Nine Months Ended
	September 30,
	2002	2001

	(unaudited)
Cash flows from operating activities
Net income	$55,667	$53,373
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting for derivatives	—	8,236
Policyowner assessments on universal life and annuity products	(105,970)	(87,820)
Interest credited to policyowner account balances	328,655	284,148
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	(41,110)	(62,068)
Realized/unrealized (gains) losses on investments	122,574	97,309
Goodwill amortization	—	6,348
DAC amortization	49,821	24,215
VOBA amortization	53,631	62,297
Change in:
Accrued investment income	(15,238)	(10,974)
Reinsurance receivables	(104,959)	(246,854)
Securities held for trading purposes:
Fixed maturities	299,674	20,835
Equity securities	12,013	(2,846)
Short-term investments	(3,927)	—
DAC and VOBA	(289,273)	(180,370)
Liabilities for future policy benefits	489,022	133,002
Accrued expenses and other liabilities	(63,474)	(21,124)
Policy and contract claims and other policyowner funds	19,613	25,250
Income taxes:
Current	(60,244)	(17,829)
Deferred	51,382	39,896
Other, net	(19,264)	(12,766)

Net cash provided by operating activities	778,593	112,258

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(5,049,012)	(3,538,411)
Proceeds from sale of fixed maturities available-for-sale	3,379,047	2,172,292
Maturities, calls and principal reductions of fixed maturities available-for-sale	531,840	690,138
Purchase of equity securities	(58,417)	(61,381)
Proceeds from sale of equity securities	769	60,032
Change in short-term investments, net	(8,768)	9,418
Purchase of mortgage loans	(53,375)	(116,390)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Nine Months Ended
	September 30,
	2002	2001

	(unaudited)
Proceeds from repayment and sale of mortgage loans	77,002	96,810
Purchase of real estate and other invested assets	(16,998)	(89,325)
Proceeds from sale of real estate and other invested assets	64,700	91,009
Change in policy loans, net	9,704	(915)
Other assets, net	(5,537)	(40,624)
Acquisitions, net of cash acquired	—	156,925

Net cash (used in) investing activities	(1,129,045)	(570,422)

Cash flows from financing activities:
Deposits to policyowner account balances	1,563,532	1,504,357
Withdrawals from policyowner account balances	(1,292,534)	(923,596)
Change in debt, net	(50,576)	19,861
Stock issued under various incentive plans, net of forfeitures	5,510	5,868
Purchase of treasury stock	(114,638)	(38,945)
Proceeds from issuance of OCEANs	179,358	—
Retirement of company-obligated mandatorily redeemable capital securities	(20,805)	—
Conversion of company-obligated mandatorily redeemable capital securities	—	154

Net cash provided by financing activities	269,847	567,699

Net increase (decrease) in cash	(80,605)	109,535
Cash and cash equivalents at beginning of period	179,376	65,485

Cash and cash equivalents at end of period	$98,771	$175,020

Supplemental disclosure of cash activities:
Interest paid	$28,815	$23,340

Income taxes paid	$22,690	$9,486

Details of acquisitions:
Fair value of assets acquired		$5,676,350
Liabilities assumed		5,349,908

Carrying value of acquisitions	—	326,442
Common stock issued		(232,405)
Accrual of cash payout component of purchase price		(9,000)
Preliminary investment in ILGC		(77,200)
Acquisition costs previously paid		(2,857)

Cash paid	—	4,980
Less: Cash acquired		161,905

Net cash (received in) acquisitions	$—	$(156,925)

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 (see further discussion in Management’s Discussion and Analysis). For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. (AAG), AmerUs Capital Management Group, Inc. (ACM), and ILICO Holdings, Inc., the holding company of Indianapolis Life Insurance Company (ILIC) and its subsidiaries (ILICO). All significant intercompany transactions and balances have been eliminated in consolidation.

     Effective on March 29, 2002, Western Security Life Insurance Company, a subsidiary of ILIC, was sold. The insurance business of Western Security Life Insurance Company was transferred to ILIC prior to the sale. The sale of the corporate organization and insurance licenses resulted in a gain of approximately $1.9 million which is included in realized gains.

     The residential financing and property operations were previously for sale and were carried as discontinued operations in the consolidated financial statements. During the third quarter of 2002, it was determined the sale would not be completed. As a result, the consolidated financial statements for prior periods have been restated to reclassify the assets, liabilities, and income of the discontinued operations to the respective financial statement line items. There was no adjustment to the carrying value of the net assets of these operations, and accordingly, there was no effect on stockholders’ equity or net income for the restatement.

     Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.

(2) EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method. In addition, diluted earnings per share applicable to the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANsSM) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is established at the amount of the annual regular dividend. See further discussion of the OCEANs in note 5.

(3) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138, which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment as of January 1, 2001 upon adoption of the standard to recognize its derivative instruments at fair value resulting in a pre-tax reduction to income of $12.4 million ($8.2 million after-tax) and an increase to Accumulated Other Comprehensive Income (AOCI) of $2.7 million. The basic and diluted earnings per common share for the cumulative effect of change in accounting for derivatives amounts to $0.23 for the nine months ended September 30, 2001. The reduction to income which is classified as a “cumulative effect of change in accounting for derivatives, net of tax” in the Consolidated Statements of Income, is attributable to losses on basis swaps that were natural hedges and losses on interest rate swaps reclassified from AOCI that have been redesignated as cash flow hedges of floating rate funding agreement liability effective January 1, 2001. In addition, the reduction to income includes adjustments to fair value for options being used to hedge embedded options contained within equity-indexed products. The increase in AOCI, which is classified as “change in accounting for derivatives” in the Consolidated Statements of Comprehensive Income, is attributable to the reclassification of the interest rate swap’s fair value adjustment from AOCI to the Consolidated Statements of Income.

     During the first nine months of 2002 and 2001, realized/unrealized gains (losses) on investments included an unrealized loss of $47.8 million and $62.5 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed products. Additionally, the first nine months of 2002 and 2001 included an unrealized loss of $16.8 million and $14.5 million, respectively, from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to reduce contract liabilities for fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy products of $41.1 million and $62.1 million for the first nine months of 2002 and 2001, respectively. In addition, basis swaps were terminated during the first quarter of 2001 and an increase in fair value of $1.8 million on those swaps was included in net investment income. AOCI included an unrealized gain of $2.3 million and loss of $2.1 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during the first nine months of 2002 and 2001, respectively. The Company undesignated a cash flow hedge and is now amortizing the amount in AOCI to earnings over the remaining life of the swap, which amounted to $2.7 million expense in the first nine months of 2002. The Company estimates that $3.3 million of derivative losses, net of income taxes, included in AOCI will be reclassified into earnings within the next twelve months.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives and the cash flow hedge amortization for the first nine months ended September 30, 2002 and 2001 (in thousands):

	For The Nine Months Ended September 30,
	2002	2001

	($ in thousands)
	(unaudited)
Fixed maturity securities held for trading	$(16,792)	$(14,497)
Options on equity-indexed products	(47,763)	(62,538)
Equity-indexed and total return strategy liabilities	41,110	62,068
Cash flow hedge amortization	(2,659)	—
Deferred policy acquisition cost amortization impact of net adjustments above	(676)	4,650

Pre-tax total	(26,780)	(10,317)
Income taxes	9,373	3,611

After-tax total	$(17,407)	$(6,706)

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

     Summarized financial information of the Closed Block as of September 30, 2002 and December 31, 2001 and for the three months and nine months ended September 30, 2002 and 2001 are as follows:

	September 30,	December 31,
	2002	2001

	($ in thousands)
	(unaudited)
Liabilities:
Future life and annuity policy benefits	$2,827,520	$2,835,423
Policyowner funds	4,450	4,656
Accrued expenses and other liabilities	60,378	69,678
Dividends payable to policyowners	148,516	154,139
Policy and contract claims	12,017	8,843
Policyowner dividend obligation	118,167	61,486

Total Liabilities	3,171,048	3,134,225

Assets:
Fixed maturity securities available-for-sale at fair value	1,949,793	1,829,060
Mortgage loans	97,935	105,901
Policy loans	355,981	363,981
Other investments	20,695	4,653
Cash and cash equivalents	14,699	18,382
Accrued investment income	31,827	32,396
Premiums and fees receivable	16,223	22,414
Other assets	21,060	41,827

Total Assets	2,508,213	2,418,614

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$662,835	$715,611

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	($ in thousands)
	(unaudited)
Operations:
Insurance premiums	$61,547	$73,634	$195,657	$178,196
Universal life and annuity product charges	3,500	3,167	6,941	9,496
Net investment income	40,315	37,641	117,292	92,450
Realized gains (losses) on investments	(1,126)	1,889	(1,880)	2,202
Policyowner benefits	(70,101)	(84,013)	(214,850)	(194,912)
Underwriting, acquisition and other expenses	(968)	(1,101)	(3,704)	(2,788)
Dividends to policyowners	(22,132)	(24,338)	(65,437)	(63,161)

Contribution from the Closed Block before income taxes	$11,035	$6,879	$34,019	$21,483

(5) NOTES PAYABLE

     Notes payable consist of the following:

	September 30,	December 31,
	2002	2001

	($ in thousands)
	(unaudited)
Federal Home Loan Bank community investment long-term advances with a weighted average interest rate of 6.37% at September 30, 2002 (A)	$13,998	$14,369
Optionally Convertible Equity-linked Accreting Notes due on March 6, 2032 (B)	185,863	—
Senior notes bearing interest at 6.95% due June, 2005	125,000	125,000
Revolving credit agreement	101,000	150,000
Surplus notes bearing interest at 8.66% due on April 11, 2011	25,000	25,000
Note payable to a bank bearing interest at 7.24% due March, 2004	—	1,205
AmerUs Capital I 8.85 % Capital Securities Series A due February 1, 2007 (C)	48,095	68,900
AmerUs Capital II 7.00 % Quarterly Income Preferred Securities due July 27, 2003	154	154

	$499,110	$384,628

(A)  The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at September 30, 2002. These borrowings are secured and interest is payable at the current rate at the time of each advance.

(B)  On March 6, 2002, the Company issued $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $234,950,000. The notes are convertible into shares of the Company’s common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances.

     Proceeds from the OCEANs were used to repay borrowings on the Company’s revolving credit agreement and to purchase approximately 1.7 million shares amounting to $59 million of the Company’s common stock. The OCEANs are senior subordinated debt, subordinated in right of payment to all existing and future senior debt and senior to all existing and future junior subordinated debt.

(C)  On March 26, 2002, $20.8 million of the AmerUs Capital I 8.85% Capital Securities were repurchased which did not result in a material gain.

     For an additional discussion of the terms of the above indebtedness refer to the Company’s consolidated financial statements as of December 31, 2001.

(6) FEDERAL INCOME TAXES

     The effective income tax rate for the three-months and nine months ending September 30, 2002 and 2001, respectively, varied from the prevailing corporate rate primarily as a result of non-deductible demutualization costs, low income housing and rehabilitation credits, and tax exempt income in 2002 and 2001 and goodwill amortization in 2001.

(7) ACQUISITIONS

     On May 18, 2001, the Company completed the acquisition of ILICO for an amount of cash, policy credits and shares of the Company’s common stock equal to the value of 9.3 million shares of the Company’s common stock. The purchase price totaled approximately $326 million. The acquisition was accounted for using the purchase method of accounting and accordingly the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of May 18, 2001, with the excess of the purchase price over the fair value of the assets acquired less the fair value of the liabilities assumed recorded as goodwill. Goodwill was amortized over thirty years through December 31, 2001. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, goodwill is no longer amortized but instead tested for impairment on an annual basis (see note 9). The operations of ILICO have been included in the consolidated financial statements of the Company since May 18, 2001. The allocation of the purchase price of ILICO is as follows (in millions):

(unaudited)
Investments (including cash and short-term investments)	$4,674.1
Receivables and other assets	434.7
Value of business acquired	215.4
Goodwill	40.7
Separate account assets	345.6
Policyowner reserves and funds	(4,887.4)
Other liabilities	(126.1)
Debt	(25.0)
Separate account liabilities	(345.6)

Total investment in ILICO	$326.4

     In June 2002, the Company acquired an Independent Marketing Organization (IMO) for cash of $7.5 million. The total purchase price was allocated to the assets and liabilities based on the relative fair values with the excess of the purchase price over the fair value of the assets acquired less the fair value of the liabilities assumed recorded as goodwill. Goodwill amounting to $7.2 million was established in connection with the acquisition. If certain financial targets are met during the next six years, the purchase price can be increased by up to $3 million per year. Such purchase amounts, if any, would be recorded as additional goodwill.

(8) RESTRUCTURING CHARGES

     During the third quarter of 2001, the Company began consolidating various functions in connection with a restructuring of its protection products and accumulation products operations and investment activities. The objective of the restructuring plan is to eliminate duplicative functions for all business units. The elimination of duplicative functions is intended to reduce on-going operating costs for the Company. Corporate administrative functions are being transitioned so they are performed primarily in Des Moines, Iowa. Protection products administrative processes will be transitioned so they are performed in Des Moines; Woodbury, New York; or outsourced. Accumulation products functions will be transitioned to Topeka, Kansas. Investment activities have been restructured to eliminate certain real estate management services which have been outsourced.

     Restructuring charges have been included in the consolidated statement of income for the three months and nine months ended September 30, 2002. The restructuring charges for the nine months ended September 30, 2002 include pre-tax severance and termination benefits of $5.5 million related to the elimination of approximately 90 positions and other pre-tax costs of $5.3 million primarily related to systems conversion and relocation of employees. An accrual for severance and termination benefits not yet paid amounted to $2.8 million at September 30, 2002.

     The Company has not finalized all restructuring activities as of September 30, 2002. Additional activities will primarily involve relocation or severance benefits for affected employees, various administrative, financial, and actuarial system conversion costs and building disposition costs. Expenditures for all restructuring activities are expected to be completed by the fourth quarter of 2003.

(9) ADOPTION OF SFAS 142

     SFAS 142, “Goodwill and Other Intangible Assets,” changes the accounting for goodwill and other intangible assets and became effective January 1, 2002. SFAS 142 adopts a nonamortization, impairment-only model for the Company’s goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses. The Company accordingly discontinued amortization of goodwill on January 1, 2002. As of September 30, 2002, goodwill of $34.2 million is in the protection products segment and $189.3 million is in the accumulation products segment. The only intangible asset other than goodwill, is value of business acquired (VOBA) which is being amortized and amounted to a gross carrying amount of $832.4 million and accumulated amortization of $329.2 million at September 30, 2002. Goodwill changed from $195.5 million at December 31, 2001 to $223.5 million at September 30, 2002 primarily due to the adjustment of the ILICO purchase price allocation which increased goodwill approximately $19.8 million and goodwill attributable to the acquisition of independent marketing organizations of approximately $8.2 million. The Company has evaluated the transitional impairment analysis for goodwill and other intangible assets and determined such assets are not impaired as of January 1, 2002.

     A reconciliation of net income and basic and diluted earnings per share reported for the three months and nine months ended September 30, 2001 to exclude amortization expense of goodwill is as follows:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	($ in thousands, except per share amounts)
	(unaudited)
Net income as reported	$26,490	$21,510	$55,667	$53,373
Goodwill amortization expense	—	2,450	—	6,348

Adjusted net income	$26,490	$23,960	$55,667	$59,721

Basic earnings per share as reported	$0.67	$0.52	$1.38	$1.51
Goodwill amortization expense	—	0.06	—	0.18

Adjusted basic earnings per share	$0.67	$0.58	$1.38	$1.69

Diluted earnings per share as reported	$0.66	$0.51	$1.36	$1.49
Goodwill amortization expense	—	0.06	—	0.18

Adjusted diluted earnings per share	$0.66	$0.57	$1.36	$1.67

(10) COMMITMENTS AND CONTINGENCIES

     In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is involved in litigation, including class actions, reinsurance claims and regulatory proceedings, arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to these claims and legal actions, would have no material effect on its results of operations and financial position.

     Previously, the Company disclosed it was aware of a dispute between the retrocessionaire and the reinsurer of a block of annuity business written by IL Annuity and Insurance Company (IL Annuity), a subsidiary of ILICo, as well as potential claims of the Reinsurer against IL Annuity. Recently, the reinsurer informally notified the Company of its intention to arbitrate a claim. Subsequent to receiving this notice, the Company was informed that the retrocessionaire’s claim for breach of contract against the reinsurer was denied. While it is not feasible to predict the outcome of any claims by the reinsurer against IL Annuity, the Company believes, based upon currently available information, that the ultimate liability, if any, with respect to these claims would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(11) OPERATING SEGMENTS

     The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:

     Protection Products. The primary product offerings consist of whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent (PPGA) distribution system and IMOs.

     Accumulation Products. The primary product offerings consist of individual fixed annuities marketed on a national basis primarily through independent brokers and IMOs and insurance contracts issued through funding agreements.

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between adjusted pre-tax operating income and income from continuing operations on the following operating segment tables and are as follows:

1)	Realized gains and losses on open block investments.

2)	Market value changes and amortization of assets and liabilities associated with the application of SFAS 133, such as:

•	Unrealized gains and losses on securities held for trading.

•	Change in option value of equity-indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC) and VOBA related to the realized gains and losses on the open block investments and the SFAS 133 adjustments.

4)	Demutualization costs.

5)	Restructuring costs.

6)	Other income from non-insurance operations.

     These items will fluctuate from period to period depending on the prevailing interest rate and economic environment, are not continuing in nature, or are not part of the core insurance operations. As a result, management believes they do not reflect the Company’s ongoing earnings capacity of its operating segments.

     Premiums, product charges, policyowner benefits, insurance expenses, amortization of DAC and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and closed block realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses and the operations of the Company’s real estate management subsidiary.

     Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of DAC and VOBA as previously discussed, are not significant. There have been no material changes in segment assets since December 31, 2001.

Operating Segment Income
($ in thousands)
(unaudited)

	For The Three Months Ended September 30, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$77,595	$674	$232	$78,501
Universal life and annuity product charges	31,662	10,545	—	42,207
Net investment income	84,202	167,054	1,132	252,388
Realized gains (losses) on closed block investments	(1,126)	—	—	(1,126)
Other income	1,068	16,521	773	18,362

	193,401	194,794	2,137	390,332
Benefits and expenses:
Policyowner benefits	108,406	120,440	538	229,384
Underwriting, acquisition, and other expenses	15,204	17,422	3,341	35,967
Amortization of DAC and VOBA, net of open block loss adjustment of ($4,616)	15,287	24,618	—	39,905
Dividends to policyowners	24,377	—	—	24,377

	163,274	162,480	3,879	329,633

Adjusted pre-tax operating income	$30,127	$32,314	$(1,742)	60,699

Realized gains (losses) on open block investments				(10,506)
Unrealized gains (losses) on open block options and trading investments				(10,319)
Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities				5,242
Cash flow hedge amortization				(1,961)
Amortization of DAC and VOBA due to open block losses				4,616
Demutualization costs				(722)
Restructuring costs				(2,569)
Other income from non-insurance operations				2,272

Income from continuing operations				46,752
Interest (expense)				(6,414)
Income tax (expense)				(13,848)

Net income				$26,490

Operating Segment Income
($ in thousands)
(unaudited)

	For The Three Months Ended September 30, 2001

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$89,237	$3,022	$263	$92,522
Universal life and annuity product charges	37,672	9,735	—	47,407
Net investment income	79,822	148,944	3,177	231,943
Closed block realized gains (losses) on investments	1,889	—	—	1,889
Other income	1,005	8,860	1,248	11,113

	209,625	170,561	4,688	384,874
Benefits and expenses:
Policyowner benefits	117,332	106,787	1,285	225,404
Underwriting, acquisition, and other expenses	21,567	17,149	2,084	40,800
Amortization of DAC and VOBA, net of open block loss adjustment of ($7,321)	17,289	21,302	—	38,591
Dividends to policyowners	26,191	—	—	26,191

	182,379	145,238	3,369	330,986

Adjusted pre-tax operating income	$27,246	$25,323	$1,319	53,888

Realized gains (losses) on open block investments				(8,161)
Unrealized gains (losses) on open block options and trading investments				(39,030)
Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities				29,559
Amortization of DAC and VOBA due to open block losses				7,321
Demutualization costs				(249)
Restructuring costs				(6,527)
Other income from non-insurance operations				428

Income from continuing operations				37,229
Interest (expense)				(5,974)
Income tax (expense)				(9,745)

Net income				$21,510

Operating Segment Income
($ in thousands)
(unaudited)

	For The Nine Months Ended September 30, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$255,938	$6,854	$1,065	$263,857
Universal life and annuity product charges	93,108	31,284	—	124,392
Net investment income	248,044	491,941	4,069	744,054
Closed block realized gains (losses) on investments	(1,880)	—	—	(1,880)
Other income	3,013	44,962	2,325	50,300

	598,223	575,041	7,459	1,180,723
Benefits and expenses:
Policyowner benefits	330,555	366,203	1,728	698,486
Underwriting, acquisition, and other expenses	56,148	48,810	10,463	115,421
Amortization of DAC and VOBA, net of open block loss adjustment of ($9,902)	44,126	69,228	—	113,354
Dividends to policyowners	72,000	—	—	72,000

	502,829	484,241	12,191	999,261

Adjusted pre-tax operating income	$95,394	$90,800	$(4,732)	181,462

Realized gains (losses) on open block investments				(56,139)
Unrealized gains (losses) on open block options and trading investments				(64,555)
Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities				41,110
Cash flow hedge amortization				(2,659)
Amortization of DAC and VOBA due to open block losses				9,902
Demutualization costs				(1,186)
Restructuring costs				(10,780)
Other income from non-insurance operations				3,268

Income from continuing operations				100,423
Interest (expense)				(18,778)
Income tax (expense)				(25,978)

Net income				$55,667

Operating Segment Income
($ in thousands)
(unaudited)

	For The Nine Months Ended September 30, 2001

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$210,669	$10,216	$516	$221,401
Universal life and annuity product charges	80,627	25,893	—	106,520
Net investment income	198,147	414,816	7,201	620,164
Closed block realized gains (losses) on investments	2,202	—	—	2,202
Other income	1,005	26,996	5,743	33,744

	492,650	477,921	13,460	984,031
Benefits and expenses:
Policyowner benefits	264,869	301,021	1,870	567,760
Underwriting, acquisition, and other expenses	53,618	45,231	8,406	107,255
Amortization of DAC and VOBA, net of open block loss adjustment of ($12,858)	39,022	60,348	—	99,370
Dividends to policyowners	68,416	—	—	68,416

	425,925	406,600	10,276	842,801

Adjusted pre-tax operating income	$66,725	$71,321	$3,184	141,230

Realized gains (losses) on open block investments				(22,825)
Unrealized gains (losses) on open block options and trading investments				(76,686)
Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities				62,068
Amortization of DAC and VOBA due to open block losses				12,858
Demutualization costs				(451)
Restructuring costs				(6,527)
Other income from non-insurance operations				1,374

Income from continuing operations				111,041
Interest (expense)				(20,716)
Income tax (expense)				(28,716)
Cumulative effect of change in accounting for derivatives, net of tax				(8,236)

Net income				$53,373

Item 2. Management’s Discussion And Analysis Of Results Of Operations And Financial Condition

     The following analysis of the consolidated results of operations and financial condition of AmerUs Group Co. should be read in conjunction with the Consolidated Financial Statements and related notes.

NATURE OF OPERATIONS

     We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The protection products segment was formerly known as the life insurance segment and the accumulation products segment was formerly known as the annuity segment. The primary offerings of the protection products segment are whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. The primary offerings of the accumulation products segment are individual fixed annuities and funding agreements.

     We acquired ILICO which had assets of approximately $6 billion on May 18, 2001. Its operations have been included with ours since that date.

FINANCIAL HIGHLIGHTS

     Our financial highlights are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001

	($ in thousands, except per share data)
Adjusted pre-tax operating income (A):
Protection Products	$30,127	$27,246	$95,394	$66,725
Accumulation Products	32,314	25,323	90,800	71,321
Other	(1,742)	1,319	(4,732)	3,184

Total adjusted pre-tax operating income	$60,699	$53,888	$181,462	$141,230
Adjusted net operating income (A)	$36,253	$32,258	$108,484	$80,825
Net income	$26,490	$21,510	$55,667	$53,373
Diluted earnings per share:
Adjusted net operating income (A)	$0.91	$0.77	$2.66	$2.26
Net income	$0.66	$0.51	$1.36	$1.49

	September 30,	December 31,
	2002	2001

Total assets	$19,692,545	$18,299,152
Stockholders’ equity (without AOCI)	$1,180,790	$1,225,848

(A)	Adjusted operating income does not constitute net income computed in accordance with accounting principles generally accepted in the United States, or GAAP. See Adjusted Net Operating Income section for additional information.

     Adjusted pre-tax operating income in both of our operating segments increased in 2002 as compared to the comparable periods in 2001. Growth in our protection products adjusted pre-tax operating income was primarily attributable to the acquisition of ILICO combined with a slight growth in product margins and a decline in operating expenses. Our accumulation products pre-tax operating income also increased due to the acquisition of ILICO, increased Independent Marketing Organizations (IMOs) operating income and the discontinuation of goodwill amortization.

     Net income increased between 2001 and 2002 periods primarily as a result of the growth in our protection products and accumulation products segments. Partially offsetting this growth in earnings were increased realized losses on open block investments and increased net unrealized losses from SFAS 133 related market value adjustments on trading securities, derivatives and certain annuity contracts. See the Adjusted Net Operating Income section for a further discussion of the items included in net income but excluded from operating income.

     Total assets increased $1.4 billion during the first nine months of 2002 primarily as a result of the placement of funding agreements totaling $750 million, growth in annuity sales which were partially offset by surrenders, and increased investment market values.

     Stockholders’ equity, excluding AOCI, declined $45.1 million as a result of treasury stock purchases of $99.9 million in the first nine months of 2002. The stock repurchases were partially offset by year-to-date net income of $55.7 million.

ADJUSTED NET OPERATING INCOME

     The following table reflects net income adjusted to eliminate certain items (net of applicable income taxes) which our management believes do not necessarily indicate overall operating trends. Adjusted net operating income is the basis we use to assess our overall performance. Adjusted net operating income as described by us may not be comparable to similarly titled measures reported by other companies, including insurance companies. The adjusted net operating income shown below does not constitute net income computed in accordance with accounting principles generally accepted in the United States, or GAAP. The adjustments are presented net of income taxes.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001

	($ in thousands, except per share data)
Net Income	$26,490	$21,510	$55,667	$53,373
Open block realized (gains) losses (A)	6,825	5,085	36,400	14,579
Net amortization of DAC and VOBA due to open block realized gains (losses) (B)	(1,709)	(3,101)	(6,875)	(5,924)
Net effect of accounting differences from the adoption of SFAS 133 (C)	3,284	4,754	17,407	7,295
Demutualization costs (D)	722	249	1,186	451
Restructuring costs (E)	1,590	4,189	6,644	4,189
Other income from non-insurance operations (F)	(949)	(428)	(1,945)	(1,374)
Cumulative effect of change in accounting for derivatives (G)	—	—	—	8,236

Adjusted Net Operating Income	$36,253	$32,258	$108,48	$80,825

Adjusted Net Operating Income per common share:
Basic	$0.92	$0.78	$2.69	$2.29

Diluted	$0.91	$0.77	$2.66	$2.26

Weighted average common shares outstanding:
Basic	39,497,355	41,536,389	40,327,236	35,334,160

Diluted	39,835,426	42,060,929	40,812,121	35,825,884

(A)	Represents total open block realized gains or losses on investments. Open block realized gains or losses may vary widely between periods. Such amounts are determined by management’s timing of individual transactions or current market conditions and do not necessarily correspond to the underlying operating trends.

(B)	Represents amortization of DAC and VOBA on the open block realized gains or losses that are included in our product margins.

(C)	Represents the net effect of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” related accounting entries. The accounting entries consist of cash flow hedge amortization, market value adjustments on trading securities, derivatives, certain annuity contracts, and the associated change in amortization of DAC and VOBA resulting from such adjustments.

(D)	Represents costs directly related to our demutualizations. The costs consist primarily of legal, actuarial and consulting expenses.

(E)	Represents costs of restructuring our operations to eliminate duplicative functions. The costs consist primarily of relocation of employees, severance and termination benefits, and systems conversion.

(F)	Represents the net income from our residential financing and property operations which is not part of our core insurance operations.

(G)	Represents the cumulative effect of change in accounting for derivatives, as of January 1, 2001, resulting from our adoption of SFAS 133.

     The increase in adjusted net operating income in 2002 was primarily attributable to the acquisition of ILICO which operations have been included in our consolidated financial statements since May 18, 2001 and the growth in our Protection Products and Accumulation Products segments as explained in the next two sections.

PROTECTION PRODUCTS

     Our protection products segment consists of whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products is the closed block of ALIC and the closed block of ILIC established when the companies reorganized to stock forms of ownership. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyholder. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality needs. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $78.3 billion at September 30, 2002 and $70.5 billion at December 31, 2001. A summary of our protection products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001

	($ in thousands)
Revenues:
Insurance premiums	$77,595	$89,237	$255,938	$210,669
Universal life product charges	31,662	37,672	93,108	80,627
Net investment income	84,202	79,822	248,044	198,147
Closed block realized gains (losses) on investments	(1,126)	1,889	(1,880)	2,202
Other income	1,068	1,005	3,013	1,005

Total revenues	193,401	209,625	598,223	492,650

Benefits and expenses:
Policyowner benefits	108,406	117,332	330,555	264,869
Underwriting, acquisition and other expenses	15,204	21,567	56,148	53,618
Amortization of DAC and VOBA, net of open block gain/loss adjustment	15,287	17,289	44,126	39,022
Dividends to policyowners	24,377	26,191	72,000	68,416

Total benefits and expenses	163,274	182,379	502,829	425,925

Adjusted pre-tax operating income — Protection Products segment	$30,127	$27,246	$95,394	$66,725

     Adjusted pre-tax operating income from our protection products increased 11% in the third quarter of 2002 and 43% in the first nine months of 2002 compared to the respective 2001 periods. The increases were due to a slight growth in product margins and a decline in operating expenses with additional growth for the first nine months attributable to the acquisition of ILICO. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

     Sales, Premiums and Product Charges. Annualized premium for new products issued represents sales for protection products. The following table summarizes annualized premium by life insurance product:

	Sales Activity by Product
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001

	($ in thousands)
Traditional life insurance:
Whole life	$1,468	$1,255	$3,728	$4,773
Interest-sensitive whole life	3,427	3,118	24,913	5,543
Term life	4,246	3,110	12,761	6,403
Universal life	9,914	7,519	24,639	13,220
Equity-indexed life	9,277	5,901	30,037	16,626

Direct first year annualized premiums	28,332	20,903	96,078	46,565
Private label term life premiums	2,071	1,556	6,715	2,289

Total	$30,403	$22,459	$102,793	$48,854

     Direct first year annualized premiums increased 36% in the third quarter of 2002 compared to the same period in 2001. On a year-to-date basis the increase was 106% primarily due to the acquisition of ILICO which was acquired during the second quarter of 2001. Excluding the sales from ILICO, life insurance sales increased 40% for the year-to-date period as compared to 2001. We experienced growth in almost all our protection product lines with significant increases coming from our universal life and equity-indexed life products. The equity-indexed life product allows the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based on increases in the S&P 500 Index, excluding dividends. The earnings credit is subject to a participation rate and an annual cap. In the first nine months of 2002, sales of these products were $30.0 million as compared to $16.6 million for the same period a year ago. We are a leading writer of equity-indexed life products in the United States.

     We also distribute term products of ILICO through strategic alliances with private label partners. Under private label arrangements, ILICO designs and issues products that are distributed through other life insurance companies, our private label partners. ILICO reinsures a portion of the risks on those products which we refer to as our private label sales. We have two private label partners that are actively writing new business. During the second quarter of 2002, we ceased recruiting new private label partners.

     We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and equity-indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyholder liability. Revenues from the universal life and equity-indexed life policies consist of product charges for the cost of insurance, policy administration and policy surrender. All revenue is reported net of reinsurance ceded.

     Insurance premium revenue and product charge revenue was lower in the third quarter of 2002 as compared to the third quarter of 2001 primarily due to reinsurance agreements in place which have decreased revenue. For the nine month period ended September 30, 2002, insurance premium and product charge revenue both increased as compared to a year ago primarily due to the acquisition of ILICO.

     Persistency. Annualized lapse rates were as follows:

	For The Nine Months Ended September 30,
	2002	2001

Lapse rate:
Including ILICO	7.52%	7.43%
Excluding ILICO	6.64%	7.54%

     Our persistency experience remained within our pricing assumptions. Our lapse rate including ILICO for the first nine months of 2002 as compared to 2001 increased as expected due to the completion of ILICO’s demutualization payout in July 2001. Lapses tend to decline in anticipation of a demutualization transaction as policyholders want to remain policyholders so they will be eligible for the demutualization payout. Following a demutualization, lapses tend to increase for a period before they return to a more normal level. Our 2002 lapse rate excluding ILICO decreased compared to the first nine months of 2001. We experienced higher lapse rates following the completion of a demutualization in the third quarter of 2000.

     Net Investment Income. Net investment income increased both for the three month and nine month periods ending September 30, 2002 as compared to the same periods a year ago. The increase for the year-to-date period was primarily attributable to the acquisition of ILICO while the increase for the quarter-to-date period was primarily due to growth in assets, partially offset by lower effective yields as compared to 2001. The year-to-date effective yield of the investment portfolio was 7.17% compared to 7.30% a year ago.

     Mortality and Benefit Expense. We experienced unfavorable mortality in the third quarter of 2002 as compared to the same period a year ago. However, due to the reinsurance arrangements we have in place for mortality, policyowner benefits actually declined between third quarter periods. On a year-to-date basis, we experienced favorable mortality, but due to the acquisition of ILICO, total benefit expense is higher than in the prior year.

     Underwriting, Acquisition and Other Expenses. Expenses decreased for the third quarter of 2002 compared to the third quarter of 2001 primarily due to increased reimbursement from reinsurers of commission and expense allowances as more policies are subject to reinsurance and from expense structure changes resulting from the integration with ILICO. For the year-to-date period, decreases in commission and expense allowances from reinsurance and from expense integration were more than offset by the increase resulting from the acquisition of ILICO.

     Outlook. We expect to continue to increase sales through our multiple distribution channels and to continue to shift to higher return products, in particular the equity-indexed life products. We also expect to continue to realize operating efficiencies created by the restructuring and centralization of our administrative functions.

ACCUMULATION PRODUCTS

     Our accumulation products segment primary offerings consist of individual fixed annuities marketed on a national basis primarily through independent brokers and IMOs and insurance contracts issued through funding agreements. Similar to our protection products segment, we invest the deposits we receive from accumulation product sales in our investment portfolio and establish a liability representing our commitment to our policyholder. We manage investment spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality needs. When appropriate, we periodically reset the interest rates credited to our policyholder liability. Accumulation products in force totaled $11.0 billion at September 30, 2002 and $10.7 billion at December 31, 2001. A summary of our accumulation products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001

	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$674	$3,022	$6,854	$10,216
Annuity product charges	10,545	9,735	31,284	25,893
Net investment income	167,054	148,944	491,941	414,816
Other income	2,938	1,977	8,741	7,206

Total revenues	181,211	163,678	538,820	458,131

Benefits and expenses:
Policyowner benefits	120,440	106,787	366,203	301,021
Underwriting, acquisition and other expenses	8,394	12,229	23,826	30,784
Amortization of DAC and VOBA, net of open block gain/loss adjustment	24,618	21,302	69,228	60,348

Total benefits and expenses	153,452	140,318	459,257	392,153

IMO Operations:
Other income	13,583	6,883	36,221	19,790
Other expenses	9,028	4,920	24,984	14,447

Net IMO operating income	4,555	1,963	11,237	5,343

Adjusted pre-tax operating income — Accumulation Products segment	$32,314	$25,323	$90,800	$71,321

     Adjusted pre-tax operating income from our accumulation products operations increased 28% in the third quarter of 2002 and 27% in the first nine months of 2002 compared to the respective 2001 periods primarily due to the acquisition of ILICO in 2001, increased Independent Marketing Organizations (IMOs) operating income and the discontinuation of goodwill amortization. The drivers of profitability in our accumulation products business are sales, persistency, investment spread, expenses and IMO operations.

     Sales and Product Charges. Deposits we receive for annuities or funding agreements represent sales for accumulation products. The following table summarizes our accumulation products segment deposits:

	Deposits by Product
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001

	($ in thousands)
Annuities
Fixed annuities:
Deferred fixed annuities	$311,857	$261,033	$782,248	$992,024
Equity-indexed annuities	161,185	167,897	487,828	391,894
Variable annuities	1,561	12,428	6,042	16,625

Total annuities	474,603	441,358	1,276,118	1,400,543
Funding agreements	400,000	—	750,000	—

Direct accumulation products	874,603	441,358	2,026,118	1,400,543
Reinsurance ceded	(49,593)	(66,232)	(53,975)	(170,965)

Total deposits, net of reinsurance	$825,010	$375,126	$1,972,143	$1,229,578

     Direct accumulation product sales increased 98% for the third quarter of 2002 compared to the same quarter a year ago. For the nine month period ended September 30, 2002, sales increased 45%. Total annuity sales increased 8% for the quarter and decreased 9% year-to-date. The year-to-date decrease resulted from the deployment of capital to funding agreements which provide a higher return on equity.

     We placed fixed rate funding agreements totaling $400 million and $750 million in the third quarter and first nine months of 2002, respectively. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. Total funding agreements as of September 30, 2002 amounted to $1 billion.

     Through our acquisition of ILICO, we obtained a variable annuity product line. In the first quarter of 2002, we ceased new sales of these products, except for new policies issued as part of existing employer-sponsored qualified plan contracts. All sales were discontinued effective September 30, 2002. Our agents will be encouraged to make new sales of variable annuities through AMAL Corporation. As these sales will be through our joint venture, they will not appear in our direct sales amounts. The assets and liabilities related to the direct variable annuities are shown on the consolidated balance sheets as “separate account assets” and “separate account liabilities.”

     During 2001, we had a reinsurance agreement which ceded 35% of certain fixed annuity production on a modified coinsurance basis. Fixed annuity production ceded under this agreement totaled approximately $59.4 million and $160.1 million in the third quarter and first nine months of 2001, respectively. In the fourth quarter of 2001, the agreement was cancelled and the previously ceded premiums were recaptured. In the third quarter of 2002, we entered into a new modified coinsurance reinsurance agreement to cede 25% of certain equity-indexed annuity products.

     The deposits we receive on accumulation products are not recorded as revenue but instead as a policyholder liability. Surrender charges are recorded as revenue as an annuity product charge. Annuity product charges increased in 2002 as compared to 2001 due to the growth in business and the acquisition of ILICO.

     Persistency. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates both with and without internal replacements continued to improve in 2002. Annuity withdrawals and annualized annuity withdrawal rates were as follows:

	For The Nine Months Ended September 30,
	2002	2001

Annuity withdrawal rates:
Withdrawals including internal replacements:
Including ILICO	11.62%	14.36%
Excluding ILICO	7.91%	12.75%
Withdrawals excluding internal replacements:
Including ILICO	11.09%	12.74%
Excluding ILICO	7.16%	10.37%
Annuity withdrawals ($ in millions):
Including ILICO	$1,224.9	$896.8
Excluding ILICO	$673.2	$689.1

     Our withdrawal experience remained within our pricing assumptions. Withdrawal rates declined for the first nine months of 2002 as compared to 2001 as our annuity products provide a favorable investment return in this current low interest rate and declining equity market environment.

     Investment Spread. Investment results and interest crediting rates were as follows for deferred fixed annuities:

	For The Nine Months Ended September 30,
	2002	2001

Investment yield	6.71%	7.10%
Average crediting rate	4.66%	5.07%

Investment spread	2.05%	2.03%

     The investment spread on deferred fixed annuities increased 2 basis points to 205 basis points in the first nine months of 2002 compared to the first nine months of 2001. Crediting rates were lowered in the fourth quarter of 2001 and in the first three quarters of 2002 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds. At September 30, 2002, the account value of deferred fixed annuities totaled $6.8 billion of which $0.9 billion did not have a differential between the credited rate and minimum guarantee rate and could not be lowered. Additionally, deferred fixed annuities with account values totaling $1.4 billion have multi-year interest rate guarantees for which the credited rate cannot currently be decreased until the end of the multi-year period. At the end of the multi-year guarantee period, the difference between the guaranteed rate and the minimum guaranteed rate will be more than 200 basis points. Also, at September 30, 2002, account values of equity-indexed annuities totaled $3.4 billion which provide guaranteed rates based on a cumulative floor over the term of the product.

     Underwriting, Acquisition and Other Expenses. Expenses decreased for the third quarter of 2002 compared to the third quarter of 2001 primarily due to goodwill no longer being amortized effective

January 1, 2002 with the adoption of SFAS 142. Goodwill amortization amounted to $2.5 million in the third quarter of 2001 and $6.3 million in the first nine months of 2001.

     IMO Operations. We own five IMOs. These IMOs have contractual arrangements to promote our insurance products to their networks of agents and brokers. Additionally, they also contract with third party insurance companies. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income increased $2.6 million in the third quarter of 2002 and $5.9 million in the first nine months of 2002 compared to the respective 2001 periods due to our acquisition of an IMO in the second quarter of 2002.

     Outlook. We anticipate continued increased product sales from our IMOs and multiple distribution channels and a continuing shift of our product mix to higher return products, in particular the equity-indexed annuity products. We also expect to continue to manage our spreads in order to achieve our desired profitability.

OTHER

     The other segment primarily consists of holding company revenues and expenses and operations of our real estate management subsidiary. The adjusted pre-tax operating loss in 2002 as compared to the adjusted pre-tax operating income in 2001 is primarily due to the decline in investment fee income for asset management services provided to ILICO prior to the acquisition amounting to $2.8 million in the first nine months of 2001. After the acquisition of ILICO, such fees are eliminated with expenses in consolidation. In addition, real estate investment and management fee income has declined as we reduce these investment holdings.

INCOME STATEMENT RECONCILIATION

     A reconciliation of our adjusted pre-tax operating income by segment to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001

	($ in thousands)
Adjusted pre-tax operating income:
Protection Products	$30,127	$27,246	$95,394	$66,725
Accumulation Products	32,314	25,323	90,800	71,321
Other operations	(1,742)	1,319	(4,732)	3,184

Total adjusted pre-tax operating income	60,699	53,888	181,462	141,230
Non-operating increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized gains (losses) on open block investments	(10,506)	(8,161)	(56,139)	(22,825)
Unrealized gains (losses) on open block options and trading investments	(10,319)	(39,030)	(64,555)	(76,686)
Fair value change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities	5,242	29,559	41,110	62,068
Cash flow hedge amortization	(1,961)	—	(2,659)	—
Amortization of DAC & VOBA due to open block realized gains (losses)	4,616	7,321	9,902	12,858
Non-recurring expenses:
Demutualization costs	(722)	(249)	(1,186)	(451)
Restructuring costs	(2,569)	(6,527)	(10,780)	(6,527)
Other income from non-insurance operations	2,272	428	3,268	1,374

Income from continuing operations	46,752	37,229	100,423	111,041
Interest (expense)	(6,414)	(5,974)	(18,778)	(20,716)
Income tax (expense)	(13,848)	(9,745)	(25,978)	(28,716)

Net income from continuing operations	26,490	21,510	55,667	61,609
Cumulative effect of change in accounting for derivatives, net of tax	—	—	—	(8,236)

Net income	$26,490	$21,510	$55,667	$53,373

     Realized and Unrealized Losses on Assets and Liabilities. Realized losses on open block investments in the first nine months of 2002 consisted primarily of realized losses and writedowns on investments related to WorldCom, Inc. and its related entities. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales.

     Unrealized losses on open block trading investments are generated from our options and trading securities. We use options to hedge our equity-indexed products. In accordance with SFAS 133, we adjusted our options to market value, which, due to the economic environment and deteriorating stock market conditions, resulted in an unrealized loss of $13.0 million and $47.8 million in the third quarter and first nine months of 2002, respectively, and $28.4 million and $62.2 million in the third quarter and first nine months of 2001, respectively. In addition, we also have trading securities that back our total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a gain of $2.7 million and a loss of $16.8 million in the third quarter and first nine months of 2002, respectively, and a loss of $10.6 million and $14.5 million for the third quarter and first nine months of 2001, respectively. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are explained in the following paragraph.

     The fair value change in options embedded within our equity-indexed products and the fair value changes on our total return strategy fixed annuity contracts are being recorded in accordance with SFAS No. 133, which we adopted January 1, 2001. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products. The reduction in such annuity contract expense is less than the decline in investment income primarily due to minimum guaranteed interest rates.

     Non-recurring Expenses. Restructuring costs relate to our consolidation of various functions in connection with a restructuring of our protection products and accumulation products operations and investment activities which began in the third quarter of 2001. The objective of the restructuring plan is to eliminate duplicative functions for all business units and to reduce on-going operating costs. Corporate administrative functions are being transitioned so they are performed primarily in Des Moines, Iowa. Protection products administration processes were previously planned to be performed in Indianapolis, Indiana; Des Moines; or Woodbury, New York; however, it has now been determined that these processes will be transitioned so they are performed in Des Moines, Woodbury, or outsourced. This will result in the elimination of additional positions in Indianapolis. Accumulation products functions are being transitioned to Topeka. Investment activities have been restructured to eliminate certain real estate management services which have been outsourced.

     The restructuring charges expensed in the third quarter of 2002 included pre-tax severance and termination benefits of $0.2 million related to the elimination of approximately 5 positions and other pre-tax costs of $2.4 million primarily related to systems conversion and relocation of employees. For the first nine months of 2002, restructuring charges included pre-tax severance and termination benefits of $5.5 related to the elimination of approximately 90 positions and other pre-tax costs of $5.3 million. An accrual for severance and termination benefits not yet paid amounted to $2.8 million at September 30, 2002. Additional charges will be incurred for continuing restructuring activities primarily involving severance or relocation benefits for affected employees, various administrative, financial and actuarial system conversion costs, and building disposition costs. System conversion costs will be expensed as incurred and are expected to be substantially completed by the fourth quarter of 2003. A majority of the severance costs due to the transition of the protection products processes from Indianapolis to Des Moines, Woodbury or to be outsourced will be accrued in the fourth quarter of 2002.

Liquidity And Capital Resources

AmerUs Group Co.

     As a holding company, AmerUs Group Co.’s cash flows from operations consist of dividends from subsidiaries, if declared and paid, interest from income on loans and advances to subsidiaries (including a surplus note issued to us by ALIC), investment income on our assets and fees which we charge our subsidiaries, offset by the expenses incurred for debt service, salaries and other expenses.

     We intend to rely primarily on dividends and interest income from our insurance subsidiaries in order to make dividend payments to our shareholders. The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2001 results, our life insurance subsidiaries could pay us an estimated $80.5 million in dividends in 2002 without obtaining regulatory approval. Our subsidiaries paid us $10 million in the first nine months of 2002. Prior to making dividends from the insurance subsidiaries, we also consider risk-based capital levels, capital and liquidity operating needs, and other factors.

     We have a $175 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of September 30, 2002, there was a $101 million outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital.

     On March 6, 2002, we issued and sold in a private placement $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. The notes are convertible into shares of AmerUs Group Co.’s common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances.

     Proceeds from the OCEANs were used to repay borrowings on the Revolving Credit Agreement and to purchase approximately 1.7 million shares amounting to $59 million of AmerUs Group Co.’s common stock. The OCEANs are senior subordinated debt, subordinated in right of payment to all existing and future senior debt and senior to all existing and future junior subordinated debt.

     Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources, dividends from insurance subsidiaries and Revolving Credit Agreement. We have repurchased shares in the first six months of 2002 under prior purchase programs. During the first six months of 2002, 2.5 million shares were repurchased and were primarily funded by approximately $59 million from the OCEANs offering and approximately $30 million from the Revolving Credit Agreement. During the third quarter of 2002, approximately 0.7 million shares were repurchased and were primarily funded by approximately $23 million from the Revolving Credit Agreement.

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

     Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of life insurance and annuity products. We continuously monitor benefits and surrenders to provide projections of future cash requirements. As part of this monitoring process, we perform cash flow testing of assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing our investment strategy, we establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and general economic conditions and the claims-paying and financial strength ratings of the insurance subsidiaries.

     We take into account asset/liability management considerations in the product development and design process. Contract terms for the interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at September 30, 2002 (including liabilities in the closed blocks and the general account):

($ in millions)

Not subject to discretionary withdrawal	$491.4
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (A)	7,371.0
Market value adjustments	2,976.5

Subtotal	10,347.5

Subject to discretionary withdrawal without adjustments	1,887.4

Total	$12,726.3

(A)	Includes $1,243.4 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     In addition to the interest-sensitive products, an insurance subsidiary is party to a $250 million fixed rate funding agreement. Under the agreement, a five-year floating rate insurance contract was issued to a commercial paper conduit which was swapped to a fixed-rate. During the first nine months of 2002, our insurance subsidiaries placed additional funding agreements totaling $750 million in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time.

     In addition, there are variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $233.6 million at September 30, 2002. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American Investors Life Insurance Company, Inc. are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at September 30, 2002. In addition, ALIC has long-term fixed rate advances from FHLB outstanding of $14.0 million at September 30, 2002.

     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of September 30, 2002 had a carrying value of $16.4 billion, including closed block investments.

     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

     At September 30, 2002, the statutory surplus of the insurance subsidiaries was approximately $650 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

     In the future, in addition to cash flows from operations and borrowing capacity, the insurance subsidiaries may obtain their required capital from AmerUs Group Co.

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

     For variable and equity-indexed products, profitability on the portion of the policyholder’s account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity-indexed products, we purchase call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity-indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) the cost of underlying call options purchased to match the returns owed to contract holders and (2) the minimum interest guarantees owed to the contract holder, if any. Profitability on the equity-indexed products is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we only purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity-indexed products can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

     The table below provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at September 30, 2002. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

September 30, 2002
	Expected Cash Flows
	3 months
Amortized Cost	2002	2003	2004	2005	2006	2007	Thereafter	Cost	Fair Value

	($ in millions)
Fixed maturity securities available-for-sale	$354	$1,454	$1,231	$1,255	$1,051	$1,148	$5,883	$12,376	$12,809
Average interest rate	6.4%	6.2%	6.0%	6.8%	6.6%	6.7%	6.7%
Fixed maturity securities held for trading purposes	$57	$109	$235	$273	$156	$137	$890	$1,857	$1,857
Average interest rate	2.9%	5.2%	3.9%	3.0%	3.5%	3.3%	5.1%
Mortgage loans	$12	$53	$68	$67	$66	$64	$590	$920	$1,019
Average interest rate	7.8%	8.1%	8.1%	8.0%	8.0%	7.9%	7.8%
Total	$423	$1,616	$1,534	$1,595	$1,273	$1,349	$7,363	$15,153	$15,685

     In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 68% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7% of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 6.89 years.

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

Item 4. Controls and Procedures

(a)  Based upon their evaluation within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under such act.

(b)  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II — OTHER INFORMATION

Item 1 Legal Proceedings

     In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is involved in litigation, including class actions, reinsurance claims and regulatory proceedings, arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to these claims and legal actions, would have no material effect on its results of operations and financial position.

     Previously, the Company disclosed it was aware of a dispute between the retrocessionaire and the reinsurer of a block of annuity business written by IL Annuity and Insurance Company (IL Annuity), a subsidiary of ILICo, as well as potential claims of the Reinsurer against IL Annuity. Recently, the reinsurer informally notified the Company of its intention to arbitrate a claim. Subsequent to receiving this notice, the Company was informed that the retrocessionaire’s claim for breach of contract against the reinsurer was denied. While it is not feasible to predict the outcome of any claims by the reinsurer against IL Annuity, the Company believes, based upon currently available information, that the ultimate liability, if any, with respect to these claims would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

     (b)  The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

Form 8-K dated August 6, 2002 announcing the release of second quarter 2002 earnings. Supplemental financial information of AmerUs Group Co. was attached.

Form 8-K dated August 12, 2002 providing Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:	November 13, 2002		AMERUS GROUP CO.

		By	/s/ Melinda S. Urion

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By	/s/ Brenda J. Cushing

Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Roger K. Brooks, Chairman, President and Chief Executive Officer of AmerUs Group Co., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmerUs Group Co;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

By	/s/ Roger K. Brooks

Roger K. Brooks Chairman, President and Chief Executive Officer AmerUs Group Co.

I, Melinda S. Urion, Chief Financial Officer of AmerUs Group Co., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmerUs Group Co;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

By	/s/ Melinda S. Urion

Melinda S. Urion Chief Financial Officer AmerUs Group Co.

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

2.2	Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among AmerUs Life Holdings, Inc., AFC Corp. and AmVestors Financial Corporation (“AmVestors”), filed as Exhibit 2.2 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among AmerUs Life Holdings, Inc., a wholly owned subsidiary of AmerUs Life Holdings, Inc. and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of AmerUs Life Holdings, Inc. dated October 8, 1997, is hereby incorporated by reference.

2.4	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.5	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.8	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.9	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.10	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.11	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.12	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.13	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, filed as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-K, dated March 15, 2002, is hereby incorporated by reference.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.4	Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., First Union Trust Company and the administrative trustees named therein, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.5	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.6	Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	QUIPS Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.8	Master Unit Agreement, dated as of July 27, 1998, between AmerUs Life Holdings, Inc. and First Union National Bank relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.9	Call Option Agreement, dated as of July 27, 1998, between Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.10	Pledge Agreement, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.11 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.11	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.12	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.13	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000,

Exhibit
No.	Description

filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.14	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.15	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.16	First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000, filed as Exhibit 4.17 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.17	First Supplement to Master Unit Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and First Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.18	Assignment and Assumption Agreement to the QUIPS Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.19 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.19	Assignment and Assumption Agreement to the Common Trust Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.20 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.20	First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000, filed as Exhibit 4.21on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.21	First Supplement to the Pledge Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, among American Mutual Holding Company, Goldman Sachs & Co., as Call Option Holder, the Chase Manhattan Bank, as Collateral Agent and First Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.22 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.22	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.23	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.24	Registration Rights Agreement dated as of March 6, 2002 between AmerUs Group Co. and Credit Suisse First Boston Corporation, filed as Exhibit 4.2 on Form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

10.1*	Supplemental Benefit Agreement among AmerUs Group Co. and Melinda S. Urion dated March 4, 2002.

11*	Statement Re: Computation of Earnings Per Share.

12*	Computation of Ratios of Earnings to Fixed Charges.

*	Included herein