Form 10-K
period 2002-12-31
AMERUS GROUP CO/IA
filed 2003-03-14
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission File Number: 000-30898

AmerUs Group Co.

(Exact name of Registrant as specified in its charter)

699 Walnut Street

Des Moines, Iowa 50309-3948
(Address of principal executive offices, including zip code)

Iowa (State or other jurisdiction of incorporation or organization)	42-1458424 (I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code (515) 362-3600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock (no par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒.                 No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐                 No ☒

  Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 3, 2003: $1,032,885,907

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☒.                 No ☐

      Number of shares outstanding of each of the Registrant’s classes of common stock on March 3, 2003 was as follows:

Common Stock	39,027,897 shares

DOCUMENTS INCORPORATED BY REFERENCE

Notice of 2003 Annual Meeting of Shareholders and Proxy Statement

(incorporated into Part III)

SAFE HARBOR STATEMENT

      All statements, trend analyses and other information contained in this report relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax laws, regulations and interpretations, which may affect the relative tax advantages of some of our products; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, actions, interpretations or pronouncements including those relating to the regulation of insurance companies and the regulation and sale of their products, (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations or examinations.

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

PART I

ITEM 1.     BUSINESS

Web Access to Reports

      We make our periodic and current reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available, free of charge at our website as soon as practicable after such reports are filed electronically with or furnished to the U.S. Securities and Exchange Commission. Our internet website address to obtain such filings is www.amerus.com.

Definitions

      When used in this document, the terms “AmerUs,” “we,” “our” and “us” refer to AmerUs Group Co. (including American Mutual Holding Company and AmerUs Life Holdings, Inc. as predecessor entities of AmerUs Group Co.), an Iowa corporation, and our consolidated subsidiaries, unless otherwise specified or indicated by the context.

General

      We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in all 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The protection products segment was formerly known as the life insurance segment and the accumulation products segment was formerly known as the annuity segment. The primary offerings of the protection products segment are interest-sensitive whole life, equity-indexed life, universal life and term life insurance policies. The primary offerings of the accumulation products segment are individual deferred fixed annuities, equity- indexed annuities and funding agreements.

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

      We have had positive organic growth in our businesses. We have also successfully executed a series of strategic acquisitions that have helped generate sales growth, as well as balance our product and geographic distribution. The following is a summary of these acquisitions and the benefits created:

•	In 1994, Central Life Assurance Company and American Mutual Life Insurance Co. merged providing us with significant scale in our life insurance operations. The merger resulted in our becoming one of the 25 largest mutual insurers in America at that time.

•	In October 1997, the acquisition of Delta Life Corporation launched our annuity business. At the time of the acquisition, Delta Life had about $2.0 billion in assets and specialized in single-premium deferred annuity and equity-indexed annuity products.

•	In December 1997, we acquired AmVestors Financial Corporation, predecessor to AmerUs Annuity Group Co., which specialized in the sale of individual fixed annuity products. The acquisition further strengthened our presence in asset accumulation and retirement and savings markets.

•	In 2001, we acquired Indianapolis Life Insurance Company, an Indiana life insurance company, and its subsidiaries which had $5.8 billion in consolidated assets at the time of the acquisition. The acquisition allowed us to strengthen our life insurance business and ultimately provided us with a better balance of annuities and life insurance products.

      We sold certain lines of business and made the decision to exit certain other businesses in 1998. These businesses are referred to as discontinued operations and include the following activities: banking, residential real estate brokerage, and mortgage banking.

Subsidiaries

      We have four main direct subsidiaries: AmerUs Life Insurance Company, or ALIC, an Iowa life insurance company; AmerUs Annuity Group Co., or AAG, a Kansas corporation; AmerUs Capital Management Group, Inc., or ACM, an Iowa corporation; and ILICO Holdings, Inc., an Indiana corporation.

      AAG owns, directly or indirectly, two Kansas life insurance companies: American Investors Life Insurance Company, Inc., or American; and Financial Benefit Life Insurance Company, or FBL. Delta Life and Annuity Company, or Delta, was merged into American effective December 31, 2002.

      ILICO Holdings, Inc., has one wholly-owned subsidiary, Indianapolis Life Insurance Company, or ILIC, an Indiana life insurance company. ILIC has three wholly-owned subsidiaries: Bankers Life Insurance Company of New York, or Bankers Life, a New York life insurance company; IL Securities, Inc., an Indiana corporation; and IL Annuity and Insurance Company, or IL Annuity, a Kansas life insurance company. When used in this document, the term “ILICO” refers to ILICO Holdings, Inc. and its consolidated subsidiaries.

Organization as of December 31, 2002

(A)	ILICO Holdings, Inc. is owned by AmerUs Group Co. (92.2%) and AmerUs Life Insurance Company (7.8%)

Reorganization

      We were formerly known as American Mutual Holding Company, or AMHC and were a mutual insurance holding company, with our principal asset being a 58% interest in AmerUs Life Holdings, Inc., or ALHI. Public stockholders owned the remaining 42% interest in ALHI with their interest referred to as minority interest. ALHI was a holding company which directly or indirectly owned three principal life insurance subsidiaries: ALIC, American and Delta. On September 20, 2000, we converted to stock form, changed our name to AmerUs Group Co. and acquired the minority interest of ALHI by issuing our common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI was merged into us simultaneously with the stock exchange.

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

      The acquisition of the minority interest of ALHI by us was accounted for as a purchase and 42% of the book value of the assets and liabilities of ALHI was adjusted to market value as of the acquisition date. Approximately 42% of the ALHI earnings for our fiscal periods prior to the acquisition date are deducted from our results of operations on the line titled “minority interest” in our consolidated statements of income. From the acquisition date forward, our results of operations include 100% of such earnings.

Closed Block

      We have established two closed blocks of policies: (a) the first on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company, and (b) the second on March 31, 2001 in connection with the reorganization of ILIC from a mutual company to a stock company (collectively, the closed block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the closed block. The closed block was designed to give reasonable assurance to owners of insurance policies that, after the reorganizations of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continued. The assets, including revenue therefrom, allocated to the closed block will accrue solely to the benefit of the owners of policies included in the closed block until the closed block no longer exists. We will continue to pay guaranteed benefits under all policies, including policies included in the closed block, in accordance with their terms. In the event that the closed block’s assets are insufficient to meet the benefits of the closed block’s guaranteed benefits, general assets would be utilized to meet the contractual benefits of the closed block’s policyholders.

Acquisition

      On May 18, 2001, we completed the acquisition of ILICO for an amount of cash, policy credits and shares of our common stock equal to the value of 9.3 million shares of our common stock. The purchase price totaled a value of approximately $326 million. The acquisition was accounted for as a purchase and the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of the acquisition date. See further discussion in note 15 to the consolidated financial statements.

Dispositions

      ILIC previously owned The Indianapolis Life Group of Companies, Inc., or IL Group. IL Group owned Bankers Life, IL Securities, Inc., IL Annuity, and Western Security Life Insurance Company, or WSLIC, an Arizona life insurance company. Effective on March 5, 2002, IL Group was dissolved and its four wholly-owned subsidiaries became direct subsidiaries of ILIC. In addition, on March 29, 2002, WSLIC was sold with its insurance business transferred to ILIC prior to the sale. The sale of the corporate organization and insurance licenses resulted in a gain of approximately $1.9 million which is included in realized gains and losses on investments.

Financial Information

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. See note 1 to the consolidated financial statements for additional information about GAAP and our significant accounting policies.

      We measure our profit or loss and total assets by operating segments. We have two reportable operating segments: protection products and accumulation products. See a further discussion of our operating segments in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Protection Products Segment

Products

      Our protection products segment consists of individual fixed life insurance premiums from traditional life insurance products, universal life insurance products and equity-indexed life insurance products as set forth in the following table:

	Sales Activity by Product
	For The Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Traditional life insurance:
Whole life	$4,236	$6,842	$14,161
Interest-sensitive whole life	30,622	12,411	—
Term life	16,390	7,763	7,223
Universal life	32,570	21,794	10,992
Equity-indexed life	45,843	25,865	7,137

Direct first year annualized premiums	129,661	74,675	39,513
Private label term life premiums	8,970	6,637	—

Total	$138,631	$81,312	$39,513

      Traditional Life Insurance Products. Traditional life insurance products include whole life, interest-sensitive whole life and term life insurance products.

      Whole life insurance is designed to provide benefits for the life of the insured. This product generally provides for level premiums and a level death benefit and requires payments in excess of the mortality cost in earlier years to offset increasing mortality costs in later years. Sales of whole life insurance decreased in 2002 and 2001, as compared to each prior year, due in part to our increased marketing focus on equity-indexed life products which has resulted in a shift in sales from whole life to equity-indexed. In addition, there has been an overall general industry decline in sales of whole life products. We ceased taking new applications for sales of whole life insurance on December 31, 2002.

      Interest-sensitive whole life insurance also provides benefits for the life of the insured. However, this product has flexible premium and benefit patterns not available with traditional whole life plans. Cash value accumulation is interest sensitive and responds to current interest and mortality rates. Sales of interest-sensitive whole life insurance are all attributable to ILICO.

      Term life insurance provides life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature. Term life insurance is a highly competitive and quickly changing market. Term life insurance sales increased in 2002 and 2001, as compared to each prior year, due to the acquisition of ILICO.

      We also distribute term products of ILICO through strategic alliances with private label partners. Under private label arrangements, ILICO designs and issues products that are distributed through other life insurance companies, our private label partners. ILICO reinsures a portion of the risks on those products which we refer to as our private label sales. We have three private label partners that are actively writing new business. During the second quarter of 2002, we ceased recruiting new private label partners.

      For the year ended December 31, 2002, sales of whole life, interest-sensitive whole life and term life insurance products represented 3%, 24% and 13%, respectively, of direct first year annualized premiums for individual life insurance products sold.

      Universal Life Insurance Products. We offer universal life insurance products, which provide flexible benefits for the insured. Within product limits and state regulations, policyowners may vary the amount and timing of premiums and the amount of the death benefit of their policies and keep the policies in force, as long as there are sufficient policy funds available to cover all policy charges for the next coverage period. Premiums, net of specified expenses, are credited to the policy, as is interest, generally at a rate determined from time to time by us. Specific charges are made against the policy for the cost of insurance and for expenses. We invest the premiums we receive from the sale of universal life insurance products in our investment portfolio. Our gross margin from these products is the yield we earn on our investment portfolio plus the internal product charges less interest credited to policies and less mortality and other expenses.

      Sales of universal life increased in 2002 and 2001 primarily as a result of the acquisition of ILICO. Excluding ILICO, universal life sales decreased $1.9 million and $5.0 million in 2002 and 2001, respectively, due to the introduction and growth in sales of equity-indexed life products in 2000. The weighted average crediting rate for universal life insurance liabilities was 5.39% for the year 2002, 5.63% for the year 2001 and 5.62% for the year 2000. The crediting rate has been lowered as a result of reduced investment yields associated with the declining interest rate environment. For the year ended December 31, 2002, sales of universal life insurance products represented 25% of direct first year annualized premiums for individual life insurance products sold.

      Equity-Indexed Life Products. We also offer equity-indexed life insurance products which are similar in structure to universal life products but allow the policyowner to elect an interest earnings strategy for a portion of the account value earnings. Earnings are credited based in part on increases in the appropriate indices, primarily the Standard & Poor’s 500 Composite Stock Index(R) (S&P 500 Index), excluding dividends. The earnings credit is subject to a participation rate and an annual cap. Our gross margin on our equity-indexed life products is similar to that of our universal life insurance products. However, due to the equity-indexed earnings strategies, we invest a portion of the premiums we receive from the sale of these products in call options. We may affect the cost of the call options by adjusting interest crediting parameters that are provided for in the policy. Our return on the call options is generally expected, in a growing equity market, to correspond to the earnings we are contractually bound to credit on the equity-indexed strategies. The remainder of the premium is invested in our investment portfolio to support the contractual minimum guarantees that may come into effect if the equity index declines. The structure of our product, together with the allocation of our equity-indexed life product premiums between call options and our investment portfolio, are intended to provide for a positive gross margin in both increasing and decreasing equity markets.

      Equity-indexed life insurance sales increased in 2002 and 2001 following our focus on product marketing beginning in 2000. We are a leading writer of equity-indexed life products in the United States. Sales of the equity-indexed life product as a percentage of direct first year individual life insurance annualized premiums was approximately 35% in 2002.

      The following table sets forth our collected life insurance premiums, including collected premiums associated with the closed block, for the periods indicated:

	Collected Premiums by Product
	For The Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Individual life premiums collected:
Traditional life:
First year and single	$149,740	$113,126	$83,849
Renewal	344,715	274,784	185,078

Total	494,455	387,910	268,927
Universal life:
First year and single	75,761	45,597	27,306
Renewal	128,869	109,485	73,737

Total	204,630	155,082	101,043

Equity-indexed life:
First year and single	78,797	40,504	5,265
Renewal	14,526	4,212	—

Total	93,323	44,716	5,265

Total individual life	792,408	587,708	375,235
Reinsurance assumed	48,664	30,740	1,464
Reinsurance ceded	(220,589)	(74,152)	(40,740)

Total individual life, net of reinsurance	$620,483	$544,296	$335,959

      Individual life insurance premiums collected increased in 2002 and 2001 due to the additional premiums from the acquisition of ILICO and increased equity-indexed life sales.

      Reinsurance assumed increased in 2002 and 2001. The entire amount of the increase is from the ILICO acquisition. ILICO private labels various term life products and previously private labeled second-to-die products which are no longer being sold but which continue to have renewal premiums. The products are designed by ILICO, issued by ILICO’s private label partners and then assumed in whole or in part by ILICO. We have three private label partners that are actively writing new business. During the second quarter of 2002, we ceased recruiting new private label partners.

      Beginning January 1, 2000, ALIC entered into a new reinsurance arrangement that reduced its retention to 10% of the net amount of risk on any one policy not to exceed company retention limits for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. ALIC’s retention limits on any one life vary by age and rating table and are generally between $150,000 and $500,000. In addition, effective July 1, 2000, ALIC entered into a reinsurance agreement covering its closed block policies. Under this agreement, ALIC has reinsured approximately 90% of the closed block net amount at risk not previously reinsured. ALIC also entered into an indemnity reinsurance agreement effective December 31, 2001 covering universal life policies of the open block issued prior to July 1, 1996, that was subsequently replaced by another indemnity reinsurance agreement effective October 1, 2002 covering 90% of the net amount at risk not previously reinsured of any one policy. As a result of these new agreements, ceded reinsurance premium for ALIC was $127.3 million in 2002, $35.2 million in 2001 and $40.7 million in 2000. The remainder of the ceded premium was from ILICO and amounted to $93.3 million in 2002 and $39.0 million in 2001. ILICO’s reinsurance agreements effectively reduce ILICO’s retention limit to between $150,000 and $500,000.

      We also entered into new reinsurance agreements effective December 31, 2002, which did not impact collected premiums in 2002 but will affect collected premiums beginning January 1, 2003. ALIC entered into an 80% modified coinsurance quota share and coinsurance agreement covering certain individual life policies of the closed block with a related reinsurance premium of $1.5 million accrued as of December 31, 2002. Also, ILIC entered into a reinsurance agreement to cover 100% quota share of retained net amounts at risk for certain open block and closed block policies in force at December 31, 2002, for which a reinsurance premium of $0.9 million was accrued at December 31, 2002.

      The following table sets forth information regarding our life insurance in force for each date presented:

	Individual Life Insurance in Force
	As of December 31,

	2002	2001	2000

	($ in thousands)
Traditional life
Number of policies	451,933	405,077	245,143
GAAP life reserves	$3,236,223	$3,101,938	$1,744,038
Face amounts	$56,883,000	$49,655,000	$23,466,000
Universal life
Number of policies	147,469	151,982	110,323
GAAP life reserves	$1,425,746	$1,380,379	$943,569
Face amounts	$19,095,000	$18,792,000	$12,257,000
Equity-indexed life
Number of policies	23,679	10,591	2,930
GAAP life reserves	$126,821	$51,004	$13,015
Face amounts	$4,574,000	$2,028,000	$478,000
Total life insurance
Number of policies	623,081	567,650	358,396
GAAP life reserves	$4,788,790	$4,533,321	$2,700,622
Face amounts	$80,552,000	$70,475,000	$36,201,000

      The acquisition of ILICO in 2001 increased the number of policies in force by 213,000, GAAP life reserves by $1.7 billion and face amounts by $31.2 billion at December 31, 2001.

Distribution Systems

      Our subsidiaries sell life insurance in all 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are California, Illinois, Iowa, Minnesota, New York and Texas in 2002. These states account for approximately 47% of our statutory premiums.

      Our target customers are individuals in the middle and upper income brackets and small businesses. We market our life insurance products on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent (PPGA) distribution system and through Independent Marketing Organizations (IMOs). We currently employ 19 regional vice presidents who are responsible for supervising these distribution systems within their assigned geographic regions.

      Under the Preferred Producer agency system, a contractual arrangement is entered into with the Preferred Producer general agent for the sale of insurance products by the Preferred Producer agents and brokers assigned to the Preferred Producer general agent’s agency. The Preferred Producer general agents are primarily compensated by receiving a percentage of the first year commissions paid to Preferred Producer agents and brokers in the Preferred Producer general agent’s agency and by renewal commissions on premiums subsequently collected on that business. In addition, the Preferred Producers receive certain fringe benefits and other allowances.

      The Preferred Producer general agents are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training and development of Preferred Producer agents and brokers in their agency. As of December 31, 2002, we had 75 Preferred Producer general agents in 27 states, through which approximately

1,200 Preferred Producer agents sell our products. While Preferred Producer agents in the Preferred Producer agency system are non-exclusive, most agents use our products for a majority of their new business for the type of products offered by us. No single Preferred Producer general agency accounts for more than 2% of the total first year life commissions paid by us.

      Preferred Producer agents are also independent contractors and are primarily compensated by commissions on first year and renewal premiums collected on business written by them plus certain fringe benefits and other allowances. In addition, Preferred Producer agents can earn bonus commissions, graded by production and persistency on their business.

      Under the PPGA system, we contract primarily with individuals who are experienced individual agents or head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products we offer rather than our full line of insurance products. The PPGA system is comprised of approximately 1,300 PPGAs, with approximately 3,500 agents.

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

      Under the IMO system, a contractual arrangement is entered into with an IMO to promote our insurance products to their network of agents and brokers. The IMO receives a commission and override commission on the business produced. We currently have approximately 90 IMOs under contract.

      We also distribute term products of ILICO through strategic alliances with private label partners. Under private label arrangements, ILICO designs and manufactures products that are distributed through the field forces of other life insurance companies, our private label partners. We currently have three private label partners actively writing new business.

Accumulation Products Segment

Products

      Our accumulation products segment offerings consist of individual deferred fixed annuities (comprised of traditional deferred fixed annuities and equity-indexed fixed annuities), variable annuities and funding agreements. Annuities provide for the payment of periodic benefits over a specified time period. Benefits may commence immediately or may be deferred to a future date. Fixed annuities generally are backed by a general investment account and credited with a rate of return that is periodically reset. Variable annuities provide for the policyholder to direct all or a portion of his or her account balance into an investment that effectively passes the market risks and rewards of holding that investment to the policyholders. Funding agreements are arrangements for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. Our annuity deposits consisted of approximately 61% from deferred fixed annuity products, approximately 38% from equity-indexed annuity products and approximately 1% from variable annuity products in 2002. Funding agreement deposits totaled $875 million in 2002. The following table sets forth deposits for the periods indicated:

	Deposits by Product
	For The Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Annuities
Fixed annuities:
Deferred fixed annuities	$1,099,872	$1,322,725	$1,107,147
Equity-indexed annuities	683,819	612,043	374,503
Variable annuities	6,230	27,483	—

Total Annuities	1,789,921	1,962,251	1,481,650
Funding agreements	875,000	—	—

Total	2,664,921	1,962,251	1,481,650
Reinsurance assumed	—	194,317	—
Reinsurance ceded	(60,916)	(175,485)	(34,534)

Total deposits, net of reinsurance	$2,604,005	$1,981,083	$1,447,116

      Deferred Fixed Annuity Products. We offer a variety of interest rate crediting strategies on our traditional deferred fixed annuity products. These strategies include initial interest crediting rates with guarantees for periods of one to five years. Following the initial guarantee period, we may adjust the credited interest rate annually, subject to the minimum interest rates specified in the contracts. Such minimum guarantee rates currently range from 3% to 4.5%. We also offer an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees. We invest the deposits we receive from deferred fixed annuity product sales in our investment portfolio. We call the difference between the yield we earn on our investment portfolio and the interest we credit on our deferred fixed annuities our investment spread. The investment spread is a major driver of the profitability of our deferred fixed annuity products. Deferred fixed annuity deposits decreased $222.9 million in 2002 compared to 2001 as a result of deploying capital to funding agreements which are intended to provide a higher return on equity. In 2001, deferred fixed annuity deposits increased $215.6 million compared to 2000 which was primarily attributable to product repricing, increased marketing efforts and the acquisition of ILICO.

      Effective October 1, 2000, we entered into a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. Fixed annuity production ceded under this agreement totaled approximately $160.3 million in 2001 and $34.2 million in 2000. In the fourth quarter of 2001, the agreement was cancelled and the previously ceded premiums were recaptured amounting to $194.3 million. ILICO reinsures approximately 75% of its fixed annuities on a modified coinsurance basis which increased reinsurance ceded by approximately $4.7 million in 2002 and $15.2 million in 2001.

      Equity-Indexed Annuities. We offer equity-indexed annuity products that provide various interest crediting strategies, including strategies linked to equity and investment grade bond indices. For deposits allocated to indexed crediting strategies, interest is credited to these products based in part on the increases in the applicable indices, less any applicable fees and subject to any applicable caps. Similar to our deferred fixed annuity products, we invest the deposits we receive from equity-indexed annuity product sales in our investment portfolio. In addition, for deposits allocated to equity-indexed crediting strategies, we use a portion of the deposits to purchase call options. We may affect the cost of the call options by adjusting interest crediting parameters that are provided for in the policy. Our return on the call options is generally expected, in a growing equity market, to correspond to the earnings we are contractually bound to credit on the equity-indexed strategies. The remainder of the deposit is invested in our investment portfolio to support the contractual minimum guarantees that may come into effect if the equity index declines. The gross spread on deposits allocated to our equity-indexed strategy is:

          The yield we earn on our investment portfolio,

          Less the cost of the call options,
          Less any interest credited to policyholders due to minimum guarantees in effect.

      The gross spread, similar to the investment spread on deferred fixed annuity products, is a major driver of profitability of our equity-indexed annuity products. The structure of our product, together with the allocation of our equity-indexed strategy deposits between call options and our investment portfolio, are intended to provide for a positive gross spread in both increasing and decreasing equity markets.

      Equity-indexed annuity sales increased in 2002 and 2001 as compared to the prior year periods due to its popularity with consumers and agents following the introduction of new products in 2000. In the third quarter of 2002, we entered into a new modified coinsurance reinsurance agreement to cede 25% of certain equity-indexed annuity products which amounted to $56.2 million of ceded premium in 2002.

      Variable Annuities. Through our acquisition of ILICO, we obtained a variable annuity product line. In the first quarter of 2002, we ceased new sales of these products, except for new policies issued as part of existing employer-sponsored qualified plan contracts. All sales were discontinued effective September 30, 2002. Our agents are encouraged to make new sales of variable annuities through the Ameritas Joint Venture. As these sales are through the joint venture, they do not appear in our direct sales amounts. See “Ameritas Joint Venture” below. The assets and liabilities related to the direct variable annuities are shown on the consolidated balance sheets as “separate account assets” and “separate account liabilities.”

      Funding Agreements. We placed primarily fixed rate funding agreements totaling $875 million in 2002. Funding agreements are arrangements for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. Total funding agreements as of December 31, 2002, amounted to $1.125 billion compared to $250 million at December 31, 2001.

      The following table sets forth information regarding fixed annuities in force for each date presented:

	Annuities in Force
	As of December 31,

	2002	2001	2000

	($ in thousands)
Deferred fixed and immediate annuities
Number of policies	181,581	176,857	161,087
GAAP annuity reserves	$7,579,869	$6,909,793	$5,956,929
Equity-indexed annuities
Number of policies	76,863	73,921	17,426
GAAP annuity reserves	$3,724,598	$3,749,971	$792,988
Total fixed annuities
Number of policies	258,444	250,778	178,513
GAAP annuity reserves	$11,304,467	$10,659,764	$6,749,917

      The acquisition of ILICO in 2001 increased the total number of annuity policies by 57,000 and GAAP annuity reserves by $2.9 billion at December 31, 2001.

Distribution Systems

      We sell annuities in all 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are Arizona, California, Florida, Iowa, Ohio, Pennsylvania and Texas in 2002. These states account for approximately 51% of our statutory premiums.

      We direct our marketing efforts towards the asset accumulation, conservative savings and retirement markets. We market our annuity products on a national basis primarily through networks of independent agents. The independent agents are supervised by regional vice presidents and regional directors or IMOs. At December 31, 2002, we had approximately 18,000 independent agents licensed to sell our annuity products. In addition, the Preferred Producer Agency and PPGA systems discussed previously are utilized to market certain annuity products.

      Our IMOs consist of approximately 36 contracted organizations and five wholly-owned organizations. The IMOs are responsible for recruiting, servicing and educating agents in an effort to promote our products. The IMOs receive an override commission based on the business produced by their agents. Our wholly-owned organizations accounted for approximately 43% of our annuity sales in 2002. No single agent accounted for more than 1% of total annuity sales in 2002. We do not have exclusive agency agreements with our agents and we believe most of these agents sell products similar to ours for other insurance companies.

      We also sell annuities through a bank distribution system. The customers targeted and the products sold are similar to those sold by the independent agent networks. We own an independent marketing organization that is associated with over 950 community banks in the southeast region of the United States. Fixed annuity products are the primary product focus of this organization.

      Under the bank distribution system, we contract with banks and marketing organizations for the sale of annuities by agents who are employees of the banks. Commissions are paid to the banks. At December 31, 2002, we had approximately 75 banks and 7 marketing organizations under contract through which approximately 300 agents sell our products. We provide training and servicing support to the banks and marketing organizations.

Ameritas Joint Venture

      We participate in a joint venture, the Ameritas Joint Venture, with Ameritas Life Insurance Corp. (or Ameritas) through ALIC’s 34% ownership interest in AMAL Corporation, a Nebraska corporation. AMAL Corporation’s operations are conducted through Ameritas Variable Life Insurance Company, (or AVLIC), Ameritas Investment Corp. (or AIC), and The Advisors Group, Inc. (or TAG), its three wholly-owned subsidiaries. AVLIC is licensed to conduct business in 47 states and the District of Columbia. AIC and TAG are registered broker-dealers. Our partner in the Ameritas Joint Venture, Ameritas, is a Nebraska mutual life insurance company which has been in existence for more than 100 years.

      Our investment in the Ameritas Joint Venture provides access to a line of existing variable life insurance and annuity products while providing a lower-cost entry into an established business, helping to eliminate significant start-up costs and allowing for immediate potential earnings.

      The Ameritas Joint Venture offers through AVLIC fixed annuity products, flexible premium and single premium variable universal life insurance products and variable annuities. Variable products provide for allocation of funds to a general account or to one or more separate accounts under which the owner bears the investment risk. Through AVLIC’s fund managers, owners of variable annuities and life insurance policies are able to choose from a range of investment funds offered by each manager. Under the current terms of the joint venture agreement, ALIC and Ameritas direct their new variable annuities and variable life insurance through the Ameritas Joint Venture.

      The variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are distributed through our Preferred Producer general agency, PPGA and Bank distribution systems, as well as through the distribution systems of Ameritas and AVLIC.

      Under the current terms of the joint venture agreement, we purchased an additional 5% of AMAL Corporation in March 2001, for $7.2 million as certain premium growth targets were met which brought our total ownership in AMAL Corporation to 39%. During 2002, Ameritas contributed additional investments, certain in-force business and other assets to the Ameritas Joint Venture which resulted in the reduction of our ownership from 39% to 34%. In addition, in December 2002, both Ameritas and ALIC contributed additional cash which amounted to $5 million by ALIC to maintain our 34% interest. ALIC and Ameritas Life Insurance Company each have guaranteed the policyholder obligations of AVLIC. The guarantee of each party is joint and several, and will remain in effect until certain conditions are met.

      As of December 31, 2002, AMAL Corporation had total consolidated assets of $2,212 million and total consolidated shareholder’s equity of $141 million on a GAAP basis. AVLIC had $8,767 million of insurance in force and $73 million in surplus as of December 31, 2002, on a statutory basis.

Competition

      We operate in a highly competitive industry. We compete with numerous life insurance companies and other entities including banks and other financial institutions, many of which have greater financial and other resources. We believe that the principal competitive factors in the sale of insurance products are product features, price, commission structure, perceived stability of the insurer, financial strength ratings, value-added service and name recognition. Many other companies are capable of competing for sales in our target markets (including companies that do not presently compete in such markets). Our ability to compete for sales is dependent upon our ability to successfully address the competitive factors.

      In addition to competing for sales, we compete for qualified agents and brokers to distribute products. Strong competition exists among insurance companies for agents and brokers with demonstrated ability. We believe that the bases of competition for the services of such agents and brokers are commission structure, support services, prior relationships and the strength of an insurer’s products. Although we believe that we have good relationships with our agents and brokers, our ability to compete will depend on our continued ability to attract and retain qualified persons.

Ratings

      Ratings with respect to financial strength are an increasingly important factor in establishing the competitive position of insurance companies. The following are the ratings as of March 1, 2003 for our major insurance subsidiaries currently writing new business:

Company	Rating Service	Rating Type	Rating

American	Standard & Poor’s	insurer financial strength	A+ (strong)
American	A. M. Best	financial condition	A (excellent)
American	Moody’s	insurance financial strength	A3 (good)
ALIC	Standard & Poor’s	insurer financial strength	A+ (strong)
ALIC	A. M. Best	financial condition	A (excellent)
ALIC	Moody’s	insurance financial strength	A3 (good)
Bankers Life	Standard & Poor’s	insurer financial strength	A+ (strong)
Bankers Life	A. M. Best	financial condition	A (excellent)
ILICO	Standard & Poor’s	insurer financial strength	A+ (strong)
ILICO	A. M. Best	financial condition	A (excellent)
ILICO	Moody’s	insurance financial strength	A3 (good)

      Two of our insurance subsidiaries, FBL and IL Annuity, are not currently writing new business. The ratings for FBL were a Standard & Poor’s rating of BBB+ (good) and an A.M. Best rating of B+ (very good). IL Annuity has a Standard & Poor’s rating of BB+ (marginal) and an A.M. Best rating of A (excellent).

      On September 6, 2002, Moody’s Investor Services changed the rating outlook for all of our insurance subsidiaries to negative from stable. The change occurred as part of Moody’s assessment of its current life insurers’ ratings given the current operating environment. A negative outlook indicates that if certain trends continue or worsen, Moody’s believes the insurance subsidiaries ratings may have to be adjusted downward.

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

      For accounting purposes, premiums and expenses in the income statement are reported net of reinsurance ceded. Policy reserves, policyowner funds and other related assets and liabilities are not reduced for reinsurance ceded in the balance sheet, rather a reinsurance receivable is established for such balance sheet items. Due to the ILICO acquisition, reinsurance receivables increased as shown on our balance sheet to $856.1 million at December 31, 2002 compared to $732.0 million at December 31, 2001 and $318.4 million at December 31, 2000.

      We reinsure mortality risk on individual life insurance policies. Our retention is generally between $150,000 and $500,000 on any single life depending on the type of policy reinsured. We also reinsure certain annuity business primarily on a modified coinsurance basis.

      At December 31, 2002 and 2001, we ceded life insurance with a face amount of $51.4 billion with 47 unaffiliated reinsurers and life insurance with a face amount of $49.5 billion with 36 unaffiliated reinsurers, respectively. The following is a summary of our principal life reinsurers as of December 31, 2002:

			% of Total
	Face	A.M. Best	Face Amount
Reinsurer	Amount Ceded	Rating	Reinsured

	(In Billions)
RGA Reinsurance Company	$16.0	A+	31%
Reassure America Life Insurance Company (A)	6.2	A++	12
Employers Reassurance Corporation	5.3	A++	10
Swiss Re Life & Health America Inc. (A)	3.4	A++	7
Lincoln National Life Insurance Company (A)	3.3	A+	6
Transamerica Occidental Life Insurance Company	2.5	A+	5
(A) Affiliated companies

      At December 31, 2002 and 2001, we ceded fixed and equity-indexed annuities having reserves of $1.5 billion and $1.7 billion, respectively. The following is a summary of our principal annuity reinsurers as of December 31, 2002:

			% of Total
		A.M. Best	Face Amount
Reinsurer	Reserves Ceded	Rating	Reinsured

	(In Billions)
Transamerica Occidental Life Insurance Company	$0.9	A+	61%
RGA Reinsurance Company	0.4	A+	29

Employees

      As of December 31, 2002, we had 1,415 full-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our relations with our employees are satisfactory.

Government Regulation

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

      Risk-based capital, or RBC, standards for life insurance companies were adopted by the National Association of Insurance Commissioners, known as the NAIC and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies’ operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 2002, each of our life insurance companies’ RBC levels were in excess of authorized control level RBC thresholds established by insurance regulators.

      Although the federal government generally does not directly regulate the insurance business, federal initiatives and changes in federal law can often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements, changes to the tax advantages of life insurance and annuity products or the programs with which they are used. Such changes may affect the level of sales and the financial impact of the policies on policyowners and the Company. The effect of these changes cannot currently be evaluated but they could potentially be adverse. New savings and dividend proposals and the removal of barriers restricting banks from engaging in the insurance and mutual fund business could also have an adverse impact on the Company.

Executive Officers of the Company

      The following provides information about AmerUs Group Co.’s executive officers:

Name of Individual	Age	Title

Roger Brooks	65	Chairman of the Board of Directors and President and Chief Executive Officer of AmerUs Group Co.
Victor N. Daley	59	Executive Vice President, Chief Administration and Human Resources Officer of AmerUs Group Co.
Thomas C. Godlasky	47	Executive Vice President and Chief Investment Officer of AmerUs Group Co.
Mark V. Heitz	49	President and Chief Executive Officer of AmerUs Annuity Group, American Investors Life Insurance Company, and Financial Benefit Life Insurance Company
Gary R. McPhail	54	President and Chief Executive Officer of AmerUs Life Insurance Company and Indianapolis Life Insurance Company
Melinda S. Urion	49	Executive Vice President and Chief Financial Officer of AmerUs Group Co.
Brian J. Clark	37	Senior Vice President and Chief Product Officer of AmerUs Group Co.

ROGER K. BROOKS — Des Moines, Iowa.

      Chairman, president and chief executive officer of AmerUs Group Co. since May 1997 and president and chief executive officer from its formation in July 1996 to May 1997. Previously, Mr. Brooks was the chief executive officer of predecessor or affiliated companies since 1974. He is a director of AMAL. Mr. Brooks has been a director of AmerUs Group Co. since its formation in July 1996, and previously served as a director of predecessor or affiliated companies since 1971. His current term expires in May 2004.

VICTOR N. DALEY — Des Moines, Iowa.

      Executive vice president, chief administration and human resources officer of AmerUs Group Co. since February 2000, and senior vice president, chief administration and human resources officer of AmerUs Group Co. and predecessor or affiliated companies since September 1995. From April 1989 to September 1995, Mr. Daley was senior vice president and chief administrative officer of Royal Insurance, Charlotte, North Carolina.

THOMAS C. GODLASKY — Des Moines, Iowa.

      Executive vice president and chief investment officer of AmerUs Group Co. and predecessor or affiliated companies since January 1995. Mr. Godlasky has also been president of AmerUs Capital Management since January 1998. From February 1988 to January 1995, he was manager of the Fixed Income and Derivatives Department of Providian Corporation, Louisville, Kentucky. He is a director of AVLIC and AIC, wholly-owned subsidiaries of AMAL.

MARK V. HEITZ — Topeka, Kansas.

      President and chief executive officer of AAG, American and FBL, Topeka, Kansas since December 1997. Previously, Mr. Heitz served as the president, general counsel and director of AAG from December 1986 until December 1997. Mr. Heitz also served as president, general counsel and director of American from October 1986 until December 1997.

GARY R. McPHAIL — Des Moines, Iowa.

      President and chief executive officer of ALIC since May 1997 and president and chief executive officer of ILICO since October 2001. Mr. McPhail was executive vice president — marketing and individual operations of New York Life Insurance Company, New York, New York, from July 1995 to November 1996. From June 1990 to July 1995, he was president of Lincoln National Sales Corporation, Fort Wayne, Indiana. Mr. McPhail is a director of AMAL, AIC and AVLIC.

MELINDA S. URION — Des Moines, Iowa

      Executive vice president and chief financial officer of AmerUs Group Co. since March 2002. Prior to joining AmerUs Group Co., she was senior vice president and chief financial officer at Fortis Financial Group, Woodbury, Minnesota, from December 1997 to April 2001. From July 1988 to November 1997, Ms. Urion served in various accounting and executive positions with American Express Financial Corp, Minneapolis, Minnesota, including senior vice president of finance and chief financial officer from November 1995 to November 1997. Ms. Urion is a director of AVLIC.

BRIAN J. CLARK — Des Moines, Iowa.

      Senior vice president and chief product officer of AmerUs Group Co. since August 2001. Mr. Clark has been with AmerUs Group Co. since 1988 and has previously served ALIC as chief financial officer and as senior vice president in various departments and functions, including product development, product management and asset and liability management.

ITEM 2.     PROPERTIES

      The following table summarizes the properties we lease and own at December 31, 2002:

	Square Feet Occupied By:

	Protection	Accumulation		Leased to	Total
Property Address	Products	Products	Other(1)	Third Parties	Square Feet	Use of Other Square Feet

Properties leased from unaffiliated parties:
699 Walnut Street	—	—	53,000	16,000	69,000	Executive offices and corporate
Des Moines, Iowa						operations

611 Fifth Avenue	62,000	2,000	56,000	—	120,000	Technology, corporate opera-
Des Moines, Iowa						tions and cafeteria facilities

65 Froehlich Farms
Boulevard	15,000	3,000	6,000	—	24,000	Technology and cafeteria
Woodbury, New York						facilities

Various	—	—	28,000	—	28,000	Corporate operations and records
						and supply storage

Properties owned:

555 South Kansas
Avenue	—	67,000	—	45,000	112,000
Topeka, Kansas

2960 North Meridian	127,000	8,000	46,000	17,000	198,000	Technology and cafeteria
Indianapolis, Indiana						facilities

(1)	Other includes shared services that are utilized by both the protection products and accumulation products segments.

ITEM 3.     LEGAL PROCEEDINGS

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

      As previously disclosed, one of the Company’s subsidiaries, IL Annuity, has had a dispute with the reinsurer of a block of its annuity business. In December of 2002, the reinsurer began arbitration proceedings against IL Annuity claiming approximately $11.3 million and other appropriate relief related to investment charges in connection with a reinsurance agreement between the reinsurer and IL Annuity. The arbitration process is in its preliminary stages. Although predicting the outcome is not feasible, the Company believes it has strong defenses against the claims, and based upon currently available information, that any liability arising from these claims would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “AMH.” The following table sets forth, for the periods indicated, the high and low sales prices per share of AmerUs Group Co. common stock as quoted on the NYSE and the dividends per share declared during such quarter.

	AmerUs Common Stock

	High	Low	Dividends

2001
First Quarter	$32.0000	$27.0000	$0.00
Second Quarter	$36.5000	$28.5600	$0.00
Third Quarter	$35.2000	$30.9000	$0.00
Fourth Quarter	$36.4300	$30.2700	$0.40
2002
First Quarter	$39.5000	$34.0000	$0.00
Second Quarter	$39.9000	$34.4500	$0.00
Third Quarter	$37.2100	$28.2100	$0.00
Fourth Quarter	$32.2600	$25.8700	$0.40

Holders

      As of March 3, 2003, the number of holders of record of each class of common equity was as follows:

Number of
Holders

Common stock	124,121

Equity Compensation Plan Information

      The following table sets forth information regarding our equity compensation plans:

			(c) Number of Securities
	(a) Number of	(b) Weighted	Remaining Available for
	Securities To Be	Average Exercise	Future Issuance Under
	Issued Upon Exercise	Price of	Equity Compensation
	of Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column(a))

Equity compensation plans approved by security holders	3,469,317	$27.10	8,364
Equity compensation plans not approved by security holders(1)	305,881	29.89	53,600

Total	3,775,198	$27.33	61,964

(1)	Includes phantom stock units issued under the MIP Plan to senior executives and other management employees and stock appreciation rights under the Non-Employee Plan which may be paid in cash or Company common stock. Historically, the Company’s practice has been to pay participants, on exercise of a stock appreciation right or the end of the deferral period relative to phantom stock units, as applicable, in cash only.

Equity Compensation Plans not Approved by Security Holders

      The Company adopted the AmerUs Group Co. MIP Deferral Plan on September 1, 1998 (referred to as the MIP Plan, or SEIP, with respect to senior executives). The description of the material features of the AmerUS Group Co. MIP Deferral Plan is contained in footnote A to the “Executive Compensation and

Related Information” table in the Company’s Notice of 2003 Annual Meeting of Shareholders and Proxy Statement (Proxy) and is incorporated herein by reference. Other management employees participate in the MIP Plan on essentially the same terms as senior executives’ participation which is described in the Proxy.

      On February 12, 1999, the Company adopted the AmerUs Group Co. Non-Employee Stock Option Plan (Non-Employee Plan) to give agents of the Company and/or its subsidiaries who make significant contributions to the success of the Company and/or its subsidiaries an interest in the Company’s performance. Under the Non-Employee Plan, participants may receive stock options and/or stock appreciation rights. On exercise of stock appreciation rights, a participant may be paid in cash or stock, in the discretion of the Company.

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

      Under our revolving credit agreement, we are prohibited from paying dividends on common stock in excess of an amount equal to 3% of the consolidated net worth as of the last day of the preceding fiscal year.

      In connection with the 8.85% Capital Securities, Series A (the “Capital Securities”), issued in 1997 by AmerUs Capital I, a subsidiary trust, we have agreed not to declare or pay any dividends on the Company’s capital stock (including the common stock) during any period for which we elect to extend interest payments on our junior subordinated debentures, except for stock dividends where the dividend stock is the same stock as that on which the dividend is being paid. Dividends on our capital stock cannot be paid until all accrued interest on the Capital Securities has been paid. The Capital Securities have an outstanding principal balance of $48.1 million at December 31, 2002.

      As of December 31, 2002, we have outstanding $0.2 million of 6.86% quarterly income preferred securities (QUIPS) which mature July 27, 2003. Dividends on our capital stock cannot be paid until all accrued interest on the QUIPS have been paid.

      On March 6, 2002, we issued and sold in a private placement $185 million aggregate original principal amounts of optionally convertible equity-linked accreting notes (OCEANs). The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. The notes are convertible into shares of AmerUs Group Co.’s common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances. The OCEANs were registered on Form S-3 filed with the Securities and Exchange Commission on September 20, 2002.

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

      Based on statutory insurance regulations and 2001 results, our insurance subsidiaries could have paid an estimated $80.5 million in dividends in 2002 without obtaining regulatory approval. Of this amount, our subsidiaries paid to us $20.6 million in dividends in 2002. Based on 2002 results, our subsidiaries can pay an estimated $82.3 million in dividends in 2003 without obtaining regulatory approval.

ITEM 6.	SELECTED FINANCIAL DATA

      The following table sets forth certain financial and operating data of the Company.

	As of or for the Year Ended December 31,

	2002	2001 (A)	2000	1999	1998

	($ in millions, except for per share data)
Consolidated Income Statement Data:
Revenues:
Insurance premiums	$350.8	$305.9	$266.2	$268.6	$267.1
Product charges	161.5	146.1	99.9	90.8	87.7
Net investment income	994.0	873.2	699.5	665.4	629.9
Realized/unrealized gains (losses) on investments	(149.9)	(90.6)	(29.0)	(1.4)	11.0
Other income	72.0	47.0	35.3	22.8	15.5

Total revenues	1,428.4	1,281.6	1,071.9	1,046.2	1,011.2

Benefits and expenses:
Policyowner benefits	890.7	753.0	624.4	630.2	620.3
Total insurance and other expenses	314.7	283.1	227.5	216.0	193.6
Dividends to policyowners	104.9	98.9	74.3	70.8	77.0

Total benefits and expenses	1,310.3	1,135.0	926.2	917.0	890.9

Income from continuing operations	118.1	146.6	145.7	129.2	120.3
Interest expense	25.5	26.0	29.7	29.0	27.9

Income before tax expense and minority interest	92.6	120.6	116.0	100.2	92.4
Income tax expense	29.7	39.5	42.5	33.7	29.1
Minority interest	—	—	21.7	28.1	26.9

Net income from continuing operations	62.9	81.1	51.8	38.4	36.4
Discontinued operations (net of tax):
Income (loss) from discontinued operations	—	—	—	—	(7.8)
Gain on sale of discontinued operations	—	—	—	—	74.9

Net income before cumulative effect of change in accounting for derivatives	62.9	81.1	51.8	38.4	103.5
Cumulative effect of change in accounting for derivatives, net of tax	—	(8.2)	—	—	—

Net income	$62.9	$72.9	$51.8	$38.4	$103.5

Net income from continuing operations per share (B and E):
Basic	$1.57	$2.20	$2.48	$2.21	$2.10
Diluted	$1.56	$2.17	$2.46	$2.20	$2.07
Weighted average number of shares outstanding (in millions) (B):
Basic	40.0	36.9	20.9	17.4	17.4
Diluted	40.4	37.5	21.0	17.5	17.6
Dividends declared per common share (C)	$0.40	$0.40	$0.40	$—	$—
Consolidated Balance Sheet Data:
Total invested assets	$16,932.5	$15,052.4	$9,606.8	$9,059.7	$9,166.0
Total assets	$20,293.7	$18,299.2	$11,471.5	$11,091.9	$10,786.8
Notes payable	$511.3	$384.6	$413.3	$387.9	$357.8
Total liabilities	$19,030.7	$17,060.6	$10,643.5	$10,010.8	$9,633.0
Minority interest	$—	$—	$—	$309.1	$364.3
Total stockholders’ equity	$1,262.9	$1,238.5	$828.0	$772.0	$789.5
Other Operating Data:
Adjusted net operating income (C)	$144.5	$114.0	$62.3	$49.1	$39.3
Adjusted net operating income per common share:
Basic	$3.62	$3.09	$2.98	$2.82	$2.26
Diluted	$3.58	$3.05	$2.97	$2.81	$2.23
Ratio of earnings to fixed charges (D)	4.53	5.10	3.95	3.43	2.86

(A)	Financial data for 2001 includes the results for ILICO, subsequent to the acquisition date of May 18, 2001.

(B)	Our predecessor, AMHC, was originally formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. On September 20, 2000, we distributed 17.4 million shares of common stock to our former members and exchanged our common stock for the 12.6 million shares of common stock held by the public in ALHI, our former subsidiary and another of our predecessor entities, on a one-for-one basis. Our operating income for the full fiscal years presented above primarily reflects the operating income of ALHI. Therefore, adjusted net operating income and net income from continuing operations per share was calculated based on the number of shares of stock we owned of ALHI through September 20, 2000. Since then, adjusted net operating income and net income from continuing operations per share has been calculated based on the shares of our common stock actually outstanding.

(C)	We did not have common stock until our demutualization on September 20, 2000, therefore, there were no dividends to declare on common stock for the years 1998 and 1999. ALHI, our predecessor to our company did declare dividends on its common stock of $0.40 per share for the years ended December 31, 1999 and 1998.

(D)	Adjusted net operating income reflects net income adjusted to eliminate certain items (net of applicable income taxes and minority interest) which our management believes are not indicative of overall operating trends, including net realized gains or losses on investments. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. The adjusted net operating income shown does not constitute net income computed in accordance with GAAP. See additional description of Adjusted Net Operating Income included in Item 7.

(E)	Basic and diluted adjusted net operating income per common share is calculated using the weighted average number of shares as shown in the table above.

(F)	For purposes of computing the ratio of earnings to fixed charges, “earnings” consist of income from operations before income taxes, fixed charges and pre-tax earnings required to cover preferred stock dividend requirements. “Fixed charges” consist of interest expense on debt, amortization of debt expense and preferred stock dividend requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following analysis of the consolidated financial condition and results of operations of AmerUs Group Co. should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes.

Nature of Operations

      We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The protection products segment was formerly known as the life insurance segment and the accumulation products segment was formerly known as the annuity segment. The primary offerings of the protection products segment are interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. The primary offerings of the accumulation products segment are individual fixed annuities and funding agreements.

      We acquired ILICO which had assets of approximately $6 billion on May 18, 2001. Its operations have been included with ours since that date.

Financial Highlights

      Our financial highlights are as follows:

	For The Years Ended December 31,

	2002	2001	2000

	($ in thousands, except per share data)
Adjusted pre-tax operating income (A):
Protection Products	$129,739	$95,955	$59,073
Accumulation Products	120,655	95,912	88,209
Other operations	(6,622)	6,138	11,982

Total adjusted pre-tax operating income	$243,772	$198,005	$159,264
Adjusted net operating income (A)	$144,533	$114,047	$62,311
Net income	$62,866	$72,907	$51,840
Diluted earnings per share:
Adjusted net operating income (A)	$3.58	$3.05	$2.96
Net income	$1.56	$1.95	$2.46
Total assets	$20,293,665	$18,299,152	$11,471,522
Stockholders’ equity (without AOCI)	$1,174,426	$1,225,848	$845,143

(A)	Adjusted operating income does not constitute net income computed in accordance with accounting principles generally accepted in the United States, or GAAP. See Adjusted Net Operating Income section for additional information.

      Adjusted pre-tax operating income in both of our operating segments increased in 2002 and 2001 as compared to each of the prior years. Growth in our protection products adjusted pre-tax operating income in 2002 was primarily attributable to the acquisition of ILICO combined with a slight growth in product margins and a decline in operating expenses. The increase in the protection products adjusted pre-tax operating income in 2001 was primarily due to the acquisition of ILICO together with decreased insurance expenses and level gross margins. Our accumulation products pre-tax operating income also increased in 2002 and 2001 due to the acquisition of ILICO. In addition, increased Independent Marketing Organizations (IMOs) operating income and the discontinuation of goodwill amortization in 2002 also contributed to the growth in accumulation products earnings. Adjusted pre-tax operating income from other operations primarily consists of holding company revenues and expenses and operations of our real estate management subsidiary. Adjusted pre-tax operating income from other operations has declined each year as compared to the prior year as we reduce our investments in real estate management. In addition, we had more revenues at our holding company in 2000 from cash equivalents we were holding to fund the demutualization payments to our former members in October of 2000.

      Net income increased in 2001 compared to 2000 primarily as a result of the growth in our protection products and accumulation products segments. In addition, 2000 net income was reduced for amounts applicable to minority interest shareholders through September 2000, when we acquired such interest. Partially offsetting these additions to net income were increased realized losses on investments and increased net unrealized losses from SFAS 133 related market value adjustments on trading securities, derivatives and certain annuity contracts. Net income decreased in 2002 compared to 2001 primarily as a result of realized losses on investments, unrealized losses from SFAS 133 and increased restructuring charges. The 2002 reductions in net income were partially offset by the growth in our protection and accumulation products segments. See the Adjusted Net Operating Income section for a further discussion of the items included in net income but excluded from operating income.

      Total assets increased $2.0 billion during 2002 primarily as a result of the placement of funding agreements totaling $875 million, growth in annuity sales, net of surrenders, and increased investment market values. Total assets increased $6.8 billion during 2001 primarily due to the acquisition of ILICO.

      Stockholders’ equity, excluding accumulated other comprehensive income (AOCI), declined $51.4 million in 2002 as a result of treasury stock purchases of $112.1 million and dividends of $15.5 million. The stock repurchases and dividends were partially offset by an increase in equity for 2002 net income of $62.9 million. Stockholders’ equity, excluding AOCI, increased $380.7 million in 2001, primarily due to the issuance of $232.4 million worth of stock in connection with the acquisition of ILICO, the issuance of $127.5 million of stock in connection with the conversion of capital securities, and net income. Treasury stock purchases in 2001 were $45.0 million.

Adjusted Net Operating Income

      The following table reflects net income adjusted to eliminate certain items which management believes do not necessarily indicate overall operating trends. Adjusted net operating income is the basis we use to assess our overall performance. Adjusted net operating income as described by us may not be comparable to similarly titled measures reported by other companies, including insurance companies. The adjusted net operating income shown below does not constitute net income computed in accordance with GAAP. The adjustments are presented net of income taxes. In addition, the adjustments for 2000 and prior years are also presented after minority interest.

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

	($ in thousands, except per share data)
Net Income	$62,866	$72,907	$51,840	$38,436	$103,499
Non-core realized losses (A)	66,386	25,475	5,153	6,030	2,946
Net amortization of DAC and VOBA due to non-core realized gains or losses (B)	(10,869)	(3,613)	(4,028)	805	(74)
Net effect of accounting differences from the adoption of SFAS 133 (C)	14,638	6,417	—	—	—
Demutualization costs (D)	1,186	969	10,063	6,322	—
Restructuring costs (E)	13,225	5,476	—	—	—
Other income from non-insurance operations (F)	(2,898)	(1,820)	(717)	(2,504)	(67,053)
Cumulative effect of change in accounting for derivatives (G)	—	8,236	—	—	—

Adjusted Net Operating Income	$144,534	$114,047	$62,311	$49,089	$39,318

Adjusted Net Operating Income per common share (H):
Basic	$3.62	$3.09	$2.98	$2.82	$2.26

Diluted	$3.58	$3.05	$2.96	$2.81	$2.23

Weighted average common shares outstanding (H):
Basic	39,972,328	36,949,198	20,922,371	17,390,165	17,372,136

Diluted	40,398,378	37,453,428	21,035,518	17,467,132	17,609,748

(A)	Represents total realized gains or losses on investments less core realized gains or losses (defined as gains or losses from the closed block and gains or losses on the convertible preferred stock and bond portfolios). Non-core realized gains or losses may vary widely between periods. Such amounts are determined by management’s timing of individual transactions or current market conditions and do not necessarily correspond to the underlying operating trends.

(B)	Represents amortization of DAC and value of business acquired (VOBA) on the non-core realized gains or losses that are included in our product margins.

(C)	Represents the net effect of Statement of Financial Accounting Standard (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” related accounting entries. The accounting entries consist of cash flow hedge amortization, market value adjustments on trading securities, derivatives, certain annuity contracts, and the associated change in amortization of DAC and VOBA resulting from such adjustments.

(D)	Represents costs directly related to our demutualizations. The costs consist primarily of legal, actuarial and consulting expenses.

(E)	Represents costs of restructuring our operations to eliminate duplicative functions. The costs consist primarily of relocation of employees, severance and termination benefits, and system conversions.

(F)	Represents the net income from our residential financing and property operations which is not part of our insurance operations.

(G)	Represents the cumulative effect of change in accounting for derivatives, as of January 1, 2001, resulting from our adoption of SFAS 133.

(H)	Our predecessor, AMHC, was originally formed in 1996 as a mutual holding company and, therefore, had no shares of common stock outstanding until the demutualization of our group on September 20, 2000. On September 20, 2000, we distributed 17.4 million shares of our common stock to our former members and exchanged our common stock for the 12.6 million shares of common stock held by the public in ALHI, our former subsidiary and another of our predecessor entities, on a one-for-one basis. Our operating income primarily reflects the operating income of ALHI. Therefore, adjusted net operating income per share was calculated based on the number of shares of stock we owned of ALHI through September 30, 2000. Since then, adjusted net operating income per share has been calculated based on the shares of our common shares actually outstanding.

      The increase in adjusted net operating income in 2002 compared to 2001 was primarily attributable to the acquisition of ILICO which operations have been included in our consolidated financial statements since May 18, 2001 and the growth in our protection products and accumulation products segments as explained in the next two sections. The increase in adjusted net operating income in 2001 compared to 2000 was primarily due to the acquisition of ILICO and the reduction in income applicable to the minority interests.

Segment Income

      We use the same accounting policies and procedures to measure operating segment income as we use to measure consolidated income from operations with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between adjusted pre-tax operating income and income from continuing operations on the following operating segment tables and are as follows:

1) Realized gains and losses on non-core investments.

2) Market value changes and amortization of assets and liabilities associated with the application of SFAS 133, such as:

•	Unrealized gains and losses on securities held for trading.

•	Change in option value of equity-indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3) Amortization of DAC and VOBA related to the realized gains and losses on the non-core investments and the SFAS 133 adjustments.

4) Demutualization costs.

5) Restructuring costs.

6) Other income from non-insurance operations.

      These items will fluctuate from period to period depending on the prevailing interest rate and economic environment, are not continuing in nature, or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of our operating segments.

Protection Products

      Our protection products segment consists of whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products is the closed block of ALIC and the closed block of ILIC established when the companies reorganized from mutual forms to stock forms of ownership. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyholder. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/ liability and credit quality needs. Protection products in force totaled $80.0 billion at December 31, 2002, $70.5 billion at December 31, 2001 and $36.2 billion at December 31, 2000. A summary of our protection products segment operations follows:

	For the Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Revenues:
Insurance premiums	$341,114	$300,690	$252,157
Universal life product charges	120,161	110,403	65,126
Net investment income	335,111	283,330	212,100
Core realized gains (losses) on investments	(2,400)	8,720	(695)
Other income	4,026	1,947	—

Total revenues	798,012	705,090	528,688

Benefits and expenses:
Policyowner benefits	429,339	384,159	308,177
Underwriting, acquisition and other expenses	70,801	69,035	51,532
Amortization of DAC and VOBA, net of non-core gain/loss adjustment	63,267	56,996	35,570
Dividends to policyowners	104,866	98,945	74,338

Total benefits and expenses	668,273	609,135	469,617

Adjusted pre-tax operating income — Protection Products segment	$129,739	$95,955	$59,071

      Adjusted pre-tax operating income from our protection products increased 35% in 2002 and 62% in 2001 compared to the respective prior years. The increase in 2002 was due to a slight growth in product margins, a decline in operating expenses and the acquisition of ILICO. The increase in 2001 was primarily due to the acquisition of ILICO together with decreased insurance expenses and level gross margins. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

      Sales, Premiums and Product Charges. Annualized premium for new products issued represents sales for protection products. As illustrated in the Sales Activity Product table presented in “Item 1 Business — Protection Products Segment,” direct first year annualized premiums increased 74% in 2002 compared to 2001 and 89% in 2001 compared to 2000. The increases were primarily due to the acquisition of ILICO during the second quarter of 2001. Excluding the sales from ILICO, life insurance sales increased 31% in 2002 and 11% in 2001. We experienced growth in almost all our protection product lines with significant increases coming from our interest-sensitive whole life and equity-indexed life products. Interest-sensitive whole life insurance has flexible premium and benefit patterns and its cash value accumulation changes with current interest and mortality rates. The equity-indexed life product allows the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based primarily on increases in the S&P 500 Index, excluding dividends. The earnings credit is subject to a participation rate and an annual cap. Sales of interest-

sensitive whole life and equity-indexed life products were $76.5 million in 2002 as compared to $33.6 million in 2001 and $7.1 million in 2000. We are a leading writer of equity-indexed life products in the United States.

      We also distribute term products of ILICO through strategic alliances with private label partners. Under private label arrangements, ILICO designs and issues products that are distributed through other life insurance companies, our private label partners. ILICO reinsures a portion of the risks on those products which we refer to as our private label sales. We have three private label partners that are actively writing new business. During the second quarter of 2002, we ceased recruiting new private label partners.

      We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and equity-indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyholder liability. Revenues from the universal life and equity-indexed life policies consist of product charges for the cost of insurance, policy administration and policy surrender. All revenue is reported net of reinsurance ceded. Insurance premium revenue and product charge revenue increased in 2002 and 2001 as compared to the respective prior years primarily due to the acquisition of ILICO.

      Persistency. Annualized lapse rates were as follows:

	For the Years Ended
	December 31,

	2002	2001	2000

Lapse rate:
Including ILICO	7.28%	7.70%	—
Excluding ILICO	6.81%	7.34%	6.44%

      Our persistency experience remained within our pricing assumptions. Our lapse rate, including ILICO, for 2002 as compared to 2001 and 2000 increased as expected due to the completion of ILICO’s demutualization payout in July 2001. Lapses tend to decline in anticipation of a demutualization transaction as policyholders want to remain policyholders so they will be eligible for the demutualization payout. Following a demutualization, lapses tend to increase for a period before they return to a more normal level. Our lapse rate, excluding ILICO, decreased in 2002 compared to 2001 and increased in 2001 compared to 2000. ALIC experienced higher lapse rates in 2001 following the completion of a demutualization in the third quarter of 2000.

      Net Investment Income. Net investment income increased in 2002 and 2001 compared to the respective prior years. The increases were primarily attributable to the acquisition of ILICO partially offset by lower effective yields. The effective yield of the investment portfolio was 7.22% in 2002 compared to 7.32% in 2001 and 7.94% in 2000. The decrease in yields in 2002 and 2001 was primarily a result of the lower interest rate market.

      Mortality and Benefit Expense. For 2002 and 2001, we experienced favorable mortality but, due to the acquisition of ILICO, total benefit expense is higher than in the respective prior years. Total policyowner benefits for ILICO were $186.9 million for the full year of 2002 and $127.4 million for the portion of the year after its acquisition in May 2001. In addition, we had increased reinsurance recoveries in 2002 and 2001, which decrease benefit expense, as a result of the additional reinsurance arrangements entered into in 2002, 2001 and 2000.

      Underwriting, Acquisition and Other Expenses. Expenses increased in 2002 and 2001 compared to the respective prior years, primarily due to the acquisition of ILICO. The addition of expenses associated with ILICO of $30.1 million and $19.5 million for 2002 and 2001, respectively, were partially offset by increased reimbursement from reinsurers for commission and expense allowances. Commission and expense allowances increased as more policies were subject to reinsurance. In addition, expenses decreased due to expense structure changes resulting from the integration with ILICO.

      Outlook. We expect to continue to increase sales through our multiple distribution channels and to continue to shift to higher return products, in particular the equity-indexed life products. We also expect to continue to realize operating efficiencies created by the restructuring and centralization of our administrative functions as discussed later in “Non-recurring Expenses.”

Accumulation Products

      Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the deposits we receive from accumulation product sales in our investment portfolio and establish a liability representing our commitment to our policyholder. We manage investment spread by seeking to maximize the return on our invested assets consistent with our asset/ liability management and credit quality needs. When appropriate, we periodically reset the interest rates credited to our policyholder liability. Accumulation products in force totaled $11.3 billion at December 31, 2002, $10.7 billion at December 31, 2001 and $6.7 billion at December 31, 2000. A summary of our accumulation products segment operations follows:

	For the Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$8,702	$5,083	$13,768
Annuity product charges	41,349	35,652	34,814
Net investment income	653,220	577,913	468,404
Core realized/unrealized gains (losses) on investments	—	—	(16,597)
Other income	11,778	8,474	2,806

Total revenues	715,049	627,122	503,195

Benefits and expenses:
Policyowner benefits	483,151	419,132	315,508
Underwriting, acquisition and other expenses	34,040	41,401	36,343
Amortization of DAC and VOBA, net of non-core gain/loss adjustment	91,300	78,891	65,902

Total benefits and expenses	608,491	539,424	417,753

IMO Operations:
Other income	48,642	27,724	18,981
Other expenses	34,545	19,510	16,211

Net IMO operating income	14,097	8,214	2,770

Adjusted pre-tax operating income — Accumulation Products segment	$120,655	$95,912	$88,212

      Adjusted pre-tax operating income from our accumulation products operations increased 26% in 2002 and 9% in 2001 compared to the respective prior years. The increases in 2002 and 2001 were primarily due to the acquisition of ILICO in 2001 and increased IMO operating income. In addition, the increase in 2002 was also due to the discontinuation of goodwill amortization. The drivers of profitability in our accumulation products business are sales, persistency, investment spread, expenses and IMO operations.

      Sales and Product Charges. Deposits we receive for annuities and funding agreements represent sales for accumulation products. As illustrated in the Deposits by Product table presented in “Item 1 Business — Accumulation Products Segments,” direct accumulation product sales increased 36% in 2002 compared to 2001 and 32% in 2001 as compared to 2000. Total annuity sales decreased 9% in 2002 compared to 2001 and increased 32% in 2001 compared to 2000. The 2002 decrease resulted from the deployment of capital to funding agreements which should provide a higher return on equity. The 2001 increase in annuity sales was primarily due to product repricing, increased marketing efforts and the acquisition of ILICO.

      We placed primarily fixed rate funding agreements totaling $875 million in 2002. Funding agreements are arrangements for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. Total funding agreements as of December 31, 2002 amounted to $1.125 billion compared to $250 million at December 31, 2001 and 2000.

      The deposits we receive on accumulation products are not recorded as revenue but instead as a policyholder liability. Surrender charges are recorded as revenue as an annuity product charge. Annuity product charges increased in 2002 and 2001 as compared to each prior year due to the growth in business and the acquisition of ILICO.

      Persistency. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates both with and without internal replacements continued to improve in 2002 as compared to 2001 and 2000. Annuity withdrawals and annualized annuity withdrawal rates were as follows:

	For the Years Ended December 31,

	2002	2001	2000

Annuity withdrawal rates:
Withdrawals including internal replacements:
Including ILICO	11.02%	12.47%	—
Excluding ILICO	7.36%	10.69%	16.75%
Withdrawals excluding internal replacements:
Including ILICO	10.55%	11.42%	—
Excluding ILICO	6.70%	9.16%	13.95%
Annuity withdrawals ($ in millions):
Including ILICO	$1,354.0	$1,222.6	—
Excluding ILICO	$687.2	$884.7	$1,258.6

      Our withdrawal experience remained within our pricing assumptions. Withdrawal rates declined in 2002 and 2001 as compared to the respective prior years as our annuity products provide a favorable investment return in this current low interest rate and declining equity market environment.

      Investment Spread. Investment results and interest crediting rates were as follows for deferred fixed annuities:

	For the Years Ended
	December 31,

	2002	2001	2000

Investment yield	6.62%	7.07%	6.98%
Average crediting rate	4.58%	5.07%	4.95%

Investment spread	2.04%	2.00%	2.03%

      The investment spread on deferred fixed annuities increased 4 basis points to 204 basis points in 2002 compared to 2001. The investment spread decreased 3 basis points to 200 basis points in 2001 compared to 2000. Crediting rates were lowered in the fourth quarter of 2001 and throughout 2002 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds. At December 31, 2002, the account value of deferred fixed annuities totaled $7.1 billion of which $1.0 billion did not have a differential between the credited rate and minimum guarantee rate and as such could not be lowered. Additionally, deferred fixed annuities with account values totaling $1.3 billion have multi-year interest rate guarantees for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year guarantee period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average decrease of approximately 200 basis points. Also, at December 31, 2002, account values of equity-indexed annuities totaled $3.7 billion which provide guaranteed rates based on a cumulative floor over the term of the product. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

      Underwriting, Acquisition and Other Expenses. Expenses decreased in 2002 compared to 2001 primarily due to goodwill no longer being amortized effective January 1, 2002 with the adoption of SFAS 142. Goodwill amortization amounted to $7.6 million in 2001 and $8.3 million in 2000. Expenses in 2001 increased as compared to 2000 primarily due to the acquisition of ILICO.

      IMO Operations. We own five IMOs which are marketing organizations with contractual arrangements to promote our insurance products to their networks of agents and brokers. Additionally, they also contract with third party insurance companies. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income increased $5.9 million in 2002 compared to 2001 due to our acquisition of an IMO in 2002 and increased $5.4 million in 2001 compared to 2000 due to an IMO acquired in 2001 and in mid-2000.

      Outlook. We anticipate increased product sales from our IMOs but decreased product sales from other distribution as we manage our sales in this current low interest rate environment. We also expect to continue the shift of our product mix to higher return products, in particular the equity-indexed annuity products. In addition, we will continue to manage our spreads as we strive for our desired profitability in this economic environment.

Other

      The other segment primarily consists of holding company revenues and expenses and operations of our real estate management subsidiary. The adjusted pre-tax operating loss in 2002 as compared to the adjusted pre-tax operating income in 2001 is primarily due to real estate investment and management fee income which continue to decline as we reduce these investment holdings and a decline in investment fee income for asset management services provided to ILICO prior to the acquisition amounting to $2.8 million in 2001 and $2.6 million in 2000. After the acquisition of ILICO, such fees are eliminated with expenses in consolidation. Also, other segment income declined in 2001 compared to 2000 from the reduction in holding company cash equivalents of approximately $340 million generated primarily from the sale of discontinued operations in 1998 and distributed to our members in connection with our demutualization in October 2000.

Income Statement Reconciliation

      A reconciliation of our adjusted pre-tax operating income by segment to net income as shown in our consolidated statements of income follows:

	For The Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Adjusted pre-tax operating income:
Protection Products	$129,739	$95,955	$59,071
Accumulation Products	120,655	95,912	88,212
Other operations	(6,622)	6,138	11,982

Total adjusted pre-tax operating income	243,772	198,005	159,265
Non-operating increases (decreases) to income:
Realized and unrealized losses on assets and liabilities:
Realized losses on non-core investments	(102,310)	(39,299)	(11,683)
Unrealized losses on non-core trading investments	(45,209)	(60,050)	—
Fair value change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities	28,759	52,747	—
Cash flow hedge amortization	(4,351)	—	—
Amortization of DAC & VOBA due to non-core realized gains or losses	15,002	2,988	8,722

	For The Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Non-recurring expenses:
Demutualization costs	(1,186)	(969)	(11,265)
Restructuring costs	(21,225)	(8,566)	—
Other income from non-insurance operations	4,865	1,820	717

Income from continuing operations	118,117	146,676	145,756
Interest expense	(25,487)	(26,011)	(29,723)
Income tax expense	(29,764)	(39,522)	(42,516)
Minority interest	—	—	(21,677)

Net income from continuing operations	62,866	81,143	51,840
Cumulative effect of change in accounting for derivatives, net of tax	—	(8,236)	—

Net income	$62,866	$72,907	$51,840

      Realized and Unrealized Losses on Assets and Liabilities. Realized losses on non-core investments in 2002 consisted primarily of realized losses and writedowns on investments related to Dynegy Holdings, Green Tree Financial, National Century, NRG Northeast Generating, Trenwick Group, United Airlines, US Air, and WorldCom Inc. The realized losses in 2001 consisted primarily of writedowns on investments mainly related to telecommunications and emerging markets investments. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales.

      Unrealized losses on non-core investments are generated from our options and trading securities. We use options to hedge our equity-indexed products. In accordance with SFAS 133, we adjusted our options to market value, which, due to the economic environment and deteriorating stock market conditions, resulted in an unrealized loss of $40.0 million and $54.2 million in 2002 and 2001, respectively. In addition, we also have trading securities that back our total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a loss of $5.2 million and $5.9 million in 2002 and 2001, respectively. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change of $28.8 million in 2002 and $52.7 million in 2001 explained in the following paragraph.

      The fair value change in options embedded within our equity-indexed products and the fair value changes on our total return strategy fixed annuity contracts are being recorded in accordance with SFAS No. 133, which we adopted January 1, 2001. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products. The reduction in such contract expense is less than the decline in investment income primarily due to the inability to lower crediting rates below minimum guaranteed interest rates.

      Non-recurring Expenses. The 2000 demutualization costs consist primarily of legal, actuarial and consulting expenses associated with our demutualization that was completed in the third quarter of 2000. The 2001 demutualization costs are associated with the demutualization of ILIC, which was completed when we acquired ILICO in May 2001. As a requirement of ILIC’s demutualization, we undertook a commission-free program under which shareholders with less than one hundred shares could redeem those shares for cash or purchase additional shares, commission-free, to reach a holding of at least one hundred shares. The 2002 costs are primarily for commissions, postage and printing under this program. Since these costs are not ongoing, they have been excluded from our operating segment amounts.

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

      The restructuring charges expensed in 2002 included pre-tax severance and termination benefits of $9.5 million related to the elimination of approximately 240 positions and other pre-tax costs of $11.7 million primarily related to systems conversion and relocation of employees. The restructuring charges expensed in 2001 included pre-tax severance and termination benefits of $6.8 million related to the elimination of approximately 80 positions and other pre-tax costs of $1.8 million. An accrual for severance and termination benefits not yet paid amounted to $6.1 million at December 31, 2002. Additional charges will be incurred for continuing restructuring activities primarily involving severance or relocation benefits for affected employees; various administrative, financial and actuarial system conversion costs; and building disposition costs. System conversion costs will be expensed as incurred and are expected to be substantially completed by the fourth quarter of 2003. A majority of the severance costs due to the transition in 2003 of the protection products processes from Indianapolis to Des Moines, Woodbury or to be outsourced were accrued in the fourth quarter of 2002.

      Minority Interest. Minority interest represents the minority stockholders’ ownership percentage share of net income of ALHI prior to our acquisition of this minority interest. The minority shareholder ownership percentage was 42% through September 20, 2000, the date at which the minority interest was acquired. As a result of our acquisition of the minority interest, there is no net income applicable to the minority interest after 2000.

      Change in Accounting. We adopted SFAS No. 133 on January 1, 2001. In accordance with the provisions of the statement, we recorded the differences between the previous carrying amounts of our derivative instruments and the fair value of our derivative instruments, as of this initial application date, as the effect of a change in accounting principle. The gross difference between carrying amounts and fair value amounts of our derivative instruments was a reduction of approximately $11.3 million. The DAC and VOBA amortization impact from the derivative adjustments was approximately $1.1 million and the income tax benefit was $4.2 million, resulting in the net cumulative effect of change in accounting for derivatives of $8.2 million.

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

      We intend to rely primarily on dividends and interest income from our insurance subsidiaries in order to make dividend payments to our shareholders. The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2001 results, our life insurance subsidiaries could have paid us an estimated $80.5 million in dividends in 2002 without obtaining regulatory approval. Our subsidiaries paid us $20.6 million in 2002. Based on 2002 results, our subsidiaries can pay an estimated $82.3 million in dividends without obtaining regulatory approval during 2003. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries.

      We generated cash flows from operating activities of $920.1 million, $97.1 million and $373.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. Operating cash flows were primarily used to increase our investment portfolio.

      We have a $175 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of December 31, 2002, there was a $113 million outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital. We closely monitor all of these covenants to ensure continued compliance.

      On March 6, 2002, we issued and sold in a private placement $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. The notes are convertible into shares of AmerUs Group Co.’s common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances. The OCEANs were registered on Form S-3 filed with the Securities and Exchange Commission on September 20, 2002.

      Proceeds from the OCEANs were used to repay borrowings on the Revolving Credit Agreement and to purchase approximately 1.7 million shares, amounting to $59 million, of AmerUs Group Co.’s common stock. The OCEANs are senior subordinated debt, subordinated in right of payment to all existing and future senior debt and senior to all existing and future junior subordinated debt.

      Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources, dividends from insurance subsidiaries and Revolving Credit Agreement. We repurchased shares in the first six months of 2002 under prior purchase programs. During the first six months of 2002, 2.5 million shares were repurchased and were primarily funded by approximately $59 million from the OCEANs offering and approximately $30 million from the Revolving Credit Agreement. During the last six months of 2002, approximately 0.7 million shares were repurchased and were primarily funded by approximately $23 million from the Revolving Credit Agreement.

      We establish internal targeted capital and surplus levels for our insurance subsidiaries, which are in excess of regulatory requirements. As a result of high annuity product sales and related regulatory requirements on statutory capital and surplus, additional capital contributions were provided for at the end of 2002 to certain of our insurance subsidiaries to maintain these levels. Approximately $50 million was drawn on the Revolving Credit Facility to fund these capital contributions during the first quarter of 2003.

      We manage liquidity on a continuing basis. One way is to minimize our need for capital. We accomplish this by attempting to use our capital as efficiently as possible and by developing capital-efficient products in our insurance subsidiaries. We also manage our mix of sales by focusing on the more capital-efficient products.

In addition, we use reinsurance agreements, where cost-effective, to generate capital in the insurance subsidiaries. We also focus on optimizing the consolidated capital structure to properly balance the levels and sources of borrowing and the issuance of equity securities. We are currently exploring additional alternatives for increasing liquidity.

Insurance Subsidiaries

      The cash flows of our insurance subsidiaries consist primarily of premium income; deposits to policyowner account balances; income from investments; sales, maturities and calls of investments and repayments of investment principal. Cash outflows are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, payment of debt, income taxes and current operating expenses. Insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

      Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities and its insurance products, will be adequate to meet the anticipated short-term cash obligations of the insurance subsidiaries.

      Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of protection product and accumulation product. We continuously monitor benefits and surrenders to provide projections of future cash requirements. As part of this monitoring process, we perform cash flow testing of assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing our investment strategy, we establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and general economic conditions and the claims-paying and financial strength ratings of the insurance subsidiaries.

      We take into account asset/ liability management considerations in the product development and design process. Contract terms for the interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at December 31, 2002 (including liabilities in the closed blocks and the general account):

($ in millions)

Not subject to discretionary withdrawal	$492
Subject to discretionary withdrawal with adjustments:
Specified surrender charges(A)	7,525
Market value adjustments	3,035

Subtotal	10,560

Subject to discretionary withdrawal without adjustments	2,062

Total	$13,114

(A)	Includes $1,126 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

      In addition to the interest-sensitive products, an insurance subsidiary is party to a $250 million fixed rate funding agreement. Under the transaction, a five-year floating rate insurance contract was issued to a commercial paper conduit and the liability was swapped to a fixed-rate. During 2002, our insurance subsidiaries placed additional funding agreements totaling $875 million primarily in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time.

      In addition, there are variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $235.9 million at December 31, 2002. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

      Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American Investors Life Insurance Company, Inc. are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at December 31, 2002. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $13.9 million at December 31, 2002.

      The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of December 31, 2002, had a carrying value of $16.9 billion, including closed block investments.

      The level of capital in the insurance companies is also regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

      In the current economic environment, including the decline in the interest rates and in the bond and equity markets, insurance regulators are closely monitoring the capital and liquidity position of insurance companies in their periodic financial examinations. One of our insurance subsidiaries which is no longer writing new business is now under its periodic financial examination and is involved in discussions with state examiners concerning its capital position. The Company believes that these discussions will be concluded without any material effect upon the Company’s consolidated financial position or results of operation, but that some contribution of capital to that subsidiary may be appropriate.

      At December 31, 2002, the statutory surplus of the insurance subsidiaries was approximately $797 million. Management believes that each insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

      In the future, in addition to cash flows from operations and borrowing capacity, the insurance subsidiaries may obtain their required capital from AmerUs Group Co.

Summary of Contractual Obligations and Commitments

      Our contractual obligations primarily consist of amounts owed for notes payable and operating lease commitments. See note 8 to the consolidated financial statements for further discussion about the notes payable and note 12 for additional information regarding leases. Maturities of notes payable and lease obligations are as follows for each of the five years ending December 31, 2002:

Obligation	Total	2003	2004	2005	2006	2007	Thereafter

	($ in thousands)
Optionally Convertible
Equity-Linked
Accreting Notes	$186,233	$—	$—	$—	$—	$—	$186,233
Senior notes	125,000	—	—	125,000	—	—	—
Revolving credit agreement	113,000	—	113,000	—	—	—	—
Surplus note	25,000	—	—	—	—	—	25,000
Federal Home Loan Bank advances	13,871	532	568	606	647	690	10,828
Capital Securities — Series A	48,095	—	—	—	—	48,095	—
Quarterly Income Preferred Securities	154	154	—	—	—	—	—
Operating leases	10,855	2,872	2,886	2,093	1,502	1,502	—

	$522,208	$3,558	$116,454	$127,699	$2,149	$50,287	$222,061

      We have an agreement with Bank One, N.A. whereby we guarantee the payment of loans made to certain managers and executives for the purpose of purchasing common stock and ACES pursuant to the stock purchase program. Our liability in respect of the principal amount of loans is limited to $20.1 million. We have also guaranteed interest and all other fees and obligations owing on the loans. Each participant in the program has agreed to repay any amounts paid by us under the guarantee in accordance with a reimbursement agreement with the participant. This agreement was entered into in 1999, prior to the restrictions imposed by the Sarbanes-Oxley Act regarding loans with executive officers.

      We have obligations to make future capital contributions to various partnerships of up to $3.1 million and to loan funds up to $6.9 million to partnerships. In addition, at December 31, 2002, we had loan guarantees which totaled $6.1 million.

      ALIC and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its obligations. At December 31, 2002, AVLIC had statutory assets of $2,004 million, liabilities of $1,931 million and surplus of $73 million.

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

Investment Portfolio

General

      We maintain a diversified portfolio of investments which is supervised by an experienced in-house staff of investment professionals. Sophisticated asset/liability management techniques are employed in order to achieve competitive yields, while maintaining risk at acceptable levels. The asset portfolio is segmented by liability type, with tailored investment strategies for specific product lines. Investment policies and significant individual investments are subject to approval by the Board of Directors of each of the insurance companies and are overseen by the Investment and Risk Management Committee of our Board of Directors. Management regularly monitors individual assets and asset groups, in addition to monitoring the overall asset mix. In addition, the insurance companies’ boards and the Investment and Risk Management Committee review investment guidelines and monitor internal controls.

Investment Strategy

      Our investment philosophy is to employ an integrated asset/liability management approach with separate investment portfolios for specific product lines, such as traditional life, universal life, equity-indexed life, deferred fixed annuities, equity-indexed annuities, variable annuities and funding agreements to generate attractive risk-adjusted returns on capital. Essential to this philosophy is coordinating investments in the investment portfolio with product strategies, focusing on risk-adjusted returns and identifying and evaluating associated business risks.

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

Invested Assets

      Our diversified portfolio of investments includes public and private fixed maturity securities and commercial mortgage loans. Our objective is to maintain a high-quality, diversified fixed maturity securities portfolio that produces a yield and total return that supports the various product line liabilities and our earnings goals.

      The following table summarizes invested assets by asset category as of December 31, 2002 and 2001:

	Invested Assets
	December 31,

	2002		2001

	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

	($ in millions)
Fixed maturity securities
Public	$13,573.6	80.2%	$11,790.3	78.3%
Private	1,599.2	9.4%	1,422.2	9.4%

Subtotal	15,172.8	89.6%	13,212.5	87.7%
Equity securities	63.3	0.4%	23.4	0.2%
Mortgage loans	883.0	5.2%	944.5	6.3%
Policy loans	496.8	2.9%	506.3	3.4%
Real estate	0.5	0.0%	1.4	0.0%
Other investments	283.8	1.7%	345.2	2.3%
Short-term investments	32.3	0.2%	19.1	0.1%

Total invested assets	$16,932.5	100.0%	$15,052.4	100.0%

Fixed Maturity Securities

      The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality mortgage-backed securities (or MBS) and United States government and agency obligations. As of December 31, 2002, fixed maturity securities were $15,172.8 million, or 89.6% of the carrying value of invested assets with public and private fixed maturity securities constituting $13,573.6 million, or 89.5%, and $1,599.2 million, or 10.5%, respectively, of total fixed maturity securities, respectively.

      The following table summarizes the composition of the fixed maturity securities by category as of December 31, 2002 and 2001:

	Composition of Fixed Maturity Securities
	December 31,

	2002		2001

	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

	($ in millions)
U.S. government/agencies	$973.0	6.4%	$773.5	5.9%
State and political subdivisions	50.0	0.3%	48.3	0.4%
Foreign government bonds	246.9	1.6%	134.2	1.0%
Corporate bonds	9,931.6	65.5%	9,224.1	69.8%
Redeemable preferred stocks	120.1	0.8%	156.6	1.2%
Asset-backed bonds	777.6	5.1%	746.0	5.6%
Collateralized mortgage-backed securities	682.3	4.5%	385.0	2.9%
MBS
U.S. government/agencies	2,118.9	14.0%	1,291.2	9.8%
Non-government/agencies	272.4	1.8%	453.6	3.4%

Subtotal-MBS	2,391.3	15.8%	1,744.8	13.2%

Total	$15,172.8	100.0%	$13,212.5	100.0%

      The following table summarizes fixed maturity securities by remaining maturity as of December 31, 2002:

Remaining Maturity of Fixed Maturity Securities

	Carrying	%
	Value	of Total

	($ in millions)
Due:
In one year or less (2003)	$534.5	3.5%
One to five years (2004-2008)	4,281.4	28.2%
Five to 10 years (2009-2013)	4,250.2	28.0%
10 to 20 years (2014-2023)	1,499.0	9.9%
Over 20 years (2024 and after)	2,216.4	14.6%

Subtotal	12,781.5	84.2%
MBS	2,391.3	15.8%

Total	$15,172.8	100.0%

      The portfolio of investment grade fixed maturity securities is diversified by number and type of issuer. As of December 31, 2002, investment grade fixed maturity securities included the securities of 903 issuers, with 2,761 different issues of securities. No non-government/agency issuer represents more than 1% of investment grade fixed maturity securities.

      Below-investment grade fixed maturity securities as of December 31, 2002, included the securities of 252 issuers representing 6.8% of total invested assets, with the largest being a $21.2 million investment.

      As of December 31, 2002, 82.8% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s rating equivalents, of fixed maturity securities as of December 31, 2002:

Fixed Maturity Securities by NAIC Designation

December 31, 2002

		Public		Private		Total

NAIC		Carrying	% of	Carrying	% of	Carrying	% of
Designation	Standard & Poor’s Equivalent Designation	Value	Total	Value	Total	Value	Total

		(Dollars in millions)
1	A- or higher	$8,809.9	64.9%	$1,101.7	68.9%	$9,911.6	65.3%
2	BBB- to BBB+	3,705.7	27.3%	401.2	25.0%	4,106.9	27.1%

	Total investment grade	12,515.6	92.2%	1,502.9	93.9%	14,018.5	92.4%

3	BB to BB+	662.9	4.9%	58.6	3.7%	721.5	4.8%
4	BB to BB+	296.4	2.2%	8.9	0.6%	305.3	2.0%
5 & 6	CCC or lower	98.7	0.7%	28.8	1.8%	127.5	0.8%

Total below investment grade		1,058.0	7.8%	96.3	6.1%	1,154.3	7.6%

	Total	$13,573.6	100.0%	$1,599.2	100.0%	$15,172.8	100.0%

      MBS investments are mortgage-related securities including collateralized mortgage obligations (or CMOs) and pass-through mortgage securities. Asset-backed securities are both residential and non-residential including exposure to home equity loans, home improvement loans, manufactured housing loans as well as securities backed by loans on automobiles, credit cards, and other collateral or collateral bond obligations. As of December 31, 2002, asset-backed residential mortgages total $496.9 million or 2.9% of total invested assets. As of December 31, 2002, residential mortgage pass-through and CMOs total $2,391.3 million or 14.1% of total invested assets. As of December 31, 2002, $2,118.9 million or 88.6% of MBS were from government sponsored enterprises. Other MBS were $272.4 million or 11.4% of MBS as of December 31, 2002. Management believes that the quality of assets in the MBS portfolio is generally high, with 99.7% of such assets representing agency backed or “AAA” rated securities. Collateralized mortgage backed securities (or CMBS) total $682.3 million or 4.0% of total invested assets as of December 31, 2002.

      Interest rate swaps and options are used to reduce exposure to changes in interest rates and to manage duration mismatches. Call options are used to hedge equity-indexed products. Credit default swaps are coupled with a bond to synthetically create an investment cheaper than the equivalent instrument traded in the cash market. Although we are subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. We only enter into transactions with highly rated counterparties. We are also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged. The notional principal amounts of the swaps and options, which represent the extent of our involvement in such contracts but not the risk of loss, at December 31, 2002, amounted to $2,155.7 million. The interest rate swaps had a carrying value of a net payable position of $5.6 million at December 31, 2002. The credit default swaps had a carrying value of a net payable position of $0.2 million at December 31, 2002. The carrying value of options amounted to $65.8 million at December 31, 2002. For each of these derivatives, the carrying value is equal to fair value as of December 31, 2002. The derivatives are reflected as other investments on the consolidated financial statements as of December 31, 2002. The net amount payable or receivable from interest rate and credit default swaps are accrued as an adjustment to interest income. Effective January 1, 2001, we adopted SFAS 133. See note 4 to the consolidated financial statements for further discussion of the impact of adopting SFAS 133.

Mortgage Loans

      As of December 31, 2002, mortgage loans in the investment portfolio were $883.0 million, or 5.2% of the aggregate carrying value of invested assets. As of December 31, 2002, commercial mortgage loans and residential mortgage loans comprised 99.8% and 0.2%, respectively, of total mortgage loans. Commercial mortgage loans consist primarily of fixed-rate mortgage loans. As of December 31, 2002, we held 710 individual commercial mortgage loans with an average balance of $1.2 million.

      As of December 31, 2002, one loan in the loan portfolio with a principal balance of $1.7 million was classified as delinquent and no loans were in foreclosure. As of the same date, only two loans aggregating $3.5 million, or 0.1%, of the loan portfolio (as measured by principal balance) were classified as restructured. During 2002, we had no foreclosures.

Other

      We held $496.8 million of policy loans on individual insurance products as of December 31, 2002. Policy loans are permitted to the extent of a policy’s contractual limits and are fully collateralized by policy cash values. As of December 31, 2002, we held equity securities of $63.3 million of which the largest holding was Federal Home Loan Bank common stock totaling $50.3 million.

      We held $283.8 million of other invested assets (including short-term investments and real estate) on December 31, 2002. Other invested assets consist primarily of our Ameritas Joint Venture investment, various other joint ventures and limited partnership investments and derivatives.

Structured Securities Arrangements

      We have utilized a limited number of structured finance arrangements. The structures primarily consist of interests in collateralized bond obligations and special-purpose entities with principal protected limited partnership interests. Neither AmerUs nor any management members have operating control or management oversight of the entities and accordingly the entities are not consolidated but rather accounted for as available for sale debt securities or equity method investments. In addition, we do not have any continued obligation or commitment to provide additional financing to the entities. At December 31, 2002 and 2001, approximately $560 million and $535 million, respectively, of such structured finance investments were included in invested assets. See additional discussion of structured securities and related accounting developments in “Emerging Accounting Matters.”

Effects Of Inflation And Interest Rate Changes

      Management does not believe that inflation has had a material effect on the consolidated results of operations.

      Interest rate changes may have temporary effects on the sale and profitability of the protection products and accumulation products offered. For example, if interest rates rise, competing investments (such as annuities or life insurance products offered by competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of our products until we increase the interest rate credited to owners of our protection products and accumulation products. In contrast, as interest rates fall, we attempt to adjust credited rates to compensate for the corresponding decline in reinvestment rates. We monitor interest rates and sell annuities and life insurance policies that permit flexibility to make interest rate changes as part of management of interest spreads. However, the profitability of our products is based upon persistency, mortality and expenses, as well as interest rate spreads.

      We manage our investment portfolio in part to reduce exposure to interest rate fluctuations. In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and net investment income increases or decreases in a direct relationship with interest rate changes.

      We have developed an asset/liability management approach with separate investment portfolios for major product lines such as traditional life, universal life, equity-indexed life, deferred annuities, equity-indexed annuities, variable annuities and funding agreements. Investment policies and strategies have been established based on the specific characteristics of each product line. The portfolio investment policies and strategies establish asset duration, quality and other guidelines. Analytical systems are utilized to establish an optimal asset mix for each line of business. We seek to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

      In force reserves and the assets allocated to each segment are modeled on a regular basis to analyze projected cash flows under a variety of economic scenarios. The result of this modeling is used to modify asset allocation, investment portfolio duration and renewal crediting strategies. We invest in derivatives to hedge against the effects of interest rate fluctuations or to hedge growth in policyowner liabilities for certain life and annuity products and funding agreements. For a further discussion and disclosure of the nature and extent of the use of derivatives, see note 4 to the consolidated financial statements.

Federal Income Tax Matters

      AmerUs Group and our non-life subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns, except for ILIC, Bankers Life and IL Annuity which together file a consolidated tax return beginning in 2002. The separate return method is used to compute the provision for allocating federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

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

Valuation of Financial Instruments

      A significant portion of our assets are carried at fair value, primarily securities available-for-sale, securities held for trading purposes and derivative financial instruments. Market values are based on quoted market prices where available.

      Securities in our portfolio with a carrying value of approximately $1,625 million at December 31, 2002 do not have readily determinable market prices. For these securities, we estimate their fair value by comparison to similar securities with quoted prices when possible. Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes, or internally prepared valuations (including those based on estimates of future profitability) to estimate the fair value of those securities. All such investments are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not be realized in the event of an actual sale.

      Securities are also reviewed to identify potential impairments. In determining if and when a decline in market value below amortized cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

      Investments in mortgage loans, real estate, policy loans and other investments are monitored for possible impairment. If it is determined that collection of all amounts due under the contractual terms is doubtful or carrying values exceed the fair value of underlying collateral, such investments are considered impaired and the asset carrying value is adjusted or a valuation allowance is established.

Derivatives

      We hold derivative financial instruments to hedge growth in policyowner liabilities for certain life and annuity products, to hedge the interest variability of a floating-rate funding agreement and to hedge market risk for fixed income investments. These derivatives qualify for hedge accounting or are considered economic hedges as discussed in detail in note 4 to our consolidated financial statements.

      Hedge accounting results when we designate and document the hedging relationships involving derivative instruments. Economic hedging instruments are those instruments whose change in fair value acts as a natural hedge against the change in fair value of hedged assets or liabilities with both changes wholly or partially being offset in earnings.

      To hedge equity market risk, we primarily use S&P 500 Index call options to hedge the growth in interest credited to the customer as provided by our equity-indexed life and annuity products. We also use interest rate swaps to effectively provide for fixed interest payments of a floating rate funding agreement liability and hedge market risk from fixed income investments. Credit default swaps are coupled with a bond to synthetically create an instrument cheaper than an equivalent investment traded in the cash market.

      We have not changed our methods of calculating the fair values of derivatives or the underlying assumptions. The fair values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

      Our derivative instruments are not subject to a multiple or use of leverage on the underlying price index. We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate or equity hedges as the counterparties are established, well-capitalized financial institutions. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in note 4 to our consolidated financial statements and the section titled “Quantitative and Qualitative Disclosures About Market Risk.”

Amortization of DAC and VOBA

      We generally amortize DAC based on a percentage of our expected gross margins (EGMs) over the life of the policies. Our estimated EGMs are computed based on assumptions related to the underlying policies written, including the lives of the underlying policies, growth rate of the assets supporting the liabilities, and level of expenses necessary to maintain the policies over their entire life. We amortize DAC by estimating the present value of the EGMs over the lives of the insurance policies and then calculate a percentage of the policy acquisition cost deferred as compared to the present value of the EGMs. That percentage is used to amortize the DAC such that the amount amortized over the life of the policies results in a constant percentage of amortization when related to the actual and future gross margins.

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

      We amortize the VOBA based on the incidence of the expected cash flows from insurance contracts using the interest rate credited to the underlying policies. The expected future cash flows are based on actuarially determined projections of future premium receipts, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets retained to support the policy liabilities and other factors. These projections take into account all factors known or expected by management. The actual cash flows may vary from expected levels due to differences in renewal premium, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

Purchase Accounting Valuations

      We followed the purchase method of accounting for our acquisition of ILICO in May 2001. Under the purchase method, we were required to determine the fair value of the acquired assets and liabilities. The fair value of the assets and liabilities were determined as follows:

Investments — based on quoted market prices, or in cases where quoted market prices were not available, by using discounted cash flow or other valuation techniques.

Receivables and other assets — reflected at replacement values or realizable values based on the present value of amounts to be received determined at appropriate interest rates less amounts considered uncollectible.

Value of business acquired — actuarially determined future profits from in force business calculated at a 15% risk discount rate using current best estimate assumptions.

Policyowner reserves and funds — established at the present value of all future benefits and expenses associated with the policies using current best estimate assumptions.

Other liabilities and debt — determined as the present value of amounts to be paid using appropriate interest rates.

      The excess of the purchase price over the fair value of the net assets acquired for ILICO was recorded as goodwill amounting to $36 million.

Emerging Accounting Matters

SFAS 141 and SFAS 142

      In July 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business acquisition must meet to be recognized apart from goodwill. The adoption of SFAS 141 did not have an impact on the consolidated financial statements.

      SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually. The evaluation of the impairment analysis for goodwill and other intangible assets, principally VOBA, was completed in 2002 with no impairment indicated as of January 1, 2002. In addition, a reassessment was performed as of October 1, 2002 in conjunction with our annual evaluation which resulted in no indication of impairment of goodwill or other intangible assets. See note 17 to the consolidated financial statements for additional information regarding the adoption of SFAS 142.

SFAS 146

      In July 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides for costs to exit an activity or dispose of long-lived assets to be recorded when they are incurred and are to be measured at fair value. Under previous accounting guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and its adoption had no impact on net income or stockholders’ equity as of or for the year ended December 31, 2002.

SFAS 148

      In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. As of December 31, 2002, we continue to account for employee stock-based compensation using the intrinsic value method provided under SFAS 123 and SFAS 148. The disclosure requirements of both standards have been provided in note 1 to the consolidated financial statements.

FIN 45

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 clarifies disclosure and recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. See note 12 to the consolidated financial statements for disclosures related to our guarantees.

FIN 46

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB 51, or FIN 46. FIN 46 provides guidance to identify variable interest entities, or VIEs, and their consolidation by a primary beneficiary. A VIE is defined as an entity in which either 1) the equity investors, if any, do not have a controlling financial interest, or 2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. An enterprise whose investment in a VIE absorbs the majority of the VIE’s expected losses or receives a majority of its expected residual returns is considered a primary beneficiary, although not all VIEs will have a primary beneficiary. FIN 46 requires primary beneficiaries to consolidate VIEs in their financial statements and also requires additional disclosures for enterprises which are not primary beneficiaries but which have a significant variable interest in a VIE. The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and is to be applied in the first interim period beginning after June 15, 2003 for interests in VIEs acquired before February 1, 2003. The additional disclosure is required for financial statements issued after January 31, 2003. At December 31, 2002, we held interests in structured securities arrangements which meet the definition of VIEs. We would be considered the primary beneficiary for several of those structured securities, which if consolidated at December 31, 2002, would result in an increase in total assets of $167 million, an increase in total liabilities of $154 million and an increase in total stockholders’ equity of $13 million. See note 3 to the consolidated financial statements for disclosures and additional information related to our VIE interests.

SFAS 133 Implementation — Embedded Derivatives

      In February 2003, the Financial Accounting Standards Board’s Derivatives Implementation Group issued SFAS 133 Implementation Issue No. B36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate Risk and Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument,” or DIG Issue B36. DIG Issue B36 applies to modified coinsurance and coinsurance with funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets or a total return debt index. Such arrangements in which funds are withheld by the ceding insurer cause the reinsurer to recognize a receivable from the ceding insurer as well as a liability representing reserves for the insurance coverage assumed under the reinsurance arrangements. The terms of the reinsurer’s receivable provide for the future payment of principal plus a rate of return on either its general account assets or a specified block of those assets which is typically composed of fixed-rate debt securities. DIG Issue B36 considers the reinsurer’s receivable from the ceding company to contain an embedded derivative that must be bifurcated and accounted for separately under SFAS 133. DIG Issue B36 is tentatively planned to be effective for quarters beginning after June 15, 2003. Currently, we do not account for such reinsurance receivables and payables as having an embedded derivative which would be bifurcated and accounted for separately. We continue to evaluate the impacts of implementing DIG Issue B36; however, at this time, we are unable to estimate the effects on the financial statements.

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

      For variable and equity-indexed products, profitability on the portion of the policyholder’s account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity-indexed products, we purchase call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity-indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to match the returns owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. Profitability on the equity-indexed products is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we only purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity-index can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

      The table below provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at December 31, 2002. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

      As of December 31, 2002

	Expected Cash Flows
							Amortized	Fair
	2003	2004	2005	2006	2007	Thereafter	Cost	Value

	($ in millions)
Fixed maturity securities available-for-sale	$1,759	$1,282	$1,292	$1,053	$1,184	$6,298	$12,868	$13,329
Average interest rate	6.7%	6.7%	7.1%	6.7%	6.6%	6.3%
Fixed maturity securities held for trading purposes	$117	$222	$272	$139	$166	$928	$1,844	$1,844
Average interest rate	4.8%	2.9%	2.9%	2.9%	3.4%	4.6%
Mortgage loans	$50	$63	$66	$65	$62	$577	$883	$978
Average interest rate	8.1%	8.1%	8.0%	8.0%	7.9%	7.8%
Total	$1,926	$1,567	$1,630	$1,257	$1,412	$7,803	$15,595	$16,151

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

      Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. Management monitors such risk regularly. We invest primarily in those classes of mortgage-backed securities that have average or lower prepayment risk.

      Our use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swaps and options. These instruments, viewed separately, subject us to varying degrees of market and credit risk. However when used for hedging, the expectation is that these instruments would reduce overall market risk. Credit risk arises from the possibility that counterparties may fail to perform under the terms of the contracts. See note 4 of the consolidated financial statements for additional information about our derivative positions.

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

      In connection with the audit of the fiscal year ended December 31, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

      The audit report of KPMG LLP on the consolidated financial statements of AmerUs Group Co. and subsidiaries as of and for the year ended December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III

      The Notice of 2003 Annual Meeting of Shareholders and Proxy Statement (the Proxy Statement), which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 11. Executive Compensation, 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters and 13. Certain Relationships and Related Transactions).

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Information concerning directors of AmerUs Group Co. appears in the Proxy Statement, under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b)	For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under “Executive Officers of the Company.”

(c)	Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

(a)	Based upon their evaluation within 90 days prior to the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under such act.

(b)	There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) 1.     Financial Statements. Reference is made to the Index on page F-1 of the report.

    2.     Financial Statement Schedules. Reference is made to the Index on page S-1 of the report.

    3.     Exhibits. Reference is made to the Index to Exhibits on page      of the report.

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2002:

Form 8-K dated November 5, 2002 announcing the release of third quarter 2002 earnings. Supplemental financial information of AmerUs Group Co. was attached.

Form 8-K dated November 13, 2002 providing Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Form 8-K dated December 5, 2002, which included the Company’s investor presentation presented at the Company’s investor conference held on December 5, 2002, and related press release.

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
2.2	Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among AmerUs Life Holdings, Inc., AFC Corp. and AmVestors Financial Corporation (“AmVestors”), filed as Exhibit 2.2 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
2.3	Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among AmerUs Life Holdings, Inc., a wholly owned subsidiary of AmerUs Life Holdings, Inc. and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of AmerUs Life Holdings, Inc. dated October 8, 1997, is hereby incorporated by reference.
2.4	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/ A on March 6, 2000, is hereby incorporated by reference.
2.5	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.6	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.7	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.8	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.9	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.10	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
2.11	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
2.12	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8- K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.
2.13	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, files as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-K, dated March 15, 2002, is hereby incorporated by reference.
4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.
4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.4	Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., First Union Trust Company and the administrative trustees named therein, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.5	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.
4.6	Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.7	QUIPS Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.8	Master Unit Agreement, dated as of July 27, 1998, between AmerUs Life Holdings, Inc. and First Union National Bank relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.9	Call Option Agreement, dated as of July 27, 1998, between Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.10	Pledge Agreement, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., Goldman, Sachs & Co. and First Union National Bank relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.11 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.11	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

Exhibit
No.	Description

4.12	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.13	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.
4.14	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.
4.15	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.16	First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000, filed as Exhibit 4.17 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.17	First Supplement to Master Unit Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and First Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.18	Assignment and Assumption Agreement to the QUIPS Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.19 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.19	Assignment and Assumption Agreement to the Common Trust Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.20 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.20	First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000, filed as Exhibit 4.21on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.21	First Supplement to the Pledge Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, among American Mutual Holding Company, Goldman Sachs & Co., as Call Option Holder, the Chase Manhattan Bank, as Collateral Agent and First Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.22 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.22	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.23	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/ A, dated February 28, 2002, is hereby incorporated by reference.

Exhibit
No.	Description

4.24	Registration Rights Agreement dated as of March 6, 2002 between AmerUs Group Co. and 2002, is hereby incorporated by reference.
10.1	Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.2	Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.3	AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.4	AllrAmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.5	Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6	AmerUs Life Insurance Company Performance Share Plan, filed as Exhibit 10.10 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.7	AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8	AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9	Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10	Tax Allocation Agreement dated as of November 4, 1996, filed as Exhibit 10.68 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11	AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.12	AmerUs Group Co. Amended and Restated MIP Deferral Plan dated as of May 10, 2001 filed as Exhibit 10.12 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.
10.13	Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.14	Facility and Guaranty Agreement, dated February 12, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.39 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.15	Form of Reimbursement Agreement, dated February 15, 1999, among AmerUs Life Holdings, Inc. and Roger K. Brooks, Victor N. Daley, Thomas C. Godlasky, Marcia S. Hanson, Mark V. Heitz and Gary R. McPhail, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.

Exhibit
No.	Description

10.16	Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.41 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.17	1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.18	Amendment No. 2 to Facility Agreement, dated January 25, 2000, among The First National Bank of Chicago and the Registrant, filed as Exhibit 10.44 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.19	Amendment No. 3 to Facility Agreement dated December 12, 2001, among the First National Bank of Chicago and the Registrant filed as Exhibit 10.19 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.
10.20	Irrevocable Standby Letter of Credit Application and Terms Agreement, dated February 1, 2000, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.21	Investment Advisory Agreements, dated as of February 18, 2000, by and between Indianapolis Life Insurance Company, Bankers Life Insurance Company of New York, IL Annuity and Insurance Company, Western Security Life Insurance Company and AmerUs Capital Management Group, Inc. filed as Exhibits 10.1,10.3, 10.4 and 10.2, respectively, to AmerUs Life Holdings, Inc.’s report on Form 8-K/ A on March 6, 2000, are hereby incorporated by reference.
10.22	Advance, Pledge and Security Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.48 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.23	Institutional Custody Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.49 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.24	Line of Credit Application, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.50 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.25	Stock Purchase Agreement, dated February 1, 2000, by and among AmVestors Financial Corporation, Creative Marketing International Corporation and the Stockholders of Creative Marketing International Corporation, filed as Exhibit 10.51 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.26	Stock Purchase Agreement, dated February 23, 2000, by and among American Investors Sales Group, Inc., Community Bank Marketing, Inc. and Community Financial Services, Inc., filed as Exhibit 10.52 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.27	Agreement for Advances, Pledge and Security Agreement, dated March 12, 1992, by and between Central Life Assurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.28	Agreement for Advances, Pledge and Security Agreement, dated September 1, 1995, by and between American Vanguard Life Insurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.54 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.29	Agreement and Plan of Merger, dated September 30, 1998, by and among AmVestors Financial Corporation, Senior Benefit Services of Kansas, Inc., Senior Benefit Services Insurance Agency, Inc., National Senior Benefit Services, Inc. and Richard McCarter, filed as Exhibit 10.55 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

Exhibit
No.	Description

10.30	Affirmation Agreement to Facility and Guaranty Agreement dated February 12, 1999 by American Mutual Holding Company, survivor of a merger with AmerUs Life Holdings, Inc. in favor of the Agent and the Lenders, dated September 20, 2000, filed as Exhibit 10.58 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.31	Amendment to Facility and Guaranty Agreement dated February 12, 1999 among The First National Bank of Chicago and AmerUs Group Co., dated September 20, 2000, filed as Exhibit 10.59 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
10.32	AmerUs Group Co. 2000 Stock Incentive Plan, dated November 15, 2000, filed as Exhibit 99.9 to the registration statement of AmerUs Group Co. on Form S-8, Registration Number 333-50030, is hereby incorporated by reference.
10.33	Employment Agreement between Indianapolis Life Insurance Company and Larry R. Prible dated May 11, 2000, filed as Exhibit 10.44 on Form 10-Q, dated November 13, 2001, is hereby incorporated by reference.
10.34	Credit Agreement dated December 12, 2001, among AmerUs Group Co., Various Lending Institutions, the Bank of New York, Mellon Bank N.A., and Fleet National Bank as Co-Arranters and J P Morgan Chase Bank as Administrative Agent and Co-Arranger filed as Exhibit 10.35 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.
10.35	First Amendment to Credit Agreement dated as of February 22, 2002, among AmerUs Group Co., the lending institutions party hereto, The Bank of New York, Mellon Bank N.A. and Fleet National Bank as Co-Arrangers and JPMorgan Chase Bank as Administrative Agent and Co-Arranger, files as Exhibit 10.35 on Form 10-Q dated May 14, 2002, is hereby incorporated by reference.
10.36	Consent dated as of March 15, 2002, among AmerUs Group Co., the lending institutions party hereto, The Bank of New York, Mellon Bank N.A. and Fleet National Bank as Co-Arrangers and JPMorgan Chase Bank as Administrative Agent and Co-Arranger, filed as Exhibit 10.36 on Form 10-Q dated May 14, 2002, is hereby incorporated by reference.
10.37	Amendment No. 1 to Joint Venture Agreement, dated April 1, 2002, by and between Ameritas Life Insurance Corp. and AmerUs Life Insurance Company filed as Exhibit 10.37 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.
10.38	Distribution Commitment Agreement for Variable Business, dated April 1, 2002, by and between AmerUs Group Co. and Ameritas Variable Life Insurance Company filed as Exhibit 10.38 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.
10.39	Amendment No. 4 to Facility Agreement dated February 12, 1999 by and among AmerUs Group Co. and Bank One, NA (f/k/a The First National Bank of Chicago), dated June 30, 2002 filed as Exhibit 10.39 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.
10.40	Supplemental Benefit Agreement among AmerUs Group Co. and Melinda S. Urion dated March 4, 2002 filed as Exhibit 10.1 on Form 10-Q dated November 13, 2002 is hereby incorporated by reference.
10.41	Retirement Agreement, dated March 14, 2000, by and between Victor N. Daley and AmerUs Life Holdings, Inc., filed as Exhibit 99.8 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.42	First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and AmerUs Life Holdings, Inc., filed as Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.

Exhibit
No.	Description

10.43	Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and AmerUs Life Holdings, Inc., filed as Exhibit 99.5 on 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.44	Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among AmerUs Life Holdings, Inc. and Victor N. Daley, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.6 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.45	Form of Supplemental Benefit Agreement, dated as of February 7, 2000, among AmerUs Life Holdings, Inc. and Victor N. Daley, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.7 on Form 10-K, dated March 8, 2000 is hereby incorporated by reference.
10.46	AllrAmerUs Supplemental Executive Retirement Plan filed as Exhibit 4.3 to the registration statement on Form S-8, Registration Number 333-101961, is hereby incorporated by reference.
12*	Computation of Ratios of Earnings to Fixed Charges.
16.1	Letter re Change in Certifying Accountant, filed as Exhibit 16.1 on Form 10-K dated March 9, 2001, is hereby incorporated by reference.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of KPMG LLP.

*	included herein

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERUS GROUP CO.

/s/ ROGER K. BROOKS

Roger K. Brooks
Chairman, President and Chief Executive Officer

Date: March 14, 2003

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

/s/ ROGER K. BROOKS Roger K. Brooks	Chairman, President and Chief Executive Officer (principal executive officer) and Director
/s/ MELINDA S. URION Melinda S. Urion	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ BRENDA J. CUSHING Brenda J. Cushing	Senior Vice President and Controller (principal accounting officer)
/s/ JOHN R. ALBERS John R. Albers	Director
/s/ DAVID A. ARLEDGE David A. Arledge	Director
/s/ MALCOLM CANDLISH Malcolm Candlish	Director
/s/ ALECIA A. DECOUDREAUX Alecia A. DeCoudreaux	Director

/s/ THOMAS F. GAFFNEY Thomas F. Gaffney	Director
/s/ JOHN W. NORRIS, JR. John W. Norris, Jr.	Director
/s/ ANDREW J. PAINE, JR. Andrew J. Paine, Jr.	Director
/s/ JACK C. PESTER Jack C. Pester	Director
/s/ JOHN A. WING John A. Wing	Director
/s/ F. A. WITTERN, JR. F. A. Wittern, Jr.	Director

CERTIFICATIONS

I, Roger K. Brooks, Chairman, President and Chief Executive Officer of AmerUs Group Co., certify that:

1.	I have reviewed this annual report on Form 10-K of AmerUs Group Co;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 14, 2003

By	/s/ ROGER K. BROOKS

Roger K. Brooks
Chairman, President and Chief Executive Officer AmerUs Group Co.

I, Melinda S. Urion, Chief Financial Officer of AmerUs Group Co., certify that:

1.	I have reviewed this annual report on Form 10-K of AmerUs Group Co;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 14, 2003

By	/s/ MELINDA S. URION

Melinda S. Urion
Chief Financial Officer AmerUs Group Co.

AMERUS GROUP CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Reports	F-2 through F-3
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-4 through F-5
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	F-6
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	F-7
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-9 through F-11
Notes to Consolidated Financial Statements	F-12 through F-57

      Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

  AmerUs Group Co.

      We have audited the accompanying consolidated balance sheets of AmerUs Group Co. as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of AmerUs Group Co. for the year ended December 31, 2000, were audited by other auditors whose report dated February 5, 2001, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerUs Group Co. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

      As discussed in note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles and in 2001 the Company changed its method of accounting for derivative instruments and its method of accounting for its closed block of business.

Des Moines, Iowa

February 5, 2003

REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

  AmerUs Group Co.:

      We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of AmerUs Group Co. and subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of AmerUs Group Co. and subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Des Moines, Iowa

February 5, 2001

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,

	2002	2001

Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$13,328,902	$11,037,425
Equity securities	63,345	11,362
Short-term investments	32,318	14,881
Securities held for trading purposes at fair value:
Fixed maturity securities	1,843,868	2,175,106
Equity securities	—	12,013
Short-term investments	—	4,212
Mortgage loans	883,034	944,532
Real estate	476	1,405
Policy loans	496,753	506,318
Other investments	283,794	345,179

Total investments	16,932,490	15,052,433
Cash and cash equivalents	102,612	179,376
Accrued investment income	185,660	174,238
Premiums, fees and other receivables	13,082	9,920
Reinsurance receivables	865,930	732,030
Deferred policy acquisition costs	884,239	642,680
Value of business acquired	454,159	583,829
Goodwill	218,995	195,484
Property and equipment	74,188	83,221
Deferred income taxes	—	12,140
Other assets	326,397	305,416
Separate account assets	235,913	328,385

Total assets	$20,293,665	$18,299,152

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS
($ in thousands)

	December 31,

	2002	2001

Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$16,244,016	$15,102,001
Policyowner funds	1,335,144	432,941

	17,579,160	15,534,942
Accrued expenses and other liabilities	283,836	512,500
Dividends payable to policyowners	303,062	221,224
Policy and contract claims	39,569	33,147
Income taxes payable	61,325	45,809
Deferred income taxes	16,499	—
Notes payable	511,353	384,628
Separate account liabilities	235,913	328,385

Total liabilities	19,030,717	17,060,635
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,656,280 shares issued and 39,011,578 shares outstanding in 2002; 43,505,998 shares issued and 41,759,450 shares outstanding in 2001	43,656	43,506
Additional paid-in capital	1,179,646	1,177,688
Accumulated other comprehensive income (loss)	88,522	12,669
Unearned compensation	(458)	(727)
Unallocated ESOP shares	(1,443)	(224)
Retained earnings	109,517	62,187
Treasury stock, at cost (4,644,702 shares in 2002 and 1,746,548 shares in 2001)	(156,492)	(56,582)

Total stockholders’ equity	1,262,948	1,238,517

Total liabilities and stockholders’ equity	$20,293,665	$18,299,152

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Years Ended December 31,

	2002	2001	2000

Revenues:
Insurance premiums	$350,812	$305,905	$266,155
Universal life and annuity product charges	161,510	146,055	99,940
Net investment income	994,007	873,174	699,525
Realized/unrealized gains (losses) on investments	(149,919)	(90,629)	(28,975)
Other income	71,986	47,024	35,292

	1,428,396	1,281,529	1,071,937

Benefits and expenses:
Policyowner benefits	890,688	753,003	624,361
Underwriting, acquisition and other expenses	152,749	140,471	123,467
Demutualization costs	1,186	969	11,265
Restructuring costs	21,225	8,566	—
Amortization of deferred policy acquisition costs and value of business acquired	139,565	132,899	92,750
Dividends to policyowners	104,866	98,945	74,338

	1,310,279	1,134,853	926,181

Income from continuing operations	118,117	146,676	145,756
Interest expense	25,487	26,011	29,723

Income before income tax expense and minority interest	92,630	120,665	116,033
Income tax expense	29,764	39,522	42,516
Minority interest	—	—	21,677

Net income from continuing operations	62,866	81,143	51,840
Cumulative effect of change in accounting for derivatives, net of tax	—	(8,236)	—

Net income	$62,866	$72,907	$51,840

Net income from continuing operations per common share:
Basic	$1.57	$2.20	$2.48

Diluted	$1.56	$2.17	$2.46

Net income per common share:
Basic	$1.57	$1.97	$2.48

Diluted	$1.56	$1.95	$2.46

Weighted average common shares outstanding:
Basic	39,972,328	36,949,198	20,922,371

Diluted	40,398,378	37,453,428	21,035,518

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Years Ended December 31,

	2002	2001	2000

Net income	$62,866	$72,907	$51,840
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Transfer related to unrealized gain on available-for-sale securities reclassified to trading	—	(662)	—
Unrealized holding gains (losses) arising during period	17,324	31,298	92,221
Less: Reclassification adjustment for gains (losses) included in net income	(101,261)	(14,792)	(15,994)
Minimum pension liability adjustment	(1,888)	(3,587)	—

Other comprehensive income (loss), before tax	116,697	41,841	108,215
Income tax (expense) benefit related to items of other comprehensive income	(40,844)	(14,645)	(37,875)

	75,853	27,196	70,340
Amounts attributable to:
Minority interest	—	—	(19,580)
Change in accounting for derivatives	—	2,661	—

Other comprehensive income (loss), net of taxes	75,853	29,857	50,760

Comprehensive income (loss)	$138,719	$102,764	$102,600

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
($ in thousands)

			Accumulated
		Additional	Other		Unallocated				Total
	Common	Paid-In	Comprehensive	Unearned	ESOP	Unassigned	Retained	Treasury	Stockholders’
	Stock	Capital	Income (Loss)	Compensation	Shares	Surplus	Earnings	Stock	Equity

Balance at December 31, 1999	$—	$—	$(67,948)	$(187)	$(797)	$840,962	$—	$—	$772,030
2000:
Net income						33,801	18,039		51,840
Net unrealized gain (loss) on securities			50,937						50,937
Stock issued under various incentive plans, net of forfeitures	6	169	—	105	—	273	—	—	553
Dividends declared on common stock	—	—	—	—	—	—	(11,972)	—	(11,972)
Allocation of shares in leveraged ESOP	—	600	—	—	695	—	—	—	1,295
Minority interest ownership changes	—	—	(177)	—	(2)	94	—	—	(85)
Acquisition of minority interest	12,615	285,405	—	—	—	—	—	—	298,020
Demutualization of AmerUs Group	17,390	518,535	—	(64)	(579)	(875,130)	—	—	(339,848)
Other	—	5,185	—	—	—	—	—	—	5,185

Balance at December 31, 2000	30,011	809,894	(17,188)	(146)	(683)	—	6,067	—	827,955
2001:
Net income	—	—	—	—	—	—	72,907	—	72,907
Change in accounting for derivatives	—	—	2,661	—	—	—	—	—	2,661
Transfer related to unrealized gain (loss) on available-for-sale securities reclassified to trading	—	—	(430)	—	—	—	—	—	(430)
Net unrealized gain (loss) on securities	—	—	35,891	—	—	—	—	—	35,891
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	(5,933)	—	—	—	—	—	(5,933)
Stock issued under various incentive plans, net of forfeitures	206	5,861	—	(581)	—	—	—	108	5,594
Stock issued under exercise of warrants	—	(1,383)	—	—	—	—	—	4,468	3,085
Dividends declared on common stock	—	—	—	—	—	—	(16,787)	—	(16,787)
Purchase of treasury stock	—	—	—	—	—	—	—	(44,985)	(44,985)
Acquisition of IL Holdings	9,047	223,358	—	—	—	—	—	—	232,405
Conversion of company-obligated mandatorily redeemable preferred capital securities	4,242	139,478	—	—	—	—	—	(16,173)	127,547
Allocation of shares in leveraged ESOP	—	480	—	—	459	—	—	—	939
Minimum pension liability adjustment	—	—	(2,332)	—	—	—	—	—	(2,332)

Balance at December 31, 2001	43,506	1,177,688	12,669	(727)	(224)	—	62,187	(56,582)	1,238,517
2002:
Net income	—	—	—	—	—	—	62,866	—	62,866
Net unrealized gain (loss) on securities	—	—	73,646	—	—	—	—	—	73,646
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	3,434	—	—	—	—	—	3,434
Stock issued under various incentive plans, net of forfeitures	150	5,730	—	269	—	—	—	1	6,150
Stock issued under exercise of warrants	—	(3,802)	—	—	—	—	—	12,205	8,403
Purchase of ESOP shares and treasury stock	—	—	—	—	(2,522)	—	—	(112,116)	(114,638)
Dividends declared on common stock	—	—	—	—	—	—	(15,536)	—	(15,536)
Allocation of shares in leveraged ESOP	—	30	—	—	1,303	—	—	—	1,333
Minimum pension liability adjustment	—	—	(1,227)	—	—	—	—	—	(1,227)

Balance at December 31, 2002	$43,656	$1,179,646	$88,522	$(458)	$(1,443)	$—	$109,517	$(156,492)	$1,262,948

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net income	$62,866	$72,907	$51,840
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting for derivatives	—	8,236	—
Product charges on universal life and annuity products	(129,387)	(121,547)	(72,952)
Interest credited to policyowner account balances	437,557	392,663	310,175
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	(28,759)	(52,747)	—
Realized/unrealized (gains) losses on investments	149,919	90,629	28,975
Goodwill amortization	—	8,324	8,259
DAC and VOBA amortization	139,565	132,899	92,750
Minority interest	—	—	21,677
Change in:
Accrued investment income	(11,422)	(6,891)	(6,889)
Reinsurance receivables	(129,638)	(123,569)	(3,929)
Securities held for trading purposes:
Fixed maturities	321,836	49,329	—
Equity securities	12,013	(11,342)	—
Short-term investments	4,221	(4,186)	—
DAC and VOBA	(405,493)	(318,653)	(193,073)
Liabilities for future policy benefits	525,538	54,746	133,371
Accrued expenses and other liabilities	(40,684)	(64,984)	10,919
Policy and contract claims and other policyowner funds	30,769	(48,423)	(5,500)
Income taxes:
Current	14,837	39,092	(12,563)
Deferred	(24,363)	(7,914)	20,691
Other, net	(9,321)	8,545	(10,500)

Net cash provided by operating activities	920,054	97,114	373,251

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(8,269,367)	(4,673,375)	(1,954,326)
Proceeds from sale of fixed maturities available-for-sale	5,736,480	2,745,381	949,325
Maturities, calls and principal reductions of fixed maturities available-for-sale	959,293	1,006,631	690,060
Purchase of equity securities	(66,408)	(51,190)	(141,532)
Proceeds from sale of equity securities	771	57,013	30,933
Change in short-term investments, net	(17,216)	5,656	(22,353)
Purchase of mortgage loans	(64,416)	(150,143)	(90,964)

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

($ in thousands)

	For The Years Ended December 31,

	2002	2001	2000

Proceeds from repayment and sale of mortgage loans	130,855	118,479	202,270
Purchase of real estate and other invested assets	(28,872)	(104,438)	(104,284)
Proceeds from sale of real estate and other invested assets	61,661	48,417	122,113
Change in policy loans, net	9,565	3,883	(14,763)
Other assets, net	4,684	(75,997)	(104,999)
Acquisitions, net of cash acquired	—	156,925	—
Purchase of minority interest	—	—	(969)

Net cash used in investing activities	(1,542,970)	(912,758)	(439,489)

Cash flows from financing activities:
Deposits to policyowner account balances	2,180,925	2,137,698	1,567,284
Withdrawals from policyowner account balances	(1,630,869)	(1,231,109)	(1,435,150)
Change in debt, net	(38,703)	74,947	19,364
Dividends to shareholders	(15,536)	(16,787)	(13,240)
Stock issued under various incentive plans, net of forfeitures	14,553	8,678	—
Purchase of treasury stock	(114,638)	(44,985)	—
Proceeds from issuance of OCEANs	179,593	—	—
Purchase of company-obligated mandatorily redeemable capital securities	(20,805)	—	—
Conversion of company-obligated mandatorily redeemable capital securities	—	154	—
Adoption and allocation of shares in leveraged ESOP	1,333	939	1,295
Cash paid for demutualization distribution	—	—	(306,168)
Transfer of pension obligation to trustee	(9,481)	—	—
Other, net	(220)	—	640

Net cash provided by (used in) financing activities	546,152	929,535	(165,975)

Net increase (decrease) in cash	(76,764)	113,891	(232,213)
Cash and cash equivalents at beginning of period	179,376	65,485	297,698

Cash and cash equivalents at end of period	$102,612	$179,376	$65,485

Supplemental disclosure of cash activities:
Interest paid	$25,408	$29,325	$39,415

Income taxes paid	$22,351	$1,914	$4,043

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

($ in thousands)

	For The Years Ended December 31,

	2002	2001	2000

Details of acquisitions:
Fair value of assets acquired	$—	$5,676,350	$—
Liabilities assumed	—	5,349,908	—

Carrying value of acquisitions	—	326,442	—
Common stock issued	—	(232,405)	—
Accrual of cash payout component of purchase price	—	(9,000)	—
Preliminary investment in ILGC	—	(77,200)	—
Acquisition costs previously paid	—	(2,857)	—

Cash paid	—	4,980	—
Less: Cash acquired	—	161,905	—

Net cash (received in) acquisitions	$—	$(156,925)	$—

Details of acquisition of minority interest:
Minority interest ownership in assets acquired	$—	$—	$4,750,145
Minority interest ownership of liabilities assumed	—	—	4,499,238

Fair value of minority interest acquired	—	—	250,907
Allocation of excess costs of acquiring the minority interest over the fair value of identifiable assets less liabilities	—	—	47,113

Value of common stock issued to acquire minority interest	$—	$—	$298,020

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      AmerUs Group Co. (Company) is a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance, annuity and insurance deposit products to individuals and businesses in all 50 states, the District of Columbia and the U.S. Virgin Islands. The Company has two reportable operating segments: protection products and accumulation products. The protection products segment was formerly known as the life insurance segment and the accumulation products segments was formerly known as the annuity segment. The primary offerings of the protection products segments are whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. The primary offerings of the accumulation products segment are individual deferred fixed annuities, equity-indexed annuities and funding agreements.

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

      The acquisition of the ALHI Minority Interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company’s results of operations on the line titled minority interest in the Company’s consolidated statements of income. From the acquisition date forward, the Company’s results of operations include 100% of these earnings.

Consolidation and Basis of Presentation

      The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

      The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally, ALIC, AmerUs Annuity Group Co. (AAG, formerly AmVestors Financial Corporation (AmVestors)), AmerUs Capital Management Group, Inc. (ACM), and ILICO Holdings, Inc., the holding company of Indianapolis Life Insurance Company (ILIC) and its subsidiaries (ILICO). As discussed in note 15, ILICO was acquired in May 2001. All significant intercompany transactions and balances have been eliminated in consolidation.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective on March 29, 2002, Western Security Life Insurance Company, a subsidiary of ILIC, was sold. The insurance business of Western Security Life Insurance Company was transferred to ILIC prior to the sale. The sale of the corporate organization and insurance licenses resulted in a gain of approximately $1.9 million which is included in realized gains.

      The residential financing and property operations were previously for sale and were carried as discontinued operations in the consolidated financial statements. During 2002, it was determined the sale would not be completed. As a result, the consolidated financial statements for prior periods have been restated to reclassify the assets, liabilities, and income of the discontinued operations to the respective financial statement line items. There was no adjustment to the carrying value of the net assets of these operations, and accordingly, there was no effect on stockholders’ equity or net income for the restatement.

      Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation.

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

Cash and Cash Equivalents

      For purposes of reporting cash flows, the Company includes cash and amounts due from other financial institutions and interest-bearing deposits in other financial institutions purchased with original maturities of three months or less in cash and cash equivalents. Amounts of interest-bearing deposits included as cash equivalents at December 31, 2002 and 2001 were $99.1 million and $186.4 million, respectively.

Closed Block

      The Company has established two Closed Blocks of policies: (a) the first on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company, and (b) the second on March 31, 2001 in connection with the reorganization of ILIC from a mutual company to a stock company (collectively, the Closed Block). Insurance policies which had a dividend scale in effect as of each Closed Block establishment date were included in the Closed Block. The Closed Block was designed to give reasonable assurance to owners of insurance policies that, after the reorganization of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continues. The assets, including revenue therefrom, allocated to the Closed Block will accrue solely to the benefit of the owners of policies included in the Closed Block until the Closed Block no longer exists. The Company will continue to pay guaranteed benefits under all policies, including policies included in the Closed Block, in accordance with their terms. In the event that the Closed Block’s assets were insufficient to meet the benefits of the Closed Block’s guaranteed benefits, general assets would be utilized to meet the contractual benefits of the Closed Block’s policyholders.

      A policyholder dividend obligation is required to be established for earnings in the Closed Block that are not available to shareholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block. If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a policyholder dividend obligation. This policyholder dividend obligation represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income.

      Effective January 1, 2001, the Company adopted the Accounting Standards Executive Committee’s Statement of Position 00-3 “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Long-Duration Participating Contracts” (SOP 00-3). The provisions of SOP 00-3 required the Company to modify its presentation of the Closed Block in its consolidated financial statements to no longer show the operations of the Closed Block and the assets and liabilities of the Closed Block as single line items. In addition, SOP 00-3 required the Company to report unrealized gains and losses on the Closed Block’s investments as a component of the Closed Block’s policyholder dividend obligation rather than accumulated other comprehensive income (AOCI). As a result, unrealized gains net of deferred taxes amounting to $6.0 million at December 31, 2000 were reclassified from accumulated other comprehensive income to dividends payable to policyowners. There was no net income effect of adopting SOP 00-3.

Investments

      Investments in fixed maturity securities, equity securities and short-term investments that are to be held for indefinite periods of time are reported as securities available-for-sale and are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of these securities are reflected as a component of stockholders’ equity, except for certain policies which have specific investments identified and for which valuation changes and related unrealized gains and losses are included in future life and annuity policy benefits. These unrealized gains or losses in stockholders’ equity are reported net of taxes and adjustments to deferred policy acquisition costs (DAC), value of business acquired (VOBA) and policy reserves. Fixed maturity and equity securities that are bought and held principally to back our total return strategy fixed annuity products are reported as trading securities and are carried at fair value with unrealized gains or losses reported in operations. Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. The accreted carrying value of investments in structured securities that can be contractually prepaid or settled in a way that substantially all of an investment may not be recovered is determined by updating the estimate for the amount and timing of cash flows with resulting adjustments in the accretable yield accounted for prospectively. Should this estimate of cash flows reflect an adverse change from an immediately preceding estimate, an other-than-temporary impairment is deemed to have occurred and, accordingly, the structured security is written down to fair value with the change reflected in income. For loan-backed and structured securities included in fixed maturity securities, income is recognized using a constant effective yield based on currently anticipated cash flows.

      Investments are considered impaired when the Company determines that collection of principal or interest is doubtful and adjusts such investments to fair value when it is determined an impairment is other than temporary.

      Market values of fixed maturity securities are reported based on quoted market prices, where available. Market values of fixed maturity securities not actively traded in a liquid market are estimated by comparison to similar securities with quoted prices when possible. Otherwise, the most recent purchases and sales of similar unquoted securities, independent broker quotes or internally prepared valuations are used to estimate fair value. Internally prepared valuations use a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Market values of the conversion features embedded in convertible fixed maturity securities are estimated using an option-pricing model. Market values of redeemable preferred stocks and equity securities are based on the latest quoted market prices, or for those not readily marketable, generally at values which are representative of the market values of comparable issues.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company issued a $250 million fixed rate funding agreement in 1999. Under the transaction, a five-year floating rate insurance contract was issued to a commercial paper conduit which was swapped to a fixed-rate. During 2002, additional funding agreements totaling $875 million were placed primarily in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the Company. The funding agreements are further backed by the general account assets of the insurance companies. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the counter-party unless there is a default under the agreements, but the Company may terminate the agreements at any time.

      Investments in partnerships in which the Company’s ownership percentage exceeds 3% and joint ventures are generally accounted for under the equity method whereby the Company initially records the investment at cost. Subsequently, the Company increases or decreases the carrying amount of the investment for its share of income or loss, of the investee. Investments in partnerships in which the Company’s ownership percentage is less than 3% are generally accounted for under the cost method whereby dividends received by the investee are recognized as income. The Company is primarily a limited partner in such investments. These investments are shown as other investments and totaled approximately $56.3 million and $75.1 million at December 31, 2002 and 2001, respectively.

      Realized gains and losses are included in earnings and are determined using the specific identification method. The carrying value of investments is reduced to its estimated realizable value if a decline in fair value is considered other than temporary with such reduction charged to earnings.

Derivative Instruments and Hedging Activities

      The Company uses financial instruments including options, futures, swaps, caps and swaptions to reduce its exposure to changes in interest rates and to manage duration mismatches. The Company also uses call options to hedge equity-indexed life and annuity products. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. Although the Company is subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company is not a party to leveraged derivatives. Derivative instruments are included in other investments.

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and 138. SFAS 133 requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the consolidated balance sheet at fair value. Accounting for gains and losses resulting from changes in the fair values of derivatives is dependent upon the

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use of the derivative and its qualification for special hedge accounting. See note 4 for additional information regarding the adoption of SFAS 133.

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

Policy Acquisition Costs

      Certain commissions, policy issue and underwriting costs, and other variable costs, including bonus interest, incurred to acquire or renew traditional life insurance, universal life insurance, and annuity products are deferred. The method of amortizing DAC for traditional life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company’s statutory surplus. DAC for participating traditional life insurance is generally amortized over the life of the policies in proportion to the present value of estimated gross margins. Non-participating traditional life insurance DAC is amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance and annuity products, DAC is generally amortized in proportion to the present value of estimated gross margins from surrender charges and investment, mortality, and expense margins. The amortization for participating traditional life, universal life, and annuity products is adjusted retrospectively when current or estimated future gross margins on the underlying policies vary from previous estimates. The DAC asset is also adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities.

Value of Business Acquired

      The portion of the purchase price from insurance companies allocated to the right to receive future cash flows from insurance contracts existing at the date of the acquisition is referred to as VOBA. This cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.

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

      The discount rate used to determine the value of policies purchased is the rate of return required in order to invest in the business being acquired. Factors in determining this rate include the cost of capital required to fund the acquisition; the acquired company’s compatibility with other Company activities that may impact future cash flows; the complexity of the acquired company; and recent discount rates used by others to determine valuations to acquire similar blocks of business.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover the VOBA, the difference is charged to expense as an additional write-off of the VOBA.

Goodwill

      Goodwill represents the excess of the amount paid to acquire a company over the fair value of its net assets. Prior to 2002, goodwill was amortized on a straight-line basis over a thirty year period. Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 adopts a nonamortization, impairment — only model for the Company’s goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses. The Company accordingly discontinued amortization of goodwill on January 1, 2002. See note 17 for additional information regarding the adoption of SFAS 142.

Property and Equipment

      Property and equipment is recorded at cost and is depreciated principally under the straight-line method over the estimated useful lives of the assets.

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

Recognition of Revenues

      Premiums for traditional life insurance products (including those products with fixed and guaranteed premiums and benefits and which consist principally of whole life insurance policies and certain annuities with life contingencies) are recognized as revenues when due. For limited payment life insurance policies, premiums are recorded as income when due with any excess profit deferred and recognized over the expected lives of the contracts. Amounts received as payments for universal life insurance policies, annuity products (including deferred annuities and annuities without life contingencies) and funding agreements are not recorded as premium revenue. Revenues for such contracts consist of policy charges for the cost of insurance, policy administration charges, and surrender charges assessed against policyowner account balances during the period. All insurance-related revenue is reported net of reinsurance ceded.

Future Policy Benefits

      The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.00 percent to 7.50 percent. The weighted average interest rate for all traditional life policy reserves was 4.60 percent in 2002, 4.81 percent in 2001 and 4.35 percent in 2000. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

      Future policy benefit reserves for universal life insurance, annuity products and funding agreements are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. In addition, reserves for universal life policies include a deferred revenue liability, if any, for excess first-year policyowner charges. Policy benefits and claims that are charged to expense include benefit

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rates for universal life products were 5.39 percent in 2002, 5.63 percent in 2001 and 5.62 percent in 2000. The range of interest crediting rates for annuity products, excluding bonus interest payouts, was 3.00 to 7.20 percent in 2002, 3.00 to 7.16 percent in 2001 and 4.00 to 7.16 percent in 2000. The weighted average interest rate for funding agreements was 4.69 percent for the fixed-rate agreements and 2.01 percent for the floating-rate agreements in 2002, 4.46 percent for the floating-rate agreement in 2001 and 6.75 percent for the floating-rate agreement in 2000.

Reinsurance

      The Company enters into reinsurance agreements with other companies in the normal course of business. The Company may assume reinsurance or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

Participating Policies

      Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Approximately 56 percent in 2002 and 66 percent in 2001 of traditional life policies are currently paying dividends. Traditional life policies represent approximately 70 percent in 2002 and 2001 of the Company’s individual life policies in force (based on face amounts).

Stock-Based Compensation

      At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation ($ in thousands):

	For The Years Ended December 31,

	2002	2001	2000

Net income, as reported	$62,866	$72,907	$51,840
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,094)	(5,123)	(1,555)

Pro forma net income	$57,772	$67,784	$50,285

Earnings per share:
Basic — as reported	$1.57	$1.97	$2.48

Basic — pro forma	$1.45	$1.83	$2.40

Diluted — as reported	$1.56	$1.95	$2.46

Diluted — pro forma	$1.43	$1.81	$2.39

Guaranty Fund Assessments

      The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 2002 and 2001, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies and has established an other asset for assessments expected to be recovered through future premium tax offsets.

Benefit Plan Costs

      The Company accounts for its pension benefits and other post retirement benefits other than pensions, including medical and life insurance, using the full accrual method.

Income Taxes

      The Company and its non-life insurance subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns, except for ILIC, Bankers Life Insurance Company of New York and IL Annuity and Insurance Company (IL Annuity) which together file a consolidated tax return beginning in 2002. In prior years, the life insurance subsidiaries filed separate federal income tax returns. The separate return method is used to compute the Company’s provision for allocating federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

Comprehensive Income (Loss)

      Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains included in net income which merely represent transfers from unrealized to realized gains and losses. Such amounts totaled ($101.3) million, ($14.8) million and ($16.0) million in 2002, 2001 and 2000, respectively.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants and is calculated using the treasury stock method. In addition, diluted earnings per share applicable to the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANsSM) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is established at the amount of the annual regular dividend. See further discussion of the OCEANs in note 8.

Emerging Accounting Matters

FIN 45

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 clarifies disclosure and recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. See note 12 for disclosures related to our guarantees.

FIN 46

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB 51, (FIN 46). FIN 46 provides guidance to identify variable interest entities, or VIEs, and their consolidation by a primary beneficiary. A VIE is defined as an entity in which either 1) the equity investors, if any, do not have a controlling financial interest, or 2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. An enterprise whose investment in a VIE absorbs the majority of the VIE’s expected losses or receives a majority of its expected residual returns is considered a primary beneficiary, although not all VIEs will have a primary beneficiary. FIN 46 requires primary beneficiaries to consolidate VIEs in their financial statements and also requires additional disclosures for enterprises which are not primary beneficiaries but which have a significant variable interest in a VIE. The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and is to be applied in the first interim period beginning after June 15, 2003 for interests in VIEs acquired before February 1, 2003. The additional disclosure is required for financial statements issued after January 31, 2003. At December 31, 2002, the Company held interests in structured securities arrangements which meet the definition of VIEs. The Company would be considered the primary beneficiary for several of those structured securities, which if consolidated at December 31, 2002, would result in an increase in total assets of $167 million, an increase in total liabilities of $154 million and an increase in total stockholders’ equity of $13 million. See note 3 for disclosures and additional information related to the VIE interests.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the investment portfolio is managed through asset/liability management techniques which attempt to match the duration of the assets with the estimated duration of the liabilities. The Company also utilizes derivative investment contracts to manage interest rate risk.

      The potential also exists for changes in the legal or regulatory environment in which the Company operates, which can create additional costs and expenses not anticipated by the Company in pricing its products. Such regulatory initiatives or new legal theories may create costs for the Company beyond those recorded in the financial statements. The Company mitigates this risk by closely monitoring the regulatory environment to anticipate changes and by using underwriting practices which identify and minimize the potential adverse impact of this risk.

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

(2) CLOSED BLOCK

      The Closed Block is presented on a pre-tax basis and accordingly does not include current or deferred taxes. Summarized financial information of the Closed Block as of December 31, 2002, 2001 and 2000 and for the years then ended is as follows:

	2002	2001	2000

	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,840,041	$2,835,423	$1,654,784
Policyowner funds	4,400	4,656	5,081
Accrued expenses and other liabilities	44,295	69,678	36,621
Dividends payable to policyowners	147,177	154,139	138,991
Policy and contract claims	10,390	8,843	5,495
Policyowner dividend obligation	118,623	61,486	24,916

Total Liabilities	3,164,926	3,134,225	1,865,888

Assets:
Fixed maturity securities (amortized cost 2002 — $1,869,218; 2001 — $1,785,042; 2000 — $1,182,324)	1,970,659	1,829,060	1,191,592
Mortgage loans	90,872	105,901	—
Policy loans	354,784	363,981	201,092
Other investments	1,047	4,653	2,934
Cash and cash equivalents	6,178	18,382	3,025
Accrued investment income	30,726	32,396	16,811
Premiums and fees receivable	16,999	22,414	7,062
Other assets	23,917	41,827	41,885

Total Assets	2,495,182	2,418,614	1,464,401

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$669,744	$715,611	$401,487

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	($ in thousands)
Change in policyowner dividend obligation:
Balance at beginning of year	$61,486	$24,916	$—
Impact on net income before income taxes	(287)	1,820	(783)
Unrealized investment gains (losses)	57,424	34,750	25,699

Balance at end of year	$118,623	$61,486	$24,916

Operations:
Insurance premiums	$265,586	$220,291	$185,350
Universal life and annuity product charges	8,750	12,200	12,485
Net investment income	157,928	132,402	97,952
Realized gains (losses) on investments	(2,400)	8,719	(695)
Policyowner benefits	(284,821)	(239,688)	(200,850)
Underwriting, acquisition and other expenses	(4,843)	(5,958)	(1,415)
Dividends to policyowners	(95,443)	(91,609)	(68,324)

Contribution from the Closed Block before income taxes	$44,757	$36,357	$24,503

Maximum future earnings from Closed Block assets and liabilities:
Beginning of year	$715,611	$401,487	$420,119
Pretax contribution from the Closed Block	(44,757)	(36,357)	(24,503)
Federal income taxes funded by the Closed Block	14,553	5,336	21,492
Acquisition of Minority Interest adjustment	—	—	13,993
Acquisition of Closed Block and related adjustment	(15,663)	345,145	—
Unrealized losses limited to zero policyowner dividend obligation	—	—	(29,614)

Balance at end of year	$669,744	$715,611	$401,487

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) INVESTMENTS

Investment Assets

      The Company’s investments at December 31, 2002 and 2001 classified as securities available-for-sale and securities held for trading purposes are summarized as follows (the amortized cost for securities held for trading purposes represents carrying value):

	2002

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	($ in thousands)
Fixed maturity securities available-for-sale:
Corporate bonds	$8,111,585	$510,062	$133,461	$8,488,186
U.S. government bonds	638,103	28,392	421	666,074
State and political subdivisions	45,336	4,633	—	49,969
Foreign government bonds	236,601	9,831	3,157	243,275
Asset-backed bonds	796,877	20,376	43,984	773,269
Collateralized mortgage-backed securities	639,236	36,760	365	675,631
Mortgage-backed bonds	2,248,055	72,721	278	2,320,498
Redeemable preferred stock	151,919	282	40,201	112,000

Total fixed maturities available-for-sale	12,867,712	683,057	221,867	13,328,902

Fixed maturity securities held for trading purposes:
Corporate bonds	1,443,401	—	—	1,443,401
U.S. government bonds	306,970	—	—	306,970
Foreign government bonds	3,633	—	—	3,633
Asset-backed bonds	4,352	—	—	4,352
Collateralized mortgage-backed securities	6,632	—	—	6,632
Mortgage-backed bonds	70,754	—	—	70,754
Redeemable preferred stock	8,126	—	—	8,126

Total fixed maturities held for trading purposes	1,843,868	—	—	1,843,868

Total fixed maturities	$14,711,580	$683,057	$221,867	$15,172,770

Equity securities available-for-sale	$62,602	$1,163	$420	$63,345

Short-term investments available-for-sale	$32,050	$308	$40	$32,318

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	($ in thousands)
Fixed maturity securities available-for-sale:
Corporate bonds	$7,236,357	$228,831	$110,355	$7,354,833
U.S. government bonds	484,923	21,378	277	506,024
State and political subdivisions	45,729	2,619	—	48,348
Foreign government bonds	128,785	7,467	2,083	134,169
Asset-backed bonds	773,648	14,897	44,866	743,679
Collateralized mortgage-backed securities	373,339	9,879	854	382,364
Mortgage-backed bonds	1,683,891	32,699	4,086	1,712,504
Redeemable preferred stock	174,580	1,810	20,886	155,504

Total fixed maturities available-for-sale	10,901,252	319,580	183,407	11,037,425

Fixed maturity securities held for trading purposes:
Corporate bonds	1,869,228	—	—	1,869,228
U.S. government bonds	267,536	—	—	267,536
Asset-backed bonds	2,308	—	—	2,308
Collateralized mortgage-backed securities	2,638	—	—	2,638
Mortgage-backed bonds	32,270	—	—	32,270
Redeemable preferred stock	1,126	—	—	1,126

Total fixed maturities held for trading purposes	2,175,106	—	—	2,175,106

Total fixed maturities	$13,076,358	$319,580	$183,407	$13,212,531

Equity securities available-for-sale	$11,021	$770	$429	$11,362
Equity securities held for trading purposes	12,013	—	—	12,013

Total equity securities	$23,034	$770	$429	$23,375

Short-term investments available-for-sale	$14,829	$52	$—	$14,881
Short-term investments held for trading purposes	4,212	—	—	4,212

Total short-term investments	$19,041	$52	$—	$19,093

      The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2002, are summarized by stated maturity as follows:

	Amortized	Fair
	cost	value

	($ in thousands)
Fixed maturities available-for-sale:
Due in 2003	$511,837	$519,274
Due in 2004 — 2008	3,504,545	3,679,663
Due in 2009 — 2013	3,807,686	3,935,632
Due after 2013	2,795,589	2,873,835
Mortgage-backed securities	2,248,055	2,320,498

	$12,867,712	$13,328,902

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed maturities held for trading purposes:
Due in 2003	$15,208
Due in 2004 — 2008	601,765
Due in 2009 — 2013	314,584
Due after 2013	841,557
Mortgage-backed securities	70,754

$1,843,868

      The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Included in equity securities available-for-sale is Federal Home Loan Bank of Des Moines (FHLB) capital stock amounting to $50.3 million and $6.3 million at December 31, 2002 and 2001, respectively. As a member of the FHLB, the Company is required to own the capital stock to utilize various FHLB financing and other services.

      At December 31, 2002 and 2001, investments in fixed maturity securities with a carrying amount of $47.1 million and $55.6 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

      No investment in any person or its affiliates exceeded 10 percent of stockholders’ equity at December 31, 2002 and 2001.

      Other investments include investments which are carried on the equity method of accounting. Distributions from such equity method investments amounted to $2.6 million, $7.7 million and $4.4 million in 2002, 2001 and 2000, respectively.

      Major categories of investment income are summarized as follows:

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Fixed maturity securities	$872,862	$760,670	$599,331
Equity securities	304	4,546	7,795
Mortgage loans	77,592	64,723	43,527
Real estate	136	53	36
Policy loans	31,170	29,004	19,833
Other	25,256	27,599	39,990

Gross investment income	1,007,320	886,595	710,512
Investment expenses	13,313	13,421	10,987

Net investment income	$994,007	$873,174	$699,525

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and Unrealized Gains (Losses)

      Realized and unrealized gains and losses on investments and provisions for loan losses are summarized as follows:

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Securities available-for-sale:
Fixed maturity securities
Gross realized gains	$141,687	$52,101	$33,606
Gross realized losses	(236,063)	(75,295)	(52,524)
Equity securities
Gross realized gains	418	833	1
Gross realized losses	(155)	(12)	(1,492)
Realized/unrealized gains (losses) on other investments	(12,474)	(9,313)	8,869
Provision for loan losses	1,877	1,106	2,225
Realized/unrealized gains/(losses) on swaps	2,674	—	—
Realized/unrealized gains/(losses) on option assets	(42,942)	(54,186)	(19,660)

Realized/unrealized gains/(losses) on available-for-sale securities	(144,978)	(84,766)	(28,975)
Realized/unrealized gains/(losses) on held-to-maturity securities	(4,941)	(5,863)	—

Total	$(149,919)	$(90,629)	$(28,975)

      The unrealized appreciation (depreciation) on invested assets available-for-sale is reported as a separate component of stockholders’ equity, reduced by adjustments to DAC, VOBA, future life and annuity policy benefits, and a provision for deferred income taxes. Unrealized appreciation (depreciation) attributable to the Closed Block amounting to $101.4 million at December 31, 2002, $44.0 million at December 31, 2001 and $9.3 million at December 31, 2000 have been included in dividends payable to policyowners.

      A summary of the components of the net unrealized appreciation (depreciation) on invested assets carried at fair value and other components of accumulated other comprehensive income is as follows:

	December 31,

	2002	2001

	($ in thousands)
Unrealized appreciation (depreciation)
Securities available-for-sale:
Fixed maturity securities	$461,190	$136,173
Equity securities	743	341
Short-term investments	268	52
Other investments	(3,538)	(9,059)
Deferred policy acquisition costs and VOBA	(216,973)	(60,209)
Policy reserves and policyowner funds	1,402	(203)
Deferred income taxes	(47,654)	(6,821)
Minimum pension liability adjustment	(5,475)	(3,587)
Policyowner dividend obligation	(101,441)	(44,018)

	$88,522	$12,669

      The change in unrealized appreciation (depreciation) on fixed maturity securities was an increase of $325.0 million, an increase of $ 158.8 million and an increase of $296.5 million for the years ended

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002, 2001 and 2000, respectively; the corresponding amounts for equity securities was an increase of $0.4 million, an increase of $0.3 million and a decrease of $0.8 million, respectively.

Variable Interest Entities

      The Company has investments in variable interest entities as described by FIN 46. The following is a description of those interests for which the Company would be considered primary beneficiary as well as those for which the Company would not be the primary beneficiary. If an enterprise is considered to be a primary beneficiary, the variable interest entity would be consolidated upon adoption of FIN 46.

Interests as Primary Beneficiary

      The Company holds investments in trusts that contain a limited partnership interest and either U.S. treasury strips or Aaa/ AAA rated corporate strips. The purpose of these entities is to enable the Company to invest in limited partnerships in a defeased form. The investments were made between 1998 and 2001. The Company’s carrying value of these fixed income investments is $463.9 million at December 31, 2002. The total assets of the entities are $472.1 million. In addition to the Company’s interests, there are $8.2 million of minority interests. The holders of these minority interests have no recourse against the Company. No Company assets are used to collateralize any obligations. The Company’s maximum exposure to loss is its carrying value of the investment.

      The Company issued a $250 million collateralized bond obligation (CBO) in 1996 and 1997 and currently holds interests in several of the tranches, most of which are held in trusts along with U.S. treasury strips. The purpose of the CBO is to securitize high yield bonds and earn a spread over the cost of the funds from the different tranches issued. The collateral for this transaction was high yield and emerging markets debt. The outstanding balance of all tranches was $203.3 million at December 31, 2002, of which third parties hold $146.1 million. These third parties have no recourse against the Company. The total value of the CBO assets is $220.0 million at December 31, 2002. The total carrying value of the Company’s interests is $60.7 million at December 31, 2002. There is no exposure to loss as the trusts in which the Company holds most of its interests also contain treasury strips, which can only be used to satisfy the Company’s interests. The face amount of these treasury strips exceeds the total carrying value of the Company’s interests. The remaining assets do not collateralize any obligation other than the tranches of the CBO.

Interests Not as Primary Beneficiary

      The Company holds residual interests in structures that contain first and second lien residential mortgages. The purpose of these structures is to provide a form of financing for the lender. The investments were made in 1999, 2000 and 2001. As of December 31, 2002, the total assets of these structures are approximately $291.6 million. The Company’s maximum exposure to loss is its carrying value of the residual interests, which is $22.1 million at December 31, 2002.

      The Company holds an investment in a limited partnership which was formed to construct multifamily housing. The investment was made in 2001. As of December 31, 2002, the total assets of the partnership are approximately $45 million. The Company’s maximum exposure to loss is the carrying value of its asset which amounted to $10.4 million at December 31, 2002.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Effective January 1, 2001, the Company adopted SFAS 133 which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In accordance with

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provisions of SFAS 133, the Company recorded a transition adjustment as of January 1, 2001 upon adoption of the standard to recognize its derivative instruments at fair value resulting in a pre-tax reduction to income of $12.4 million ($8.2 million after-tax) and an increase to AOCI of $2.7 million, net of tax. The basic and diluted earnings per common share for the cumulative effect of the change in accounting for derivatives amounted to $0.22 for 2001. The reduction to income, which is classified as a “cumulative effect of change in accounting for derivatives, net of tax” in the consolidated statements of income, is attributable to losses on basis swaps that were natural hedges and losses on interest rate swaps reclassified from AOCI that have been redesignated as cash flow hedges of a floating rate funding agreement liability effective January 1, 2001. In addition, the reduction to income includes adjustments to fair value for options being used as natural hedges of embedded options contained within equity-indexed life and annuity products. The increase in AOCI, which is classified as “change in accounting for derivatives” in the consolidated statements of comprehensive income, is attributable to the reclassification of the interest rate swap’s fair value adjustment from AOCI to the consolidated statements of income.

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

      The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Free standing derivatives are recorded in the consolidated balance sheets at fair value in other assets and option derivatives embedded in equity-indexed annuity products are marked to fair value and classified in the consolidated balance sheets as “policy reserves and policyowner funds.” This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions, other than natural hedges, are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When a determination is made that a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting for the hedge.

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

      The Company has equity-indexed life and annuity products that guarantee the return of principal to the customer and credits interest based on certain indices, primarily the Standard & Poor’s 500 Composite Stock Price Index® (S&P 500 Index). A portion of the premium from each customer is invested in investment grade

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed income securities and is intended to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase call options to hedge the growth in interest credited to the customer as a direct result of increases in the related indices. The amounts to be paid or received pursuant to these agreements are accrued and recognized in income over the life of the agreements. Both call options held by the Company and the options embedded in the policy, which the Company has designated as a natural hedge, are valued at fair value. The change in fair value for the call options is included in realized/unrealized gains (losses) on investments and the change in fair value of the embedded options is included in policyowner benefits in the consolidated statements of income.

      The Company has certain products that credit interest based on a total return strategy. Under the total return strategy, the policyowner is allowed to allocate their premium payments to different asset classes within the Company’s general account assets to which the selected strategy is linked, less certain charges. The total return adjustment is paid when a policyowner accesses the funds. The Company guarantees a minimum return of premium plus approximately 3% interest per annum over the life of the contract. The general account assets backing the total return strategy of these products are fixed maturity securities and are designated by the Company as held for trading. Both the trading securities held by the Company and the product contracts are valued at fair value. The change in fair value for the trading securities is included in realized/unrealized gains (losses) on investments and the change in fair value of the contracts is included in policyowner benefits in the consolidated statements of income.

      During 2002 and 2001, realized/unrealized gains (losses) on investments included an unrealized loss of $40.0 million and $54.2 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed products. Additionally, 2002 and 2001 included an unrealized loss of $5.2 million and $5.9 million, respectively, from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to reduce contract liabilities for fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy annuity contracts of $28.8 million and $52.7 million in 2002 and 2001, respectively. In addition, basis swaps were terminated during 2001 and an increase in fair value of $1.8 million on those swaps were included in net investment income. AOCI included an unrealized gain of $3.4 million and a loss of $5.9 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during 2002 and 2001, respectively. In 2002, the Company undesignated a cash flow hedge and is now amortizing the amount in AOCI to earnings over the remaining life of the swap, which amounted to $4.4 million expense in 2002 from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability. The Company estimates that $2.6 million after-tax of derivative losses included in AOCI will be reclassified into earnings within the next twelve months. The ineffectiveness of the interest rate swap cash flow hedge was not considered significant for 2002 and 2001.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the income (loss) impact of the market value adjustment on trading securities and derivatives and the cash flow hedge amortization for 2002 and 2001:

	For The Years Ended
	December 31,

	2002	2001

	($ in thousands)
Fixed maturity securities held for trading	$(5,190)	$(5,863)
Options on equity-indexed products	(40,019)	(54,186)
Equity-indexed and total return strategy liabilities	28,759	52,747
Cash flow hedge amortization	(4,351)	—
DAC amortization impact of net adjustments above	(1,719)	(1,664)

Pre-tax total	(22,520)	(8,966)
Income taxes	7,882	3,138

After-tax total	$(14,638)	$(5,828)

      The Company’s outstanding derivative positions shown in notional or contract amounts, along with their carrying value and estimated fair values, are summarized as follows:

	December 31, 2002

	Notional	Carrying	Fair
	amount	value	value

	($ in thousands)
Interest rate swaps	$849,000	$(5,571)	$(5,571)
Credit default swaps	145,000	(231)	(231)
Options	1,161,653	65,753	65,753

	$2,155,653	$59,951	$59,951

	December 31, 2001

	Notional	Carrying	Fair
	amount	value	value

	($ in thousands)
Interest rate swaps	$218,500	$(10,343)	$(10,343)
Credit default swaps	100,000	(218)	(218)
Options	822,826	72,136	72,136

	$1,141,326	$61,575	$61,575

      In 2000, prior to the adoption of SFAS 133, the amounts to be received or paid pursuant to interest swap agreements were accrued and recognized in the consolidated statements of income through an adjustment to investment income over the life of the agreements. Gains or losses realized on closed or terminated agreements accounted for as hedges were deferred and amortized to investment income on a constant yield basis over the shorter of the life of the agreements or the expected remaining life of the underlying assets or liabilities. The amounts to be received or paid pursuant to call option agreements were accrued and recognized as an adjustment to income over the life of the agreements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the maturities of derivative products as of December 31, 2002:

	Maturity Schedule by Year for Derivative Products

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

	($ in thousands)
Interest rate swaps:
Notional amount	$50,000	$355,000	$—	$—	$187,000	$5,000	$—	$—	$—	$252,000
Weighted average:
Receive rate (A)	2.981%	3.104%	3.506%	3.506%	3.506%	3.638%	3.605%	3.605%	3.605%	3.605%
Pay rate (B)	3.447%	3.582%	3.403%	3.403%	3.403%	3.562%	3.605%	3.605%	3.605%	3.605%
Credit default swaps:
Notional amount	$50,000	$65,000	$20,000	$—	$10,000	$—	$—	$—	$—	$—
Weighted average:
Receive rate (C)	0.880%	0.890%	0.930%	0.930%	0.680%	—	—	—	—	—
Options:
Notional amount	$916,566	$101,646	$41,346	$13,700	$10,200	5,330	$5,905	$19,420	$22,950	$24,590

(A)	The actual variable rates in the agreements are based on a constant maturity treasury (CMT) plus a spread and one-month LIBOR and the table assumes that such rates will remain constant at December 31, 2002, levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(B)	The actual rates in the agreements are either fixed or based on three-month LIBOR and the table assumes that such rates will remain constant at December 31, 2002, levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(C)	The actual rates in the agreements are fixed based on the amount of risk assumed at the time of the transaction.

(5) MORTGAGE LOANS

      Mortgage loans consisted of the following:

	December 31,

	2002	2001

	($ in thousands)
Single-family real estate	$1,671	$8,410
Multi-family real estate	63,805	60,591
Commercial real estate	831,607	891,351
Other	1,324	1,430

	898,407	961,782
Allowance for credit losses	(15,373)	(17,250)

	$883,034	$944,532

      The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. At December 31, 2002, the states with the highest concentration of mortgage loans were Texas, Florida, California and Ohio with principal balances of $126.6 million, $121.9 million, $77.9 million and $65.1 million, respectively.

      The amounts the Company will ultimately realize from these loans could differ materially from their carrying values because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans and leases. As of December 31, 2002, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No mortgage loan on any one individual property exceeded $8.0 million at December 31, 2002 and 2001.

      Provisions for losses are summarized as follows:

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Balance at beginning of year	$17,250	$15,671	$18,046
Charge offs, net of recoveries	—	(3,690)	(150)
Acquired during the year	—	6,375	—
Provision for losses	(1,877)	(1,106)	(2,225)

Balance at end of year	$15,373	$17,250	$15,671

      Write downs on loans sold or transferred to real estate fluctuate between periods in relation to foreclosure activity and the related underlying collateral values.

(6) DEFERRED POLICY ACQUISITION COSTS

      A summary of the policy acquisition costs deferred and amortized are as follows:

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Balance at beginning of year	$672,690	$404,143	$534,993
Policy acquisition costs deferred	389,035	318,653	193,073
Policy acquisition costs amortized	(67,698)	(49,379)	(50,776)
Reclassification of deferred VOBA expense	(10,582)	—	—
Amortization of cumulative effect of change in accounting for derivatives	—	(727)	—
Acquisition of Minority Interest adjustment	—	—	(273,147)

	983,445	672,690	404,143
Unrealized (gain) loss on available-for-sale securities	(99,206)	(30,010)	33,169

Balance at end of year	$884,239	$642,680	$437,312

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) VALUE OF BUSINESS ACQUIRED

      A summary of VOBA established and amortized is as follows:

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Balance at beginning of the year	$614,028	$479,695	$202,392
VOBA established during the year	19,183	6,422	1,308
Amortization of VOBA asset	(71,867)	(83,520)	(41,974)
Amortization of cumulative effect of change in accounting for derivatives	—	(400)	—
Acquired during the year	—	211,831	—
Reclassification from deferred DAC expense	10,582	—	—
Acquisition of Minority Interest adjustment	—	—	317,969

	571,926	614,028	479,695
Unrealized (gain) loss on available-for-sale securities	(117,767)	(30,199)	(11,265)

Balance at end of year	$454,159	$583,829	$468,430

      Amortization is recognized in proportion to expected future gross profits over a 20 year period and is based on the average interest crediting rates which range from 1.06% to 7.61% for 2002 and over the next five years. Interest accrued on the unamortized VOBA amounted to $32.1 million, $28.5 million and $15.4 million in 2002, 2001 and 2000, respectively, which is netted with the VOBA amortization expense.

      The estimated amortization for in force business for the next five years is as follows ($ in thousands):

2003	$71,678
2004	66,020
2005	59,767
2006	54,299
2007	47,527

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) NOTES PAYABLE

      Notes payable consist of the following:

	December 31,

	2002	2001

	($ in thousands)
Optionally Convertible Equity-linked Accreting Notes due on March 6, 2032 (A)	$186,233	$—
Senior notes bearing interest at 6.95% due June, 2005	125,000	125,000
Revolving credit agreement due December, 2004 (B)	113,000	150,000
Surplus note bearing interest at 8.66% due on April 11, 2011 (C)	25,000	25,000
Federal Home Loan Bank community investment long-term advances with a weighted average interest rate of 6.37% at December 31, 2002 and 2001 maturing at various dates through June 12, 2012 (D)	13,871	14,369
Note payable to a bank repaid in 2002	—	1,205
AmerUs Capital I 8.85% Capital Securities Series A due February 1, 2007 (E)	48,095	68,900
AmerUs Capital II 7.00% Quarterly Income Preferred Securities due July 27, 2003	154	154

	$511,353	$384,628

(A)	On March 6, 2002, the Company issued $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances. The yield on the OCEANs (without taking into account contingent interest) is 3.83% per annum compounded semiannually through March 6, 2007 and 2.28% per annum compounded semiannually from March 6, 2007 through maturity. A portion of the yield is paid semiannually at a rate of 2.00% per annum on the issue price. The difference between the yield and the interest paid is accreted to the OCEANs principal. In addition, contingent interest will be paid quarterly based on the regular cash dividend on the Company’s common stock. The OCEANs were registered on Form S-3 filed with the Securities and Exchange Commission on September 20, 2002.

(B)	The revolving credit agreement provides for a maximum borrowing of $175 million with the balance maturing in December 2004. This agreement replaced a $150 million revolving credit agreement in 2001. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

(C)	Payment of interest and principal on the surplus note, may only be paid from ILIC’s earnings, subject to approval by the Indiana Department of Insurance.

(D)	The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at December 31, 2002. The carrying value of the securities pledged to the FHLB under all agreements was $14.6 million at December 31, 2002.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(E)	The Capital Securities were issued through a wholly-owned subsidiary trust, AmerUs Capital I. The sole asset of the trust is the junior subordinated debentures of the Company in the principal amount of $88.66 million with interest at 8.85% maturing February 1, 2027. The Company has fully and unconditionally guaranteed the obligation of the trust under the Capital Securities and is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007. On March 26, 2002, $20.8 million of the Capital Securities were repurchased which did not result in a material gain. Dividends on capital stock cannot be paid until all accrued interest on the Capital Securities has been paid.

Maturities of notes payable are as follows for each of the next five years is as follows:

($ in thousands)

Year ending December 31,
2003	$686
2004	113,568
2005	125,606
2006	647
2007	48,785
Thereafter	222,061

$511,353

(9) INCOME TAXES

      Comprehensive federal income tax expense (benefit) is summarized as follows:

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Income tax expense (benefit)
Continuing operations	$29,764	$39,522	$42,516
Other comprehensive income	40,844	14,645	37,875
Cumulative effect of change in accounting	—	4,202	—

	$70,608	$58,369	$80,391

      The effective income tax rate on pre-tax income varies from the prevailing corporate federal income tax rate and is summarized as follows:

	Years Ended December 31,

	2002		2001		2000

Corporate federal income tax rate	35.00%		35.00%		35.00%
Acquisitions costs and reorganization expenses	0.53%		0.64%		3.91%
Net benefit of tax credits	(0.19%	)	(1.59%	)	(2.14%	)
Goodwill amortization	—		2.37%		2.51%
Dividend received deduction	(0.42%	)	(1.23%	)	(2.57%	)
Tax exempt income	(5.37%	)	(2.50%	)	(0.42%	)
Other items, net	2.58%		0.06%		0.35%

Effective tax rate	32.13%		32.75%		36.64%

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s federal income tax expense (benefit) from continuing operations is summarized as follows:

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Current	$41,958	$43,661	$21,825
Deferred	(12,194)	(4,139)	20,691

Total income tax expense	$29,764	$39,522	$42,516

      The significant components of net deferred income tax assets (liabilities) are summarized as follows:

	December 31,

	2002	2001

	($ in thousands)
Deferred income tax assets:
Policy reserves, policyowner funds and dividends	$663,164	$562,970
DAC and VOBA related to unrealized appreciation on available-for-sale securities and investments reflected in AOCI	75,941	21,074
Employee benefits and deferred compensation	22,024	25,431
Credit carryover	58,607	35,647
Unearned income	6,273	10,125
Other	14,790	14,341

Total gross deferred income tax asset	840,799	669,588
Valuation allowance	15,773	15,773

	825,026	653,815

Deferred income tax liabilities:
DAC	(246,214)	(139,317)
Net unrealized appreciation on available-for-sale securities and investments reflected in AOCI	(123,595)	(27,895)
VOBA	(200,175)	(214,910)
Reinsurance receivables	(265,856)	(258,491)
Other	(5,685)	(1,062)

Total gross deferred income tax liability	(841,525)	(641,675)

Net deferred income tax asset (liability)	$(16,499)	$12,140

      The Company is required to establish a “valuation allowance” for any portion of the deferred tax asset that management believes will not be realized. A valuation allowance has been established at December 31, 2002 for certain credit carryovers which may not be realized.

      Federal income tax returns for the Company for years through 1992 are closed to further assessment of taxes. The Internal Revenue Service is examining federal income tax returns of the Company for 1993 through 2001. Management believes adequate provisions have been made for any additional taxes which may become due with respect to open years.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

      The Company has a defined benefit pension plan which covered substantially all of the Company’s employees. The plan provided for benefits based upon years of service and the employee’s compensation. The Company froze the plan effective December 31, 1995. Effective January 1, 1996, the plan was replaced by a defined contribution savings and retirement plan which also replaced the Company’s defined contribution pension plans.

      In addition, ILICO has a noncontributory defined benefit pension plan, which generally covered all qualified employees that had attained the age of twenty-one. Benefits were based on years of service and compensation levels during employment. All plan assets consisted primarily of deposit administration funds and group annuity contracts held by ILICO. The Company froze the plan effective December 31, 2001 and merged this plan into the Company’s defined benefit pension plan. The Company is filing a request with the IRS for approval to permit the Company to offer ILICO employees distribution options under a qualified spin-off plan. Effective January 1, 2002, the plan participants are included in the Company’s defined contribution savings and retirement plan.

      The plan’s funded status, reconciled to amounts recognized in the consolidated financial statements is as follows:

	December 31,

	2002	2001

	($ in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$78,619	$33,387
Service cost	—	1,035
Interest cost	5,368	4,154
Actuarial loss	1,131	3,885
Addition for ILICO plan in May 2001	—	40,232
Actual benefits paid	(5,205)	(4,074)

Benefit obligation at end of year	$79,913	$78,619

Change in plan assets:
Fair value of plan assets at beginning of year	$68,550	$38,004
Actual return on plan assets	3,766	5,119
Addition for ILICO plan in May 2001	—	29,183
Company contribution	602	317
Benefits paid and transfers	(5,205)	(4,073)

Fair value of plan assets at end of year	$67,713	$68,550

Reconciliation of funded status
Accumulated benefit obligation	$(79,913)	$(78,619)

Projected benefit obligation	$(79,913)	$(78,619)
Market value of plan assets	67,713	68,550

Funded status	(12,200)	(10,069)
Unrecognized transition obligation	(5)	(7)
Unrecognized prior service cost	391	342
Unrecognized net loss	5,547	3,735

Prepaid (accrued) benefit cost	$(6,267)	$(5,999)

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

	($ in thousands)
Amounts recognized in the consolidated balance sheet consist of:
Liabilities
Accrued pension cost	$(7,762)	$(7,787)
Additional minimum liability	(5,932)	(4,070)
Assets
Prepaid pension cost	1,495	1,788
Intangible asset	457	483
Accumulated other comprehensive income	5,475	3,587

Net prepaid (accrued) pension cost	$(6,267)	$(5,999)

Weighted-average assumptions as of end of year
Discount rate	6.50%	7.00%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Components of net periodic benefit cost:
Service cost	$—	$1,035	$—
Interest cost	5,368	4,154	2,455
Expected return on plan assets	(4,934)	(4,064)	(2,829)
Amortization of transition obligation	(2)	(1)	(2)
Amortization of prior service cost	(49)	(49)	(76)
Amortization of actuarial loss	40	—	—

Net periodic benefit cost	$423	$1,075	$(452)

Defined Contribution Pension Plans

      The Company has a defined contribution savings and retirement plan. Company contributions are non-discretionary and consist of a matching contribution of an amount equal to 125 percent of the first 4 percent of employee contributions and an annual core contribution of an amount equal to 4 percent of annual employee compensation. The Company uses a combination of cash and Company common stock for the annual contribution. The shares for this purpose are provided by the Company’s leveraged Employee Stock Ownership Plan (ESOP). Compensation expense for the employer match and annual contribution amounted to $5.3 million, $4.2 million and $4.3 million, including $1.3 million, $0.9 million and $1.3 million of ESOP compensation expense, in 2002, 2001 and 2000, respectively.

      In addition, ILICO had a defined contribution savings plan. Company contributions were non-discretionary and consisted of a matching contribution equal to 50 percent of the first 3 percent of employee contributions. This plan was merged in the Company’s defined contribution savings and retirement plan as of October 1, 2001; however, certain provisions of the plan remained in effect through December 31, 2001. Compensation expense for the employer match amounted to $0.3 million in 2001.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leveraged Employee Stock Ownership Plan

      The Company has a leveraged ESOP. The shares of the ESOP are used to fund a portion of the annual core contribution of the Company’s defined contribution savings and retirement plan. The ESOP was originally sponsored by AmVestors, an acquired subsidiary of the Company. The ESOP acquired AmVestors stock, which was subsequently exchanged for the Company’s stock, through the proceeds of a note payable to American, a subsidiary of AmVestors. The note was repaid in December 2002. During 2002, the ESOP purchased 80,000 shares of the Company’s stock which was funded by an employer loan from the Company.

      The Company accounts for its ESOP in accordance with SOP 93-6. Accordingly, as unallocated shares are allocated, compensation expense, or a reduction in the annual defined contribution savings and retirement plan liability, is reported equal to the current market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $1.3 million, $0.9 million and $1.3 million for 2002, 2001 and 2000, respectively.

      The ESOP shares were as follows:

	December 31,

	2002	2001

Allocated shares	259,671	211,987
Unallocated shares	45,773	12,912

Total ESOP shares	305,444	224,899

Fair market value of unallocated shares (in thousands)	$1,294	$463

Nonqualified Benefit Plans

      The Company has nonqualified benefit plans covering certain agents, directors and officers. Accumulated benefits of the plans are unfunded and are included in other liabilities at December 31, 2002 and 2001, amounting to $84.4 million and $81.4 million, respectively. Total nonqualified benefit expense amounted to $3.6 million, $5.3 million and $6.8 million for 2002, 2001 and 2000, respectively.

Postretirement Plans

      The Company has postretirement benefit plans which provide eligible participants and dependents with certain medical, dental and life insurance benefits. The plans’ funded status, reconciled to amounts recognized in the consolidated financial statements is as follows:

	December 31,

	2002	2001

	($ in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$14,698	$7,843
Service cost	345	204
Interest cost	1,087	792
Plan participants’ contributions	332	191
Amendments	—	253
Actuarial (gain) loss	2,153	(175)
Addition for ILICO plan	—	6,723
Curtailments	(796)	—
Actual benefits paid	(1,580)	(1,133)

Benefit obligation at end of year	$16,239	$14,698

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

	($ in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	1,248	942
Plan participant contribution	332	191
Benefits paid	(1,580)	(1,133)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Accumulated postretirement benefit obligation	$(16,239)	$(14,698)
Market value of plan assets	—	—

Funded status	(16,239)	(14,698)
Unrecognized prior service cost	518	581
Unrecognized net (gain)	1,022	(1,097)

Accrued benefit cost	$(14,699)	$(15,214)

Weighted-average assumptions as of end of year:
Discount rate	6.50%	7.00%
Initial weighted health care cost trend rate	10.40%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Components of net periodic benefit cost:
Service cost	$345	$204	$158
Interest cost	1,087	792	574
Amortization of prior service cost	63	53	74
Amortization of net (gain)	—	(61)	(40)

Net periodic benefit cost	$1,495	$988	$766

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2002:

	1% Point	1% Point
	Increase	(Decrease)

	($ in thousands)
Effect on total of service and interest cost components	$61.7	$(55.9)
Effect of postretirement benefit obligation	$868.8	$(774.5)

(11) REINSURANCE

      The Company has indemnity reinsurance agreements with various companies whereby life insurance in excess of its retention limits is reinsured. The Company’s retention of the net amount at risk is generally between $150,000 and $500,000. Insurance in force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 2002 and 2001, totaled approximately $51.4 billion and $49.5 billion,

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. In addition, certain fixed and equity-indexed annuities are reinsured primarily on a modified coinsurance basis.

      Net premiums and amounts earned were as follows:

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Direct premiums and amounts assessed against policyholders	$419,015	$373,421	$296,273
Reinsurance assumed	49,544	26,351	1,385
Reinsurance ceded	(117,747)	(93,867)	(31,503)

Net premiums and amounts earned	$350,812	$305,905	$266,155

      Reinsurance recoveries on ceded reinsurance contracts were $134.2 million, $98.4 million and $20.6 million during 2002, 2001 and 2000, respectively.

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

      The Company has entered into modified coinsurance arrangements to cede between 70% and 80% of certain annuity products. In 2002, the Company entered modified coinsurance and similar coinsurance with funds with-held arrangements to cede 80% of certain Closed Block life policies. Future policy benefit reserves include $2,681.2 million and $1,684.4 million at December 31, 2002 and 2001, respectively, that are subject to transfer pursuant to these agreements. Under these arrangements, the Company transfers the risks and rewards of the business to the assuming company; however, the ceding company retains the assets and liabilities associated with the business.

(12) COMMITMENTS AND CONTINGENCIES

      At December 31, 2002, the Company is obligated to make future capital contributions to various partnerships of up to $3.1 million and to loan funds up to $6.9 million to partnerships. In addition, at December 31, 2002, the Company had loan guarantees which totaled approximately $6.1 million.

      The Company has an agreement with Bank One, N.A. whereby the Company guarantees the payment of loans made to certain of the Company’s managers and executives for the purpose of purchasing Common Stock pursuant to the Stock Purchase Program. The liability of the Company in respect of the principal amount of loans is limited to $20.1 million. The Company has also guaranteed interest and all other fees and obligations owing on the loans. Each participant in the program has agreed to repay the Company for any amounts paid by the Company under the guarantee in accordance with a reimbursement agreement entered into between the participant and the Company.

      AmerUs and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company (AVLIC), cannot meet its policyholder obligations. At December 31, 2002, AVLIC had statutory assets of $2,004 million, liabilities of $1,931 million, and surplus of $73 million.

      The Company leases office space under various operating leases with terms through 2007. Rental expense for operating leases amounted to $3.3 million, $2.8 million and $2.4 million in 2002, 2001 and 2000,

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. At December 31, 2002, future minimum annual lease commitments under these non-cancelable operating leases were as follows ($ in thousands):

2003	$2,872
2004	2,886
2005	2,093
2006	1,502
2007	1,502
Thereafter	—

$10,855

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

      As previously disclosed, one of the Company’s subsidiaries, IL Annuity, has had a dispute with the reinsurer of a block of its annuity business. In December of 2002, the reinsurer began arbitration proceedings against IL Annuity claiming approximately $11.3 million and other appropriate relief related to investment charges in connection with a reinsurance agreement between the reinsurer and IL Annuity. The arbitration process is in its preliminary stages. Although predicting the outcome is not feasible, the Company believes it has strong defenses against the claims, and based upon currently available information, that any liability arising from these claims would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(13) STOCKHOLDERS’ EQUITY

      Generally, the stockholders’ equity of the Company’s insurance subsidiaries available for distribution to the Company is limited to the amounts that the insurance subsidiaries’ net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 2003, the Company’s insurance subsidiaries can distribute $82.3 million in the form of dividends to the Company without prior approval of such regulatory authorities.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option plan follows:

	Years Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	2,370,134	$24.64	1,942,054	$22.65	1,509,764	$24.27
Granted at market price	626,086	37.95	776,250	31.73	628,000	20.15
Exercised	(151,501)	22.87	(169,778)	24.99	(9,441)	21.41
Forfeited	(109,356)	26.90	(178,392)	33.66	(186,269)	27.47

Outstanding, end of year	2,735,363	$27.64	2,370,134	$24.64	1,942,054	$22.65

Exercisable, end of year	1,859,471	$24.99	1,329,557	$23.35	1,115,832	$23.87

      The following table summarizes information about stock options outstanding under the Company’s option plan as of December 31, 2002:

	Options Outstanding

		Weighted	Weighted
	Remaining	Average	Average
	Options	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price

$11.98-$15.96	$99,719	1.3	$15.12
$15.97-$19.95	230,946	3.1	19.11
$19.96-$23.94	750,076	6.8	20.55
$23.95-$27.93	380,500	4.6	27.82
$27.94-$31.92	573,036	7.7	30.26
$31.93-$35.91	133,786	8.2	35.47
$35.92-$39.90	567,300	9.0	38.09

	$2,735,363	6.7	$27.64

      The following table summarizes information about stock options exercisable under the Company’s option plan as of December 31, 2002:

	Options Exercisable

		Weighted
		Average
	Options	Exercise
Range of Exercise Prices	Exercisable	Price

$11.98-$15.96	99,719	$15.12
$15.97-$19.95	229,279	19.11
$19.96-$23.94	632,407	20.63
$23.95-$27.93	380,500	27.82
$27.94-$31.92	341,065	30.33
$31.93-$35.91	39,001	35.40
$35.92-$39.90	137,500	38.01

	1,859,471	$24.99

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of options granted was estimated on the date of grant using the Black-Scholes pricing model with an expected life equal to the contractual expiration and the following weighted average assumptions:

	2002	2001	2000

Expected Volatility	32.00%	32.00%	37.00%
Risk-free Interest Rate	5.39%	5.36%	6.82%
Dividend Yield	1.06%	1.27%	1.99%
Weighted average fair value of options granted	$17.57	$14.33	$9.40

      The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans for employees, officers and non-employee directors. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the Company’s option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company’s net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

Net earnings ($ in thousands):
As reported	$62,866	$72,907	$51,840
Pro forma	$57,772	$67,784	$50,285
Basic earnings per share:
As reported	$1.57	$1.97	$2.48
Pro forma	$1.45	$1.83	$2.40
Diluted earnings per share:
As reported	$1.56	$1.95	$2.46
Pro forma	$1.43	$1.81	$2.39

Non-vested Stock

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

      Non-vested stock and compensation expense information is as follows:

	Years Ended December 31,

	2002		2001		2000

	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Value	Shares	Value	Shares	Value

Outstanding, beginning of year	51,635	$29.36	30,835	$24.35	36,245	$26.85
Granted at market price	13,149	33.70	34,803	33.78	12,466	20.26
Exercised	(23,857)	24.66	(14,003)	29.32	(17,576)	26.47
Forfeited	(9,000)	33.45	—	—	(300)	31.56

Outstanding, end of year	31,927	$33.51	51,635	$29.36	30,835	$24.35

Compensation expense ($ in thousands)		$554		$648		$435

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-employee Stock Options

      As part of the stock incentive plans and the non-employee stock option plan, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant stock appreciation rights (“SARs”) to employees, officers, agents and other non-employees in tandem with stock options. A SAR can be exercised only to the extent the option with respect to which it is granted is not exercised, and is subject to the same terms and conditions as the option to which it relates. Issuance of SARs is made at the sole discretion of the Human Resources and Compensation Committee of the Board of Directors. The Company has reserved 100,000 shares of Common Stock for issuance under this plan. The terms and conditions under this plan are the same as under the employee stock incentive plans.

      The Company’s SARs are summarized as follows:

	Years Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	39,233	$24.58	25,000	$22.22	13,500	$23.31
Granted at market price	12,000	35.30	16,900	27.77	11,500	20.94
Exercised	(2,833)	22.06	(1,668)	22.73	—	—
Forfeited	(2,000)	29.85	(999)	22.67	—	—

Outstanding, end of year	46,400	$27.28	39,233	$24.58	25,000	$22.22

Compensation expense ($ in thousands)		$(140)		$179		$103

Stock Warrants

      In conjunction with the acquisition of AmVestors, the Company had outstanding warrants to purchase shares of the Company’s Common Stock. The warrants were exercisable at $24.42 per share and expired on April 2, 2002. The Company’s stock warrant activity is summarized as follows:

	Years Ended December 31,

	2002	2001	2000

Warrants outstanding, beginning of year	347,262	473,596	473,596
Exercise of warrants	(344,154)	(126,334)	—
Forfeiture of warrants	(3,108)	—	—

Warrants outstanding, end of year	—	347,262	473,596

Compensation expense ($ in thousands)	$—	$—	$—

(14) STATUTORY ACCOUNTING PRACTICES

      The Company’s insurance subsidiaries had statutory net loss of $30.0 million for 2002, statutory net loss of $6.9 million for 2001 and statutory net income of $69.4 million for 2000. The Company’s insurance subsidiaries’ statutory surplus and capital was $797.2 million and $690.4 million at December 31, 2002 and 2001, respectively. The minimum capital and surplus requirements are met in all the states in which the insurance subsidiaries are domiciled.

      The Company’s insurance subsidiaries are domiciled in Indiana, Iowa, Kansas and New York and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted by those respective state insurance departments. The National Association of Insurance Commissioners (NAIC) has codified statutory accounting practices which have been adopted without exception by the states in which the insurance subsidiaries are domiciled and which constitute the only source of prescribed statutory accounting practices. Codification was effective January 1, 2001 and changed prescribed statutory accounting practices and resulted in changes to the accounting practices insurance enterprises used to prepare statutory financial statements. The impact of adopting Codification was an increase to statutory surplus of approximately $25 million, excluding ILICO.

      The respective insurance departments impose minimum risk-based capital (RBC) requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital, to its authorized control level RBC. The life insurance subsidiaries exceed the authorized control level RBC requirements.

(15) ACQUISITIONS

      On May 18, 2001, the Company completed the acquisition of ILICO for an amount of cash, policy credits and shares of the Company’s common stock equal to the value of 9.3 million shares of the Company’s common stock. The purchase price totaled a value of approximately $326 million. The acquisition was accounted for using the purchase method of accounting and accordingly the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of May 18, 2001, with the excess of the purchase price over the fair value of the assets acquired less the fair value of the liabilities assumed recorded as goodwill. The operations of ILICO for the period of May 18, 2001 through December 31, 2001 and for all of 2002 have been included in the consolidated statement of income of the Company.

      The allocation of the purchase price of ILICO is as follows ($ in millions):

Investments (including cash and short-term investments)	$4,674.1
Receivables and other assets	434.7
Value of business acquired	215.4
Goodwill	36.2
Separate account assets	345.6
Policyowner reserves and funds	(4,880.4)
Other liabilities	(128.6)
Debt	(25.0)
Separate account liabilities	(345.6)

Total investment in ILICO	$326.4

      In conjunction with the Company’s demutualization previously discussed, on September 20, 2000, the Company acquired the 42% Minority Interest of its subsidiary, ALHI, in a stock exchange valued at approximately $298 million. ALHI merged into the Company simultaneously with the stock exchange. The acquisition of the ALHI minority interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Goodwill was reduced by approximately $34 million. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company’s results of operations in minority interest on the Company’s consolidated statements of income. From the acquisition date forward, the Company’s results of operations include 100% of these earnings.

      Demutualization costs associated with the Company’s demutualization of $11.3 million are included in expenses for 2000. Demutualization costs for the ILICO demutualization of $1.0 million are included in

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses in 2001. These costs consist primarily of legal, actuarial and consulting expenses associated with the Company’s and ILICO’s demutualizations. As a requirement of ILIC’s demutualization, the Company undertook a commission-free program under which shareholders with less than one hundred shares to redeem those shares for cash or purchase additional shares, commission-free, to reach a holding of at least one hundred shares. The 2002 costs amounting to $1.2 million are primarily for commissions, postage and printing under this program.

      On March 28, 2001, ALIC acquired an additional 5% ownership interest in AMAL Corporation (AMAL) for $7.2 million. During 2002, AVLIC made additional contributions to AMAL which diluted ALIC’s ownership percentage in AMAL to 34%. In December 2002, both Ameritas and ALIC contributed additional cash, amounting to $5 million by ALIC, which maintained ALIC’s 34% ownership.

(16) RESTRUCTURING CHARGES

      During the third quarter of 2001, the Company began consolidating various functions in connection with a restructuring of its protection products and accumulation products operations and investment activities. The objective of the restructuring plan is to eliminate duplicative functions for all business units and to reduce ongoing costs. Corporate administrative functions are being transitioned so they are performed primarily in Des Moines, Iowa. Protection products administration processes were previously planned to be performed primarily in Indianapolis, Indiana; Des Moines, Iowa; or Woodbury, New York; however, it has now been determined that these processes will be transitioned so they are performed primarily in Des Moines, Woodbury, or outsourced. This will result in the elimination of additional positions in Indianapolis. Accumulation products functions will be transitioned to Topeka, Kansas. Investment activities have been restructured to eliminate certain real estate management services which have been outsourced.

      Restructuring charges have been included in operating expenses in the consolidated statement of income and include pre-tax severance and termination benefits of $9.5 million and $6.8 million related to the elimination of approximately 240 positions and 80 positions and other pre-tax costs of $11.7 million and $1.8 million for 2002 and 2001, respectively, related to systems conversion and relocation of employees. An accrual for severance and termination benefits not yet paid amounted to $6.1 million and $2.1 million at December 31, 2002 and 2001, respectively. Details of the pre-tax restructuring charges are as follows:

	Accrual at			Accrual at
	December 31,	2002	Cash	December 31,
	2001	Charge	Payments	2002

	($ in thousands)
Severance and termination benefits	$2,101	$9,527	$(6,495)	$5,133
Other costs	—	11,698	(10,686)	1,012

	$2,101	$21,225	$(17,181)	$6,145

	Accrual at			Accrual at
	December 31,	2001	Cash	December 31,
	2000	Charge	Payments	2001

	($ in thousands)
Severance and termination benefits	$—	$6,802	$(4,701)	$2,101
Other costs	—	1,764	(1,764)	—

	$—	$8,566	$(6,465)	$2,101

      Additional charges will be incurred for continuing restructuring activities primarily involving severance or relocation benefits for affected employees; various administrative, financial and actuarial system conversion

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs; and building disposition costs. System conversion costs will be expensed as incurred and are expected to be substantially completed by the fourth quarter of 2003.

(17) ADOPTION OF SFAS 142

      SFAS 142, “Goodwill and Other Intangible Assets,” changed the accounting for goodwill and other intangible assets and became effective January 1, 2002. SFAS 142 adopts a nonamortization, impairment-only model for the Company’s goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses. The Company accordingly discontinued amortization of goodwill on January 1, 2002. As of December 31, 2002, goodwill of $35.5 million is in the protection products segment and $183.5 million is in the accumulation products segment. The only intangible asset other than goodwill, is VOBA which is being amortized and amounted to a gross carrying amount of $838.0 million and accumulated amortization of $383.8 million at December 31, 2002. Goodwill changed from $195.5 million at December 31, 2001 to $219.0 million at December 31, 2002 primarily due to the adjustment of the ILICO purchase price allocation which increased goodwill approximately $15.3 million and goodwill attributable to the acquisition of independent marketing organizations of approximately $8.2 million. The Company evaluated the transitional impairment analysis for goodwill and other intangible assets and determined such assets were not impaired as of January 1, 2002. In addition, the Company has completed its annual impairment analysis for goodwill and other intangible assets as of October 1, 2002, with no impairment indicated.

      A reconciliation of net income and basic and diluted earnings per share reported for 2001 and 2000 to exclude amortization expense of goodwill is as follows:

	Years Ended December 31,

	2002	2001	2000

	($ in thousands, except
	per share amounts)
Net income as reported	$62,866	$72,907	$51,840
Goodwill amortization expense	—	8,324	8,259

Adjusted net income	$62,866	$81,231	$60,099

Basic earnings per share as reported	$1.57	$1.97	$2.48
Goodwill amortization expense	—	0.23	0.39

Adjusted basic earnings per share	$1.57	$2.20	$2.87

Diluted earnings per share as reported	$1.56	$1.95	$2.46
Goodwill amortization expense	—	0.22	0.39

Adjusted diluted earnings per share	$1.56	$2.17	$2.85

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) EARNINGS PER SHARE (EPS)

	For The Years Ended December 31,

	2002			2001			2000

	Net	Number of	Per Share	Net	Number of	Per Share	Net	Number of	Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	($ in thousands, except per share amounts)
Basic EPS
Net Income from Continuing Operations	$62,866	39,972	$1.57	$81,143	36,949	$2.20	$51,840	20,922	$2.48
Effect of dilutive securities
Options	—	404	(0.01)	—	395	(0.02)	—	114	(0.02)
Warrants	—	22	—	—	109	(0.01)	—	—	—

Diluted EPS	$62,866	40,398	$1.56	$81,143	37,453	$2.17	$51,840	21,036	$2.46

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS 107, “Disclosures about Fair Values of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether recognized or not recognized in a company’s balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of the amount and timing of future cash flows. SFAS 107 excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements. The fair value amounts presented herein do not include an amount for the value associated with customer or agent relationships, the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items. Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company; likewise, care should be exercised in deriving conclusions about the Company’s business or financial condition based on the fair value information presented herein.

      The Company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest-sensitive products and the assumed interest margin provided for within the pricing structure of its other products. Those amounts are taken into consideration in the Company’s overall management of interest rate risk that attempts to minimize exposure to changing interest rates through the matching of investment maturities with amounts expected to be due under insurance contracts. As such, the Company believes that it has reduced the volatility inherent in its fair value adjusted stockholders’ equity, although such volatility will not be completely eliminated. The Company has used discount rates in the determination of fair values for its liabilities that are consistent with market yields for related assets. The use of the asset market yield is consistent with management’s opinion that the risks inherent in the Company’s asset and liability portfolios are similar and the fact that fair values for both assets and liabilities generally will react in much the same manner during periods of interest rate changes. However, that assumption might not result in fair values that are consistent with values obtained through an actuarial appraisal of the Company’s business or values that might arise in a negotiated transaction.

      The following presentation reflects fair values for those instruments specifically covered by SFAS 107, along with fair value amounts for those traditional insurance liabilities for which disclosure is permitted but not required. The fair values for all other assets and liabilities have been reported at their carrying amounts.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Mortgage loans: for all performing fixed interest rate loans, the estimated net cash flows to maturity were discounted to derive an estimated market value. The discount rate used was based on the individual loan’s remaining weighted average life and a basis point spread based on the market conditions for the type of loan and credit quality. These spreads were over the United States Treasury yield curve as of each respective year end. Performing variable rate commercial loans and residential loans were valued at the current outstanding balance. Loans which have been restructured, in foreclosure, significantly delinquent or are to affiliates were valued primarily at the lower of the estimated net cash flows to maturity discounted at a market rate of interest or the current outstanding principal balance.

      Derivative instruments: fair values for derivative securities are based on broker prices using current assumptions and are classified as other investments or policy reserves.

      Policy reserves: fair values of the Company’s liabilities under contracts not involving significant mortality or morbidity risks (primarily annuities) are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value).

      Notes payable: fair values for notes payable are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

      The carrying amounts of cash and cash equivalents; accrued investment income; premiums, fees and other receivables; reinsurance receivables and accrued expenses and other liabilities; and dividends payable to policyowners approximate their fair values. Assets and liabilities related to separate accounts are reported at fair value in the consolidated balance sheets.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair values of the Company’s significant financial instruments are as follows:

	December 31,

	2002		2001

	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

	($ in thousands)
Financial assets:
Securities available-for-sale:
Fixed maturity securities	$13,328,902	$13,328,902	$11,037,425	$11,037,425

Equity securities	$63,345	$63,345	$11,362	$11,362

Short-term investments	$32,318	$32,318	$14,881	$14,881

Securities held for trading purposes:
Fixed maturity securities	$1,843,868	$1,843,868	$2,175,106	$2,175,106

Equity securities	$—	$—	$12,013	$12,013

Short-term investments	$—	$—	$4,212	$4,213

Loans	$883,034	$978,291	$944,532	$981,160

Policy loans	$496,753	$496,753	$506,318	$506,319

Other investments (excluding derivatives)	$223,843	$223,843	$283,604	$283,604

Derivatives:
Interest rate swaps	$(5,571)	$(5,571)	$(10,343)	$(10,343)

Credit default swaps:	$(231)	$(231)	$(218)	$(218)

Options	$65,753	$65,753	$72,136	$72,136

Financial liabilities:
Policy reserves for investment-type insurance contracts	$11,942,022	$11,259,523	$11,476,346	$10,711,609

Notes, contracts payable and capital securities	$511,353	$404,344	$384,628	$351,482

(20) OPERATING SEGMENTS

      The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:

Protection Products

      The primary product offerings consist of whole life, interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent distribution system and Independent Marketing Organizations (IMOS).

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulation Products

      The primary product offerings consist of individual deferred fixed annuities and equity-indexed annuities, marketed on a national basis primarily through IMOS and independent brokers, and insurance contracts issued through funding agreements.

      The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between adjusted pre-tax operating income and income from continuing operations on the following operating segment tables and are as follows:

1)	Realized gains and losses excluding gains or losses from the Closed Block and gains or losses on the convertible preferred stock and bond portfolios which are considered core earnings.

2)	Market value changes and amortization of assets and liabilities associated with the application of SFAS 133, such as:

•	Unrealized gains and losses on securities held for trading.

•	Change on option value of equity-indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of DAC and VOBA related to the realized gains and losses on the open block investment and the SFAS 133 adjustments.

4)	Demutualization costs.

5)	Restructuring costs.

6)	Other income from non-insurance operations.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income

($ in thousands)

	Year Ended December 31, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$341,114	$8,702	$996	$350,812
Universal life and annuity product charges	120,161	41,349	—	161,510
Net investment income	335,111	653,220	5,676	994,007
Core realized gains (losses) on investments	(2,400)	—	—	(2,400)
Other income	4,026	60,420	2,675	67,121

	798,012	763,691	9,347	1,571,050
Benefits and expenses:
Policyowner benefits	429,339	483,151	2,606	915,096
Underwriting, acquisition, and other expenses	70,801	68,585	13,363	152,749
Amortization of DAC and VOBA, net of non-core loss adjustment of ($15,002)	63,267	91,300	—	154,567
Dividends to policyowners	104,866	—	—	104,866

	668,273	643,036	15,969	1,327,278

Adjusted pre-tax operating income	$129,739	$120,655	$(6,622)	243,772

Realized gains (losses) on non-core investment				(102,310)
Unrealized gains (losses) on non-core options and trading investments				(45,209)
Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities				28,759
Cash flow hedge amortization				(4,351)
Amortization of DAC and VOBA due to non-core losses				15,002
Demutualization costs				(1,186)
Restructuring costs				(21,225)
Other income from non-insurance operations				4,865

Income from continuing operations				118,117
Interest (expense)				(25,487)
Income tax (expense)				(29,764)

Net income				$62,866

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income

($ in thousands)

	Year Ended December 31, 2001

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$300,690	$5,083	$132	$305,905
Universal life and annuity product charges	110,403	35,652	—	146,055
Net investment income	283,330	577,913	11,931	873,174
Core realized gains (losses) on investments	8,720	—	—	8,720
Other income	1,947	36,198	7,059	45,204

	705,090	654,846	19,122	1,379,058
Benefits and expenses:
Policyowner benefits	384,159	419,132	2,459	805,750
Underwriting, acquisition, and other expenses	69,035	60,911	10,525	140,471
Amortization of DAC and VOBA, net of non-core loss adjustment of ($2,988)	56,996	78,891	—	135,887
Dividends to policyowners	98,945	—	—	98,945

	609,135	558,934	12,984	1,181,053

Adjusted pre-tax operating income	$95,955	$95,912	$6,138	198,005

Realized gains (losses) on non-core investments				(39,299)
Unrealized gains (losses) on non-core options and trading investments				(60,050)
Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities				52,747
Amortization of DAC and VOBA due to non-core losses				2,988
Demutualization costs				(969)
Restructuring costs				(8,566)
Other income from non-insurance operations				1,820

Income from continuing operations				146,676
Interest (expense)				(26,011)
Income tax (expense)				(39,522)
Cumulative effect of change in accounting for derivatives, net of tax				(8,236)

Net income				$72,907

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income

($ in thousands)

	Year Ended December 31, 2000

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$252,157	$13,768	$230	$266,155
Universal life and annuity product charges	65,126	34,814	—	99,940
Net investment income	212,100	468,404	19,021	699,525
Core realized gains (losses) on investments	(695)	(16,597)	—	(17,292)
Other income	—	21,787	12,788	34,575

	528,688	522,176	32,039	1,082,903
Benefits and expenses:
Policyowner benefits	308,177	315,508	676	624,361
Underwriting, acquisition, and other expenses	51,532	52,554	19,381	123,467
Amortization of DAC and VOBA, net of non-core loss adjustment of ($8,722)	35,570	65,902	—	101,472
Dividends to policyowners	74,338	—	—	74,338

	469,617	433,964	20,057	923,638

Adjusted pre-tax operating income	$59,071	$88,212	$11,982	159,265

Realized gains (losses) on non-core investments				(11,683)
Amortization of DAC and VOBA due to non-core losses				8,722
Demutualization costs				(11,265)
Other income from non-insurance operations				717

Income from continuing operations				145,756
Interest (expense)				(29,723)
Income tax (expense)				(42,516)
Minority interest				(21,677)

Net income				$51,840

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Assets

($ in thousands)

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

December 31, 2002
Investments	$4,966,449	$11,941,384	$24,657	$16,932,490
Deferred policy acquisition costs and VOBA	691,849	646,549	—	1,338,398
Other assets	703,697	1,235,412	83,668	2,022,777

Total assets	$6,361,995	$13,823,345	$108,325	$20,293,665

December 31, 2001
Investments	$4,595,113	$10,432,660	$24,660	$15,052,433
Deferred policy acquisition costs and VOBA	613,945	612,564	—	1,226,509
Other assets	547,812	1,340,123	132,275	2,020,210

Total assets	$5,756,870	$12,385,347	$156,935	$18,299,152

December 31, 2000
Investments	$2,673,659	$6,859,314	$73,833	$9,606,806
Deferred policy acquisition costs and VOBA	365,819	539,923	—	905,742
Other assets	216,088	660,738	82,148	958,974

Total assets	$3,255,566	$8,059,975	$155,981	$11,471,522

(21) QUARTERLY RESULTS (UNAUDITED)

2002 Quarterly Data

	Quarter Ended

	March 31	June 30	September 30	December 31

	($ in thousands, except earnings per common share)
Total revenues (excluding realized gains)	$386,761	$404,383	$393,730	$393,441
Realized/unrealized gains (losses)	$(24,712)	$(75,911)	$(21,951)	$(27,345)
Total benefits and expenses	$320,132	$317,717	$325,027	$347,403
Net income from continuing operations	$24,914	$4,262	$26,490	$7,200
Weighted average number of shares:
Basic	41,349,785	40,155,276	39,497,355	38,919,178
Diluted	41,968,570	40,661,337	39,835,426	39,168,989
Net income from continuing operations per share:
Basic	$0.60	$0.11	$0.67	$0.18
Diluted	$0.59	$0.10	$0.66	$0.18

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 Quarterly Data

	Quarter Ended

	March 31	June 30	September 30	December 31

	($ in thousands, except earnings per common share)
Total revenues (excluding realized gains)	$270,082	$324,905	$382,636	$394,535
Realized/unrealized gains (losses)	$(39,835)	$(11,825)	$(45,649)	$6,680
Total benefits and expenses	$193,022	$276,492	$299,758	$365,581
Net income from continuing operations	$19,872	$20,228	$21,510	$19,533
Weighted average number of shares:
Basic	29,973,039	34,364,932	41,536,389	41,741,649
Diluted	30,365,387	34,528,541	42,060,929	42,288,468
Net income per share:
Basic	$0.66	$0.59	$0.52	$0.47
Diluted	$0.65	$0.59	$0.51	$0.46

AMERUS GROUP CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule		Page

Independent Auditors’ Reports on Schedules		S-2 through S-3
I	Summary of Investments — Other than Investments in Related Parties	S-4
II	Condensed Financial Information of Registrant	S-5 through S-10
III	Supplementary Insurance Information	S-11
IV	Reinsurance	S-12

      All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements and notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, ON SCHEDULES

The Board of Directors and Stockholders

AmerUs Group Co.

      We have audited the consolidated balance sheets of AmerUs Group Co. as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and have issued our report thereon dated February 5, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the 2002 and 2001 financial schedules listed on page S-1 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the 2002 and 2001 financial statement schedules referred to above, when considered in relation to the 2002 and 2001 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in note 1 to the consolidated financial statement, in 2002 the Company changed its method of accounting for goodwill and other intangibles and in 2001 the Company changed its method of accounting for derivative instruments and its method of accounting for its closed block of business.

Des Moines, Iowa

February 5, 2003

REPORT OF KPMG LLP, INDEPENDENT AUDITORS, ON SCHEDULES

      The Board of Directors and Stockholders

AmerUs Group Co.:

      Under date of February 5, 2001, we reported on the consolidated balance sheet of AmerUs Group Co. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for the year then ended as contained in Part II, Item 8 of the annual report on Form 10-K for the year 2000. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2000 consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

      In our opinion, such 2000 financial statement schedules, when considered in relation to the 2000 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Des Moines, Iowa

February 5, 2001

AMERUS GROUP CO.

SCHEDULE I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2002

			Amount at
			which
			Shown in
	Amortized	Market	the Balance
Type of Investment	Cost(1)	Value	Sheet

	($ in thousands)
Fixed Maturities:
Bonds
United States Government and government agencies and authorities	$2,996,814	$3,091,939	$3,091,939
States, municipalities and political subdivisions	45,336	49,969	49,969
Foreign governments	240,234	246,908	246,908
Public utilities	1,198,414	1,227,833	1,227,833
Convertibles and bonds with warrants attached	1,122,662	1,061,226	1,061,226
All other corporate bonds	8,948,075	9,374,769	9,374,769
Redeemable preferred stock	160,045	120,126	120,126

Total fixed maturities	14,711,580	15,172,770	15,172,770
Equity securities:
Common stocks
Banks, trust and insurance companies	50,657	50,712	50,712
Industrial, miscellaneous and all other	1,723	1,515	1,515
Non-redeemable preferred stocks	10,222	11,118	11,118

Total equity securities	62,602	63,345	63,345
Mortgage loans on real estate	883,034		883,034
Real estate	476		476
Policy loans	496,753		496,753
Other long-term investments	283,485		283,794
Short-term investments	32,050	32,318	32,318

Total investments	$16,469,980		$16,932,490

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities, other long-term investments and short-term investments; original cost for equity securities; unpaid principal balance for mortgage loans on real estate and policy loans; and original cost less accumulated depreciation for investment real estate.

AMERUS GROUP CO.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
(Parent Company)

	December 31,

	2002	2001

	($ in thousands)
ASSETS
Investments:
Equity securities available-for-sale at fair value	$311	$482
Loans	—	37
Other investments	50,000	50,000
Investments in subsidiaries, at equity	1,735,782	1,561,066
Cash and cash equivalents	15,512	42,208
Accrued investment income	1,161	1,125
Property and equipment	13,534	11,853
Deferred income taxes	12,902	8,511
Other assets	11,335	7,495

Total assets	$1,840,537	$1,682,777

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
(Parent Company)

	December 31,

	2002	2001

	($ in thousands)
Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses and other liabilities	$57,736	$50,077
Income taxes payable	6,709	10,850
Notes payable	479,626	352,627

Total liabilities	544,071	413,554

Minority interest	33,518	30,706

Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,656,280 shares issued and 39,011,578 shares outstanding in 2002; 43,505,998 shares issued and 41,759,450 shares outstanding in 2001	43,656	43,506
Paid-in capital	1,179,646	1,177,688
Accumulated other comprehensive income (loss)	88,522	12,669
Unearned compensation	(458)	(727)
Unallocated ESOP shares	(1,443)	(224)
Retained earnings	109,517	62,187
Treasury stock, at cost (4,644,702 shares in 2002 and 1,746,548 shares in 2001)	(156,492)	(56,582)

Total stockholders’ equity	1,262,948	1,238,517

Total liabilities and stockholders’ equity	$1,840,537	$1,682,777

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME
(Parent Company)

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Revenues:
Equity in earnings of subsidiaries	$88,563	$88,829	$80,014
Net investment income	4,739	5,191	14,337
Realized investment gains	874	—	—
Other income (loss)	(178)	13	—

	93,998	94,033	94,351
Expenses:
Operating expenses	8,906	4,832	5,626
Demutualization costs	954	—	8,284
Restructuring costs	11,021	1,843	—
Interest expense	22,165	23,583	6,021

	43,046	30,258	19,931

Income before income tax expense and minority interest	50,952	63,775	74,420
Income tax (expense) benefit	14,593	10,016	(903)
Minority interest	(2,679)	(763)	(21,677)

Net income from continuing operations	62,866	73,028	51,840
Cumulative effect of change in accounting for derivatives, net of tax	—	(121)	—

Net income	$62,866	$72,907	$51,840

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company)

	Years Ended December 31,

	2002	2001	2000

	($ in thousands)
Cash flows from operating activities:
Net income	$62,866	$72,907	$51,840
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	—	121	—
Equity in undistributed earnings	(88,563)	(88,829)	(80,014)
Dividends from subsidiaries	45,332	75,900	48,848
Realized investment gains	(874)	—	—
Minority interest	2,679	763	21,677
Change in:
Income taxes	(8,463)	12,141	9,771
Other, net	14,867	(18,709)	(7,201)

Net cash provided by operating activities	27,844	54,294	44,921

Cash flows from investing activities:
Purchase of investments	—	(19,505)	(15,000)
Sale of investments	37	18,000	13,653
Proceeds from repayment of loans	3	142	131
Cash received in merger with ALHI	—	—	2,914
Acquisition of ILICO	—	(4,980)	—
Other assets, net	(1,681)	(1,675)	(637)

Net cash (used in) provided by investing activities	(1,641)	(8,018)	1,061

Cash flows from financing activities:
Change in debt and capital securities, net	(38,430)	75,747	14,305
Allocation of shares in leveraged ESOP	1,333	938	1,295
Purchase of treasury stock, net of issuance	(114,638)	(44,985)	—
Issuance of OCEANs	179,593	—	—
Purchase of company-obligated mandatorily redeemable capital securities	(20,805)	—	—
Cash paid for demutualization distribution	—	—	(306,168)
Capital contribution to subsidiaries	(58,930)	(39,306)	—
Dividends paid to stockholders	(15,536)	(16,787)	(11,971)
Stock issued under various incentive plans, net of forfeitures	14,623	8,679	—
Other, net	(109)	117	173

Net cash (used in) financing activities	(52,899)	(15,597)	(302,366)

Net increase (decrease) in cash	(26,696)	30,679	(256,384)
Cash at beginning of period	42,208	11,529	267,913

Cash at end of period	$15,512	$42,208	$11,529

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

      AmerUs Group Co. (the Company) is the parent company of its primary subsidiaries, AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. (AAG, formerly AmVestors Financial Corporation (AmVestors)) and AmerUs Capital Management Group, Inc. (ACM). The Company and ALIC together own all of ILICO Holdings, Inc., (ILICO), the holding company of Indianapolis Life Insurance Company (ILIC). ALIC’s 7.8 percent ownership in ILICO is recorded as minority interest. The Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company’s share of net income of its unconsolidated subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with AmerUs Group Co.’s consolidated financial statements.

(2) NOTES PAYABLE

      Notes payable consist of the following:

	December 31,

	2002	2001

Optionally Convertible Equity-linked Accreting Notes due on March 6, 2032(A)	$186,233	$—
Senior notes bearing interest at 6.95% due June 2005	125,000	125,000
Revolving credit agreement due December 2004(B)	113,000	150,000
ESOP Note	—	225
Bank note repaid in 2002	—	1,205
Junior Subordinated debentures bearing interest at 8.85%(C)	50,755	71,560
Junior Subordinated debentures bearing interest at 7.00%	4,638	4,637

	$479,626	$352,627

(A)	On March 6, 2002, the Company issued $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. The OCEANs were registered on Form S-3 filed with the Securities and Exchange Commission on September 20, 2002.

(B)	The revolving credit agreement provides for a maximum borrowing of $175 million with the balance maturing in December 2004. This agreement replaced the $150 million credit agreement in 2001. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

(C)	The Company issued $88.66 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with capital securities issued by the trust. The debentures bear interest at the rate of 8.85% and mature February 1, 2027.

(D)	The Company issued $149.4 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with adjustable conversion-rate equity security units (ACES) issued by the trust. In connection with the maturity of the forward stock purchase component of the Company’s ACES units on July 27, 2001, $144.7 million of the junior subordinated debentures were liquidated. The remaining quarterly income preferred securities bear interest at the rate of 7.00% and mature July 27, 2003.

AMERUS GROUP CO.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      Maturities of notes payable are as follows for each of the next five years is as follows ($ in thousand):

2003	$4,638
2004	113,000
2005	125,000
2006	—
2007	50,755
Thereafter	186,233

$479,626

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

      Prior to the conversion of the Company to a stock form, the Company was owned by individuals and entities who held insurance policies or annuity contracts issued by ALIC (Members). In the conversion, which is referred to as a demutualization, the Company distributed cash, policy credits and its newly issued common stock to its Members in exchange for their membership interests. The value of the distribution totaled approximately $792 million. Demutualization costs of $8.3 million and $5.3 million are included in the Company’s expenses for the years ended December 31, 2001 and 2000, respectively. These costs consist primarily of legal, actuarial and consulting expenses associated with the Company’s demutualization. The 2002 costs are primarily for commissions, postage and printing for a program to enable shareholders from the AMHC demutualization with less than one hundred shares to redeem those shares for cash or purchase additional shares, commission-free, to reach a holding of at least one hundred shares.

      The acquisition of the ALHI minority interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company’s results of operations on the line titled minority interest on the Company’s consolidated statements of income. From the acquisition date forward, the Company’s results of operations include 100% of these earnings.

AMERUS GROUP CO.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
($ in thousands)

							Benefits,
		Future policy		Other policy			claims,
		benefits, losses		claims &		Net	losses &	Amortization	Other
	DAC &	claims & loss	Unearned	benefits	Premium	investment	settlement	of DAC &	operating	Premiums
Segment	VOBA	expenses(1)	premiums	payable(2)	revenue	income	expenses	VOBA	expenses	written

Protection Products
12/31/2002	$691,849	$5,428,918	$—	$36,058	$341,114	$335,111	$531,169	$62,523	$70,801	n/a
12/31/2001	$613,945	$4,752,903	$—	$29,152	$300,690	$283,330	$482,362	$59,693	$69,035	n/a
12/31/2000	$365,820	$2,750,669	$—	$11,890	$252,157	$212,100	$382,515	$36,054	$51,532	n/a
Accumulation Products
12/31/2002	$646,549	$12,363,587	$—	$2,570	$8,702	$653,220	$461,779	$77,042	$68,585	n/a
12/31/2001	$612,564	$10,925,389	$—	$3,505	$5,083	$577,913	$367,127	$73,206	$60,911	n/a
12/31/2000	$539,922	$7,207,576	$—	$—	$13,768	$468,404	$315,508	$56,696	$52,554	n/a
Other
12/31/2002	$—	$89,719	$—	$941	$996	$5,676	$2,606	$—	$35,774	n/a
12/31/2001	$—	$77,874	$—	$490	$132	$11,931	$2,459	$—	$20,060	n/a
12/31/2000	$—	$17,372	$—	$—	$230	$19,021	$676	$—	$30,646	n/a
Total(3)
12/31/2002	$1,338,398	$17,882,222	$—	$39,569	$350,812	$994,007	$995,554	$139,565	$175,160	n/a
12/31/2001	$1,226,509	$15,756,166	$—	$33,147	$305,905	$873,174	$851,948	$132,899	$150,006	n/a
12/31/2000	$905,742	$9,975,617	$—	$11,890	$266,155	$699,525	$698,699	$92,750	$134,732	n/a

(1)	Policy reserves, policyowner funds and dividends payable to policyowners

(2)	Policy and contract claims

AMERUS GROUP CO.

SCHEDULE IV

REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

					Percentage
		Ceded to	Assumed		of amount
	Gross	Other	From Other	Net	assumed
	Amount	Companies	Companies	Amount	to net

	($ in thousands)
Year ended December 31, 2002
Life insurance in force	$64,639,247	$59,656,761	$15,912,642	$6,394,190	248.86%

Premiums
Life insurance	$401,794	$109,846	$49,166	$341,114	14.41%
Annuities	8,702	—	—	8,702	—%
Other	8,519	7,901	378	996	37.95%

Total premiums	$419,015	$117,747	$49,544	$350,812	14.12%

Year ended December 31, 2001
Life insurance in force	$66,268,038	$49,453,962	$4,206,218	$21,020,294	20.01%

Premiums
Life insurance	$366,666	$92,327	$26,351	$300,690	8.76%
Annuities	5,222	139	—	5,083	—%
Other	1,533	1,401	—	132	—%

Total premiums	$373,421	$93,867	$26,351	$305,905	8.61%

Year ended December 31, 2000
Life insurance in force	$35,503,699	$25,208,439	$697,800	$10,993,060	6.35%

Premiums
Life insurance	$280,948	$30,172	$1,381	$252,157	0.55%
Annuities	13,768	—	—	13,768	—%
Other	1,557	1,331	4	230	1.74%

Total premiums	$296,273	$31,503	$1,385	$266,155	0.52%