Form 10-Q
period 2003-03-31
AMERUS GROUP CO/IA
filed 2003-05-15
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [x]      No [  ]

The number of shares outstanding of each of the Registrant’s classes of common stock on May 5, 2003 was as follows:

Common Stock	39,077,142 shares

Exhibit index - Page 39

SAFE HARBOR STATEMENT

     All statements, trend analyses and other information contained in this report relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations, and interpretations, including currently proposed federal measures that may significantly affect the insurance business including limitations on antitrust immunity, minimum solvency requirements, and changes to the tax advantages of life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations or pronouncements, including those relating to the regulation of insurance companies and the regulation and sale of their products; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations or examinations.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$13,432,473	$13,328,902
Equity securities	64,042	63,345
Short-term investments	20,741	32,318
Securities held for trading purposes at fair value:
Fixed maturity securities	1,760,274	1,843,868
Mortgage loans	888,323	883,034
Real estate	475	476
Policy loans	493,086	496,753
Other investments	430,359	283,794

Total investments	17,089,773	16,932,490
Cash and cash equivalents	921,054	102,612
Accrued investment income	187,672	185,660
Premiums, fees and other receivables	43,252	13,082
Reinsurance receivables	1,004,194	865,930
Deferred policy acquisition costs	871,646	884,239
Value of business acquired	450,210	454,159
Goodwill	224,075	218,995
Property and equipment	73,908	74,188
Other assets	309,371	326,397
Separate account assets	219,801	235,913

Total assets	$21,394,956	$20,293,665

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$16,453,162	$16,244,016
Policyowner funds	1,483,713	1,335,144

	17,936,875	17,579,160
Accrued expenses and other liabilities	942,819	283,836
Dividends payable to policyowners	327,054	303,062
Policy and contract claims	39,237	39,569
Income taxes payable	51,899	61,325
Deferred income taxes	32,812	16,499
Notes payable	533,593	511,353
Separate account liabilities	219,801	235,913

Total liabilities	20,084,090	19,030,717
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,695,889 shares issued and 39,051,187 shares outstanding in 2003; 43,656,280 shares issued and 39,011,578 shares outstanding in 2002	43,696	43,656
Additional paid-in capital	1,180,736	1,179,646
Accumulated other comprehensive income (loss)	99,886	88,522
Unearned compensation	(860)	(458)
Unallocated ESOP shares	(1,406)	(1,443)
Retained earnings	145,306	109,517
Treasury stock, at cost (4,644,702 shares in 2003 and 2002)	(156,492)	(156,492)

Total stockholders’ equity	1,310,866	1,262,948

Total liabilities and stockholders’ equity	$21,394,956	$20,293,665

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended March 31,
	2003	2002

	(unaudited)
Revenues:
Insurance premiums	$81,605	$90,458
Universal life and annuity product charges	44,107	37,128
Net investment income	253,217	239,770
Realized/unrealized gains (losses) on investments	7,855	(24,712)
Other income	17,168	12,468

	403,952	355,112

Benefits and expenses:
Policyowner benefits	218,055	206,163
Underwriting, acquisition and other expenses	37,719	36,251
Demutualization costs	—	285
Restructuring costs	3,193	1,795
Amortization of deferred policy acquisition costs and value of business acquired	50,397	39,842
Dividends to policyowners	34,574	28,403

	343,938	312,739

Income before interest and income tax expense	60,014	42,373
Interest expense	6,799	6,027

Income before income tax expense	53,215	36,346
Income tax expense	17,426	11,432

Net income	$35,789	$24,914

Net income per common share:
Basic	$0.92	$0.60

Diluted	$0.91	$0.59

Weighted average common shares outstanding:
Basic	38,984,807	41,349,785

Diluted	39,217,951	41,968,570

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended March 3
	2003	2002

	(unaudited)
Net income	$35,789	$24,914
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	29,859	(59,584)
Less: Reclassification adjustment for gains (losses) included in net income	12,376	(3,764)

Other comprehensive income (loss), before tax	17,483	(55,820)
Income tax (expense) benefit related to items of other comprehensive income	(6,119)	19,537

	11,364	(36,283)

Comprehensive income (loss)	$47,153	$(11,369)

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2003 and the Year Ended December 31, 2002
($ in thousands)

			Accumulated
		Additional	Other
		Paid-In	Comprehensive	Unearned
	Common Stock	Capital	Income (Loss)	Compensation

Balance at December 31, 2001	$43,506	$1,177,688	$12,669	$(727)
2002:
Net income	—	—	—	—
Net unrealized gain (loss) on securities	—	—	73,646	—
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	3,434	—
Stock issued under various incentive plans, net of forfeitures	150	5,730	—	269
Stock issued under exercise of warrants	—	(3,802)	—	—
Purchase of treasury stock	—	—	—	—
Dividends declared on common stock	—	—	—	—
Allocation of shares in leveraged ESOP	—	30	—	—
Minimum pension liability adjustment	—	—	(1,227)	—

Balance at December 31, 2002	43,656	1,179,646	88,522	(458)
2003 (unaudited):
Net income	—	—	—	—
Net unrealized gain (loss) on securities	—	—	10,443	—
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	921	—
Stock issued under various incentive plans, net of forfeitures	40	1,090	—	(402)
Allocation of shares in leveraged ESOP	—	—	—	—

Balance at March 31, 2003	$43,696	$1,180,736	$99,886	$(860)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unallocated			Total
	ESOP	Retained	Treasury	Stockholders’
	Shares	Earnings	Stock	Equity

Balance at December 31, 2001	$(224)	$62,187	$(56,582)	$1,238,517
2002:
Net income	—	62,866	—	62,866
Net unrealized gain (loss) on securities	—	—	—	73,646
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	—	3,434
Stock issued under various incentive plans, net of forfeitures	—	—	1	6,150
Stock issued under exercise of warrants	—	—	12,205	8,403
Purchase of treasury stock	(2,522)	—	(112,116)	(114,638)
Dividends declared on common stock	—	(15,536)	—	(15,536)
Allocation of shares in leveraged ESOP	1,303	—	—	1,333
Minimum pension liability adjustment	—	—	—	(1,227)

Balance at December 31, 2002	(1,443)	109,517	(156,492)	1,262,948
2003 (unaudited):
Net income	—	35,789	—	35,789
Net unrealized gain (loss) on securities	—	—	—	10,443
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	—	921
Stock issued under various incentive plans, net of forfeitures	—	—	—	728
Allocation of shares in leveraged ESOP	37	—	—	37

Balance at March 31, 2003	$(1,406)	$145,306	$(156,492)	$1,310,866

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Three Months Ended
	March 31,
	2003	2002

	(unaudited)
Cash flows from operating activities
Net income	$35,789	$24,914
Adjustments to reconcile net income to net cash provided by operating activities:
Product charges on universal life and annuity products	(54,225)	(37,148)
Interest credited to policyowner account balances	126,940	110,617
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	(8,602)	(15,131)
Realized/unrealized (gains) losses on investments	(7,855)	24,712
DAC and VOBA amortization	50,397	39,842
Change in:
Accrued investment income	(2,012)	(10,099)
Reinsurance receivables	(61,190)	(28,561)
Securities held for trading purposes:
Fixed maturities	83,691	97,218
Equity securities	—	(4,633)
Short-term investments	(2,779)	10
DAC and VOBA	(91,769)	(89,473)
Liabilities for future policy benefits	4,693	148,373
Accrued expenses and other liabilities	97,185	(20,465)
Policy and contract claims and other policyowner funds	17,692	17,853
Income taxes:
Current	(1,687)	(28,366)
Deferred	(3,580)	35,100
Other, net	12,873	(31,041)

Net cash provided by operating activities	195,561	233,722

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(2,073,313)	(1,542,411)
Proceeds from sale of fixed maturities available-for-sale	2,093,786	912,604
Maturities, calls and principal reductions of fixed maturities available-for-sale	448,308	195,649
Purchase of equity securities	(9,258)	(1,003)
Proceeds from sale of equity securities	9,498	—
Change in short-term investments, net	14,267	(2,447)
Purchase of mortgage loans	(26,717)	(12,411)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
($ in thousands)

	For The Three Months Ended
	March 31,
	2003	2002

	(unaudited)
Proceeds from repayment and sale of mortgage loans	22,696	28,214
Purchase of real estate and other invested assets	(83,562)	(17,020)
Proceeds from sale of real estate and other invested assets	11,998	64,749
Change in policy loans, net	3,668	5,221
Other assets, net	(6,251)	(3,506)

Net cash provided by (used in) investing activities	405,120	(372,361)

Cash flows from financing activities:
Deposits to policyowner account balances	508,643	487,999
Withdrawals from policyowner account balances	(313,947)	(409,046)
Change in debt, net	22,240	(119,998)
Stock issued under various incentive plans, net of forfeitures	728	9,759
Purchase of treasury stock	—	(59,326)
Proceeds from issuance of OCEANs	—	179,239
Retirement of company-obligated mandatorily redeemable capital securities	—	(20,150)
Adoption and allocation of shares in leveraged ESOP	37	—
Other, net	60	—

Net cash provided by financing activities	217,761	68,477

Net increase (decrease) in cash	818,442	(70,162)
Cash and cash equivalents at beginning of period	102,612	179,376

Cash and cash equivalents at end of period	$921,054	$109,214

Supplemental disclosure of cash activities:
Interest paid	$9,332	$4,664

Income taxes paid	$13,602	$16,905

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The Company has certain stock-based employee compensation plans which are accounted for under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The plans are stock option plans for which no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation ($ in thousands):

	For The Three Months Ended March 31,
	2003	2002

Net income, as reported	$35,789	$24,914
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,098)	(1,134)

Pro forma net income	$34,691	$23,780

Earnings per share:
Basic - as reported	$0.92	$0.60

Basic - pro forma	$0.89	$0.58

Diluted - as reported	$0.91	$0.59

Diluted - pro forma	$0.88	$0.57

     Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

(2)	EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method. In addition, diluted earnings per share applicable to the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANsSM) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. The common stock price conversion condition was not met for the three months ended March 31, 2002 and 2003. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is limited to the amount of the annual regular dividend.

(3)	CLOSED BLOCK

     The Company has established two closed blocks, which we refer to as the Closed Block. The first was established on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company. The second was established as of March 31, 2000 in connection with the reorganization of ILIC from a mutual company to a stock company. Insurance policies which had a dividend scale in effect as of each Closed Block establishment date were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the reorganization of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization if the experience underlying such scales and credits continues.

     Summarized financial information of the Closed Block as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 are as follows:

	March 31,	December 31,
	2003	2002

	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,845,683	$2,840,041
Policyowner funds	9,106	4,400
Accrued expenses and other liabilities	19,548	44,295
Dividends payable to policyowners	174,520	147,177
Policy and contract claims	9,993	10,390
Policyowner dividend obligation	140,243	118,623

Total Liabilities	3,199,093	3,164,926

Assets:
Fixed maturity securities available-for-sale at fair value	1,963,825	1,970,659
Mortgage loans	86,647	90,872
Policy loans	350,957	354,784
Other investments	19,297	1,047
Cash and cash equivalents	21,679	6,178
Accrued investment income	31,704	30,726
Premiums and fees receivable	13,231	16,999
Other assets	27,426	23,917

Total Assets	2,514,766	2,495,182

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$684,327	$669,744

	For The Three Months Ended March 31,

	2003	2002

	($ in thousands)
Operations:
Insurance premiums	$62,808	$65,788
Universal life and annuity product charges	3,538	2,897
Net investment income	39,739	38,043
Realized gains (losses) on investments	7,069	4,624
Policyowner benefits	(71,829)	(72,115)
Underwriting, acquisition and other expenses	(1,131)	(1,254)
Dividends to policyowners	(29,912)	(26,335)

Contribution from the Closed Block before income taxes	$10,282	$11,648

(4)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company accounts for derivatives as provided by Statement of Financial Accounting Standard (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138, which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting.

     During the first three months of 2003 and 2002, realized/unrealized gains (losses) on investments included an unrealized loss of $9.6 million and $6.8 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed products. Additionally, the first three months of 2003 and 2002 included an unrealized gain of $2.3 million and an unrealized loss of $12.6 million, respectively, from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to reduce contract liabilities for fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy annuity contracts of $8.6 million and $15.1 million for the first three months of 2003 and 2002, respectively. AOCI included an unrealized gain of $0.9 million and $1.6 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during the first three months of 2003 and 2002, respectively. In 2002, the Company undesignated a cash flow hedge and is now amortizing the amount in AOCI to earnings over the remaining life of the swap, which amounted to $1.4 million in expense in the first three months of 2003. The Company estimates that $2.0 million of after-tax derivative losses, included in AOCI will be reclassified into earnings within the next twelve months.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives and the cash flow hedge amortization for the first three months ended March 31, 2003 and 2002:

	For The Three Months Ended March 31,
	2003	2002

	($ in thousands)
Fixed maturity securities held for trading	$2,319	$(12,638)
Options on equity-indexed products	(9,612)	(6,820)
Equity-indexed and total return strategy liabilities	8,602	15,131
Cash flow hedge amortization	(1,412)	—
DAC amortization impact of net adjustments above	78	(3,861)

Pre-tax total	(25)	(8,188)
Income taxes	9	2,866

After-tax total	$(16)	$(5,322)

(5)	FEDERAL INCOME TAXES

     The effective income tax rate for the three-months ending March 31, 2003 and 2002, respectively, varied from the prevailing corporate rate primarily as a result of tax-exempt income in 2003 and non-deductible demutualization costs, low income housing and rehabilitation credits, and tax-exempt income in 2002.

(6)	RESTRUCTURING CHARGES

     During the third quarter of 2001, the Company began consolidating various functions in connection with a restructuring of its protection products and accumulation products operations and investment activities. The objective of the restructuring plan is to eliminate duplicative functions for all business units and to reduce ongoing costs. Corporate administrative functions are being transitioned so they are performed primarily in Des Moines, Iowa. Protection products administrative processes are being transitioned so they are performed primarily in Des Moines; Woodbury, New York; or outsourced. Accumulation products functions have been transitioned so they are primarily performed in Topeka, Kansas. Investment activities have been restructured to eliminate certain real estate management services which have been outsourced.

     The Company adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities initiated after December 31, 2002. SFAS 146 provides for costs to exit an activity or dispose of long-lived assets to be recorded when they are incurred and are to be measured at fair value. Under previous accounting guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The adoption of SFAS 146 had no impact on net income or stockholders’ equity.

     Restructuring charges have been included in operating expenses in the consolidated statement of income and include severance and termination benefits for additional benefits provided to previously terminated individuals during the first three months of 2003 and benefits associated with the elimination of ten positions for the three months ended March 31, 2002. The other costs primarily related to systems conversion and relocation of employees. A summary of the pre-tax restructuring charges are as follows ($ in thousands):

	Accrual at				Accrual at
	December 31,	2003	Other	Cash	March 31,
	2002	Charge	Adjustments	Payments	2003

Severance and termination benefits	$5,133	$—	$731	$(1,769)	$4,095
Other costs	1,012	2,462	—	(2,667)	807

	$6,145	$2,462	$731	$(4,436)	$4,902

	Accrual at				Accrual at
	December 31,	2002	Other	Cash	March 31,
	2001	Charge	Adjustments	Payments	2002

Severance and termination benefits	$2,065	$370	$—	$(1,977)	$458
Other costs	36	1,425	—	(657)	804

	$2,101	$1,795	$—	$(2,634)	$1,262

     Additional charges will be incurred for continuing restructuring activities primarily involving severance or relocation benefits for affected employees; various administrative, financial, and actuarial system conversion costs; and building disposition costs. Expenditures for all restructuring activities are expected to be completed by the fourth quarter of 2003.

(7)	COMMITMENTS AND CONTINGENCIES

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

(8)	OPERATING SEGMENTS

     The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:

     Protection Products. The primary product offerings consist of interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent (PPGA) distribution system and Independent Marketing Organizations (IMOs).

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

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between adjusted pre-tax operating income and income from continuing operations on the following operating segment tables and are as follows:

1)	Realized gains and losses on open block investments.

2)	Market value changes and amortization of assets and liabilities associated with the application of SFAS 133, such as:

•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of equity-indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the realized gains and losses on the open block investments and the SFAS 133 adjustments.

4)	Demutualization costs.

5)	Restructuring costs.

6)	Other income from non-insurance operations.

     These items will fluctuate from period to period depending on the prevailing interest rate and economic environment, or are not continuing in nature, or are not part of the core insurance operations. As a result, management believes they do not reflect the Company’s ongoing earnings capacity of its operating segments.

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

     Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of DAC and VOBA as previously discussed, are not significant. There have been no material changes in segment assets since December 31, 2002.

Operating Segment Income
($ in thousands)

	Three Months Ended March 31, 2003

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$80,161	$1,183	$261	$81,605
Universal life and annuity product charges	33,701	10,406	—	44,107
Net investment income	83,746	167,777	1,694	253,217
Realized gains (losses) on closed block investments	7,069	—	—	7,069
Other income	1,053	14,766	140	15,959

	205,730	194,132	2,095	401,957
Benefits and expenses:
Policyowner benefits	100,668	124,557	20	225,245
Underwriting, acquisition, and other expenses	17,804	15,935	3,980	37,719
Amortization of DAC and VOBA, net of open block gain adjustment of $6,545	19,565	24,287	—	43,852
Dividends to policyowners	34,574	—	—	34,574

	172,611	164,779	4,000	341,390

Adjusted pre-tax operating income	$33,119	$29,353	$(1,905)	60,567

Realized gains (losses) on open block investments				8,079
Unealized gains (losses) on open block options and trading investments				(7,293)
Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities				8,602
Cash flow hedge amortization				(1,412)
Amortization of DAC and VOBA due to open block gains				(6,545)
Restructuring costs				(3,193)
Other income from non-insurance operations				1,209

Income from continuing operations				60,014
Interest (expense)				(6,799)
Income tax (expense)				(17,426)

Net income				$35,789

Operating Segment Income
($ in thousands)
(unaudited)

	Three Months Ended March 31, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$88,535	$1,302	$621	$90,458
Universal life and annuity product charges	27,113	10,015	—	37,128
Net investment income	80,425	158,343	1,002	239,770
Realized gains (losses) on closed block investments	4,624	—	—	4,624
Other income	953	10,545	514	12,012

	201,650	180,205	2,137	383,992
Benefits and expenses:
Policyowner benefits	103,808	116,690	796	221,294
Underwriting, acquisition, and other expenses	19,642	12,997	3,612	36,251
Amortization of DAC and VOBA, net of open block gain adjustment of $1,556	14,333	23,953	—	38,286
Dividends to policyowners	28,403	—	—	28,403

	166,186	153,640	4,408	324,234

Adjusted pre-tax operating income	$35,464	$26,565	$(2,271)	59,758

Realized gains (losses) on open block investments				(9,878)
Unealized gains (losses) on open block options and trading investments				(19,458)
Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities				15,131
Amortization of DAC and VOBA due to open block gains				(1,556)
Demutualization costs				(285)
Restructuring costs				(1,795)
Other income from non-insurance operations				456

Income from continuing operations				42,373
Interest (expense)				(6,027)
Income tax (expense)				(11,432)

Net income				$24,914

Item 2.         Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

FINANCIAL HIGHLIGHTS

     Our financial highlights are as follows:

	For The Three Months Ended March 31,
	2003	2002

	($ in thousands, except per share data)
Segment pre-tax operating income:
Protection Products	$33,119	$35,464
Accumulation Products	29,353	26,565
Other operations	(1,905)	(2,271)

Total segment pre-tax operating income	60,567	59,758
Non-segment expense, net (A)	24,778	34,844

Net income	$35,789	$24,914

Diluted earnings per share	$0.91	$0.59

	March 31,	December 31,
	2003	2002

Total assets	$21,394,956	$20,293,665
Stockholders’ equity (without AOCI)	$1,210,980	$1,174,426

(A)	Non-segment expense, net consists primarily of open block gains and losses, SFAS 133 related market value adjustments, non-insurance operations, interest expense, and income taxes.

     Operating segment income decreased for the protection products segment and increased for the accumulation products segment in the first quarter of 2003 as compared to the comparable period in 2002. The decrease in our protection products pre-tax operating segment income was primarily attributable to increased DAC and VOBA amortization, partially offset by lower operating expenses and higher margins. Our accumulation products pre-tax operating segment income increased primarily due to higher assets under management.

     Net income increased in the first quarter of 2003 compared to the first quarter of 2002 primarily as a result of the growth in our accumulation products segment, increased realized gains on open block investments and lower net unrealized losses from SFAS 133 related market value adjustments on trading securities, derivatives and certain annuity contracts. The increase in net income was partially offset by slightly lower protection products segment income.

     Total assets increased $1.1 billion during the first quarter of 2003 primarily as a result of the utilization of securities lending arrangements and dollar-roll repurchase investment transactions which increased assets and liabilities approximately $630 million. Assets also increased due to higher reinsurance receivables as more business is subject to reinsurance coverages as a result of additional treaties entered into in the fourth quarter of 2002.

     Stockholders’ equity, excluding AOCI, increased $36.6 million for the first quarter of 2003 primarily as a result of year-to-date net income of $35.8 million.

PROTECTION PRODUCTS

     Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products is the closed block of ALIC and the closed block of ILIC established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyholder. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality needs. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $82.6 billion at March 31, 2003 and $80.6 billion at December 31, 2002. Protection products in force is a non-GAAP financial measure utilized by investors, analysts and the Company to asses the Company’s position in the industry. We do not believe there is a comparable GAAP financial measure. A summary of our protection products segment operations follows:

	For The Three Months Ended March 31,
	2003	2002

	($ in thousands)
Revenues:
Insurance premiums	$80,161	$88,535
Universal life product charges	33,701	27,113
Net investment income	83,746	80,425
Realized gains (losses) on closed block investments	7,069	4,624
Other income	1,053	953

Total revenues	205,730	201,650

Benefits and expenses:
Policyowner benefits	100,668	103,808
Underwriting, acquisition and other expenses	17,804	19,642
Amortization of DAC and VOBA, net of open block gain/loss adjustment	19,565	14,333
Dividends to policyowners	34,574	28,403

Total benefits and expenses	172,611	166,186

Adjusted pre-tax operating income - Protection Products segment	$33,119	$35,464

     Adjusted pre-tax operating income from our protection products decreased 6.6% in the first quarter of 2003 compared to 2002. The decrease in income was due to higher DAC and VOBA amortization, partially offset by lower operating expenses and increased margins. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

     Sales. Sales are presented as annualized premium, which is in accordance with industry practice, and represent the amount of new business sold during the period. Sales are a non-GAAP financial measure for an insurance company for which there is no comparable GAAP financial measure. We use sales to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. Sales are also a leading indicator of future revenue trends. However, revenues are driven by prior period sales as well as current period sales and therefore, a reconciliation of sales to revenues would not be meaningful or determinable. The following table summarizes annualized premium by life insurance product:

	Sales Activity by Product
	For The Three Months Ended March 31
	2003	2002

	($ in thousands)
Traditional life insurance:
Whole life	$203	$1,120
Interest-sensitive whole life	7,020	10,204
Term life	3,712	2,548
Universal life	6,940	8,326
Equity-indexed life	13,477	8,665

Direct first year annualized premiums	31,352	30,863
Private label term life premiums	1,937	3,596

Total	$33,289	$34,459

     Direct first year annualized premiums increased 2% in the first quarter of 2003 compared to 2002. We continue to focus our marketing efforts on equity-indexed life products. In the first three months of 2003, sales of equity-indexed life products were $13.5 million as compared to $8.7 million for 2002. We are a leading writer of equity-indexed life products in the United States.

     Premiums and Product charges. We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and equity-indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyholder liability. Revenues from the universal life and equity-indexed life policies consist of product charges for the cost of insurance, policy administration and policy surrender and are included on the line item “universal life product charges.” All revenue is reported net of reinsurance ceded.

     Insurance premium revenue was lower in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to lower sales of traditional products and from new reinsurance agreements in place. Product charge revenue was higher in 2003 as compared to 2002 due to the growth in the equity-indexed life block of business.

     Persistency. Annualized lapse rates were 8.0% in the first quarter of 2003 compared to 8.3% in the first quarter of 2002. Our persistency experience remained within our pricing assumptions. Our lapse rate for the first quarter of 2003 as compared to 2002 decreased as expected due to the completion of ILICO’s demutualization payout in July 2001. Lapses tend to decline in anticipation of a demutualization transaction as policyholders want to remain policyholders so they will be eligible for the demutualization payout. Following a demutualization, lapses tend to increase for a period before they return to a more normal level.

     Net Investment Income. Net investment income increased for the first three months of 2003 as compared to the same period a year ago. The increase for the quarter was primarily due to growth in assets, partially offset by lower effective yields as compared to 2002. The effective yield of the investment portfolio was 6.98% compared to 7.03% a year ago.

     Mortality and Benefit Expense. We experienced favorable open block mortality in the first quarter of 2003 as compared to the same period a year ago. In addition, due to the additional reinsurance arrangements we have in place for mortality, policyowner benefits declined in the first quarter of 2003 compared to the first quarter of 2002.

     Underwriting, Acquisition and Other Expenses. Expenses decreased for the first quarter of 2003 compared to the first quarter of 2002 primarily due to increased reimbursement from reinsurers of commission and expense allowances as more policies are subject to reinsurance and from expense changes resulting from the restructuring activities.

     Amortization of DAC and VOBA. The amortization of DAC and VOBA increased for the first three months of 2003 as compared to the same period a year ago. DAC and VOBA are generally amortized in proportion to gross margins, which increased in the first quarter of 2003 compared to the first quarter of 2002.

     Dividends to Policyowners. Dividend expense primarily increased due to the maturing of the closed block and realized investment gains of the closed block. Dividend expense includes increases or decreases to the closed block policyholder dividend obligation liability carried on the consolidated balance sheet. To the extent cumulative actual earnings of the closed block exceed the cumulative expected earnings based on the actuarial calculation at the time of formation of the closed block (which we refer to as the closed block glide path), a policyholder dividend obligation is recorded. The higher realized gains in the first quarter of 2003 increased closed block earnings, which in turn were added to the policyholder dividend obligation liability. As a result of this accounting treatment, operating earnings only include the predetermined closed block glide path.

     Outlook. We expect to continue to increase sales through our multiple distribution channels and to continue to shift to higher return products, in particular the equity-indexed life products. We also expect to continue to realize operating efficiencies created by the restructuring of the protection products operations and centralization of our administrative functions.

ACCUMULATION PRODUCTS

     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to our policyholder. We manage investment spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality needs. When appropriate, we periodically reset the interest rates credited to our policyholder liability. Accumulation products in force totaled $11.3 billion at March 31, 2003 and December 31, 2002. Accumulation products in force is a non-GAAP financial measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. We do not believe there is a comparable GAAP financial measure. A summary of our accumulation products segment operations follows:

	For The Three Months Ended March 31,
	2003	2002

	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$1,183	$1,302
Annuity product charges	10,406	10,015
Net investment income	167,777	158,343
Other income	3,075	2,847

Total revenues	182,441	172,507

Benefits and expenses:
Policyowner benefits	124,557	116,690
Underwriting, acquisition and other expenses	6,469	7,553
Amortization of DAC and VOBA, net of open block gain/loss adjustment	24,287	23,953

Total benefits and expenses	155,313	148,196

IMO Operations:
Other income	11,691	7,698
Other expenses	9,466	5,444

Net IMO operating income	2,225	2,254

Adjusted pre-tax operating income - Accumulation Products segment	$29,353	$26,565

     Adjusted pre-tax operating income from our accumulation products operations increased 10% in the first quarter of 2003 compared to 2002 primarily due to higher assets under management. The drivers of profitability in our accumulation products business are deposits, persistency, investment spread, expenses and IMO operations.

     Deposits. Deposits are presented as collected premiums, which is in accordance with industry practice, and represent the amount of new business sold during the period. Deposits are a non-GAAP financial measure for an insurance company for which there is no comparable GAAP financial measure. We use deposits to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. The following table summarizes our accumulation products segment deposits:

	Deposits by Product
	For The Three Months Ended March 31,
	2003	2002

	($ in thousands)
Annuities
Fixed annuities:
Deferred fixed annuities	$142,662	$224,455
Equity-indexed annuities	233,190	169,506
Variable annuities	987	2,663

Total Annuities	376,839	396,624
Funding agreements	—	275,000

Total	376,839	671,624
Reinsurance assumed	—	—
Reinsurance ceded	(8,068)	(1,477)

Total deposits, net of reinsurance	$368,771	$670,147

     Direct annuity deposits decreased 5% for the first quarter of 2003 compared to the same quarter a year ago. The decline was expected as we slowed 2003 annuity production due to the low interest rate environment. We also have focused on shifting our product mix towards our higher returning equity-indexed annuities.

     We placed fixed rate funding agreements totaling $275 million in the first quarter of 2002. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. Total funding agreements as of March 31, 2003 amounted to $1.125 billion.

     Reinsurance ceded increased in the first quarter of 2003 compared to the first quarter of 2002 as we entered into a new modified coinsurance reinsurance agreement in the third quarter of 2002 to cede 25% of certain equity-indexed annuity products.

     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyholder liability. Surrender charges are recorded as revenue as an annuity product charge. Annuity product charges increased in the first quarter of 2003 as compared to 2002 due to the growth in the business.

     Persistency. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates both with and without internal replacements continued to improve in 2003. Annualized annuity withdrawal rates and annuity withdrawals were as follows:

	For The Three Months Ended March 31,
	2003	2002

Annuity withdrawal rates:
Including internal replacements	10.64%	11.69%
Excluding internal replacements	10.20%	11.06%
Annuity withdrawals ($ in millions)	$350.2	$387.8

     Our withdrawal experience remained within our pricing assumptions. Withdrawal rates declined for the first quarter of 2003 as compared to 2002 as our annuity products provide a favorable investment return in this current low interest rate and declining equity market environment.

     Investment Spread. Investment results and interest crediting rates were as follows for deferred fixed annuities:

	For The Three Months Ended March 31,
	2003	2002

Investment yield	6.14%	6.68%
Average crediting rate	4.26%	4.73%

Investment spread	1.88%	1.95%

     The investment spread on deferred fixed annuities decreased seven basis points to 188 basis points in the first quarter of 2003 compared to the first quarter of 2002. Crediting rates were lowered throughout 2002 and the first quarter of 2003 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds.

In addition, during the first quarter of 2003 we held cash in anticipation of better investment opportunities in future periods. This increased the decline in our investment yield in the first quarter. This cash is now fully deployed and is expected to have a favorable impact on investment yields in the second quarter. At March 31, 2003, the account value of deferred fixed annuities totaled $7.1 billion of which $1.8 billion did not have a differential between the credited rate and minimum guarantee rate and as such, could not be lowered. Additionally, deferred fixed annuities with account values totaling $1.2 billion have multi-year interest rate guarantees for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year guarantee period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 200 basis points. Also, at March 31, 2003, account values of equity-indexed annuities totaled $3.6 billion, which provide guaranteed rates based on a cumulative floor over the term of the product. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

     The level of margins on funding agreements increased $3.0 million in the first quarter of 2003 compared to the first quarter of 2002. The increase was primarily due to the $875 million of the agreements placed throughout 2002.

     IMO Operations. IMOs have contractual arrangements to promote our insurance products to their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own five such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income was comparable between the first quarter of 2003 and the first quarter of 2002.

     Outlook. We anticipate increased product sales from our IMOs but decreased product sales from other distribution channels as we manage our sales in this current low interest rate environment. We also expect to continue the shift of our product mix to higher return products, in particular the equity-indexed annuity products. In addition, we will continue to manage our spreads as we strive for our desired profitability in this economic environment.

OTHER

     The other segment primarily consists of holding company revenues and expenses and operations of our real estate management subsidiary. The adjusted pre-tax operating loss in the first quarter of 2003 was comparable with the first quarter of 2002.

INCOME STATEMENT RECONCILIATION

     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended March 31,
	2003	2002

Segment pre-tax operating income:
Protection Products	$33,119	$35,464
Accumulation Products	29,353	26,565
Other operations	(1,905)	(2,271)

Total segment pre-tax operating income	60,567	59,758
Non-segment items - increases (decreases) to income:
Realized and unrealized losses on assets and liabilities:
Realized gains (losses) on open block investments	8,079	(9,878)
Unrealized gains (losses) on open block options and trading investments	(7,293)	(19,458)
Change in option value of equity-indexed annuity products and market value adjustments on total return strategy annuities	8,602	15,131
Cash flow hedge amortization	(1,412)	—
Amortization of DAC & VOBA due to open block realized gains	(6,545)	(1,556)
Non-recurring expenses:
Demutualization costs	—	(285)
Restructuring costs	(3,193)	(1,795)
Other income from non-insurance operations	1,209	456

Income from continuing operations	60,014	42,373
Interest expense	(6,799)	(6,027)
Income tax expense	(17,426)	(11,432)

Net income	$35,789	$24,914

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block investments will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales.

     Unrealized losses on open block investments are generated from our options and trading securities. We use options to hedge our equity-indexed products. In accordance with SFAS 133, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized loss of $9.6 million in the first quarter of 2003 and $6.8 million in the first quarter of 2002. In addition, we also have trading securities that back our total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a gain of $2.3 million in the first quarter of 2003 and a loss of $12.6 million in the first quarter of 2002. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change of $8.6 million in the first quarter of 2003 and $15.1 million in the first quarter of 2002 explained in the following paragraph.

     The fair value change in options embedded within our equity-indexed products and the fair value changes on our total return strategy fixed annuity contracts are being recorded in accordance with SFAS No. 133. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products.

     Non-recurring Expenses. Restructuring costs relate to our consolidation of various functions in connection with a restructuring of our protection products and accumulation products operations and investment activities which began in the third quarter of 2001. The objective of the restructuring plan is to eliminate duplicative functions for all business units and to reduce on-going operating costs. Corporate administrative functions are being transitioned so they are performed primarily in Des Moines, Iowa. Protection products administration processes are being transitioned so they are performed in Des Moines; Woodbury, New York; or outsourced. Accumulation products functions have been transitioned to Topeka, Kansas. Investment activities have been restructured to eliminate certain real estate management services which have been outsourced.

     The Company adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities initiated after December 31, 2002. SFAS 146 provides for costs to exit an activity or dispose of long-lived assets to be recorded when they are incurred and are to be measured at fair value. Under previous accounting guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The adoption of SFAS 146 had no impact on net income or stockholders’ equity.

     The restructuring charges expensed in the first quarter of 2003 included pre-tax severance and termination benefits of $0.7 million for severance accrual adjustments and other pre-tax costs of $2.5 million primarily related to systems conversion and relocation of employees. For the first quarter of 2002, restructuring charges included pre-tax severance and termination benefits of $0.4 million for the elimination of approximately ten positions and other pre-tax costs of $1.4 million. An accrual for severance and termination benefits not yet paid amounted to $4.1 million at March 31, 2003. Additional charges will be incurred for continuing restructuring activities primarily involving severance or relocation benefits for affected employees; various administrative, financial and actuarial system conversion costs; and building disposition costs. Expenditures for all restructuring activities are expected to be completed by the fourth quarter of 2003.

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

     We intend to rely primarily on dividends, interest income and fees from our insurance subsidiaries in order to make dividend payments to our shareholders. The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulators to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2002 results, our life insurance subsidiaries could pay us an estimated $82.3 million in dividends in 2003 without obtaining regulatory approval. Our subsidiaries paid us $46.6 million in the first quarter of 2003. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries.

     We have a $175 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of March 31, 2003, there was a $135 million outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital. We closely monitor all of these covenants to ensure continued compliance.

     Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. Approximately 2.3 million shares remain available for repurchase under this program. We consider a variety of factors such as liquidity needs, capital levels and stock price in determining whether to repurchase shares. We do not anticipate any purchases of our common stock in 2003.

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

     We manage liquidity on a continuing basis. One way is to minimize our need for capital. We accomplish this by attempting to use our capital as efficiently as possible and by developing capital-efficient products in our insurance subsidiaries. We also manage our mix of sales by focusing on the more capital-efficient products. In addition, we use reinsurance agreements, where cost-effective, to reduce capital strain in the insurance subsidiaries. We also focus on optimizing the consolidated capital structure to properly balance the levels and sources of borrowing and the issuance of equity securities. We are currently exploring additional alternatives for increasing liquidity.

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

     We take into account asset/liability management considerations in the product development and design process. Contract terms for the interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at March 31, 2003 (including liabilities in the closed blocks and the general account):

($ in millions)

Not subject to discretionary withdrawal	$495
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (A)	7,701
Market value adjustments	2,979

Subtotal	10,680

Subject to discretionary withdrawal without adjustments	2,109

Total	$13,284

(A)	Includes $1,186 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     In addition to the interest-sensitive products, an insurance subsidiary is party to a $250 million fixed rate funding agreement. Under the agreement, a five-year floating rate insurance contract was issued to a commercial paper conduit which was swapped to a fixed-rate. During 2002, our insurance subsidiaries placed additional funding agreements totaling $875 million in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time.

     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $219.8 million at March 31, 2003. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at March 31, 2003. In addition, ALIC has long-term fixed rate advances from FHLB outstanding of $13.7 million at March 31, 2003.

     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of March 31, 2003 had a carrying value of $17.1 billion, including closed block investments.

     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

     In the current economic environment, including the declines in interest rates and in the bond and equity markets, insurance regulators are closely monitoring the capital and liquidity position of insurance companies in their periodic financial examinations. IL Annuity and Insurance Company, a wholly-owned subsidiary of ILIC which is no longer writing business, is now undergoing its periodic financial examination and is involved in discussions with state examiners concerning its capital position. The Company believes that these discussions will be concluded without any material effect upon the Company's consolidated financial position or results of operations, but that some contribution of capital to that subsidiary may be appropriate. We are planning to merge IL Annuity and Insurance Company into ILIC. The merger is subject to regulatory approval and is expected to be completed within the next few months.

     The Company participates in dollar-roll repurchase agreement transactions. Such transactions involve the lending of a mortgage-backed security to a holding institution and a simultaneous agreement to purchase a substantially similar security for forward settlement at a lower dollar price. The proceeds are invested in short-term investments at a positive spread until the settlement date of the similar security. During this same time period, the Company will reflect the mortgage-backed security sold to the holding institution as a fixed maturity security, the cash received for such security as cash and short-term investments, and the Company’s repurchase obligation as an other liability. The amount outstanding to repurchase securities under dollar-roll repurchase agreements was $190.5 million at March 31, 2003.

     The Company also participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company receives a fee in exchange for the loan of securities and requires initial collateral equal to 102 percent of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $443.1 million were on loan under the program and the Company was liable for cash collateral under its control of approximately $449.5 million at March 31, 2003.

     At March 31, 2003, the statutory surplus of the insurance subsidiaries was approximately $745 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

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

     Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to our financial instruments primarily relate to the investment portfolio, which exposes us to risks related to interest rates, credit quality and prepayment variation. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

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

     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at March 31, 2003. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	Expected Cash Flows
	9 months							Amortized
	2003	2004	2005	2006	2007	2008	Thereafter	Cost	Fair Value

	($ in millions)
Fixed maturity securities available-for-sale	$1,392	$1,390	$1,282	$1,168	$1,129	$1,114	$5,414	$12,889	$13,432
Average interest rate	5.7%	6.2%	6.9%	6.4%	6.9%	6.1%	5.9%
Fixed maturity securities held for trading purposes	$137	$180	$201	$148	$175	$139	$780	$1,760	$1,760
Average interest rate	3.4%	2.7%	3.6%	2.9%	3.0%	4.8%	4.2%
Mortgage loans	$38	$63	$65	$64	$62	$65	$531	$888	$981
Average interest rate	8.0%	8.0%	7.9%	7.9%	7.9%	7.8%	7.7%
Total	$1,567	$1,633	$1,548	$1,380	$1,366	$1,318	$6,725	$15,537	$16,173

     In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 68% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.5 % of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 6.97 years.

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

Item 4.         Controls and Procedures

(a)        Based upon their evaluation within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under such act.

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

(b)	The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

Form 8-K dated February 7, 2003 announcing the release of fourth quarter 2002 earnings. Supplemental financial information of AmerUs Group Co. was attached.

Form 8-K dated March 14, 2003 providing Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2003	AMERUS GROUP CO.

	By	/s/	Melinda S. Urion

Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/	Brenda J. Cushing

Senior Vice President and Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Roger K. Brooks, Chairman, President and Chief Executive Officer of AmerUs Group Co., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmerUs Group Co.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: May 15, 2003

By	/s/	Roger K. Brooks

Roger K. Brooks
Chairman, President and
Chief Executive Officer
AmerUs Group Co.

I, Melinda S. Urion, Chief Financial Officer of AmerUs Group Co., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmerUs Group Co.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

By	/s/	Melinda S. Urion

Melinda S. Urion
Executive Vice President,
Chief Financial Officer and Treasurer
AmerUs Group Co.

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

2.2	Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among AmerUs Life Holdings, Inc., AFC Corp. and AmVestors Financial Corporation (“AmVestors”), filed as Exhibit 2.2 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among AmerUs Life Holdings, Inc., a wholly owned subsidiary of AmerUs Life Holdings, Inc. and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of AmerUs Life Holdings, Inc. dated October 8, 1997, is hereby incorporated by reference.

2.4	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.5	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.8	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.9	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.10	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.11	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.12	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.13	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, filed as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-K, dated March 15, 2002, is hereby incorporated by reference.

Exhibit
No.	Description

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.4	Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., First Union Trust Company and the administrative trustees named therein, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.5	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.6	Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	QUIPS Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.8	Master Unit Agreement, dated as of July 27, 1998, between AmerUs Life Holdings, Inc. and First Union National Bank relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.9	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.10	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.11	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.12	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.13	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.14	First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000, filed as Exhibit 4.17 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.15	First Supplement to Master Unit Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and First Union National Bank, as Unit

Exhibit
No.	Description

Agent, dated September 20, 2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.16	Assignment and Assumption Agreement to the QUIPS Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.19 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.17	Assignment and Assumption Agreement to the Common Trust Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.20 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.18	First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000, filed as Exhibit 4.21on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.19	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.20	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.21	Registration Rights Agreement dated as of March 6, 2002 between AmerUs Group Co. and Credit Suisse First Boston Corporation, filed as Exhibit 4.2 on Form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

10.1*	Form of Supplemental Benefit Agreement, dated February 3, 2003, among AmerUs Group Co. and Roger K. Brooks, Brian J. Clark, Victor N. Daley, Thomas C. Godlasky, Mark V. Heitz, Gary R. McPhail and Melinda S. Urion.

10.2*	Tax Allocation and Indemnification Agreement dated as of July 1, 2000.

11*	Statement Re: Computation of Earnings Per Share.

12*	Computation of Ratios of Earnings to Fixed Charges.

* Included herein