Form 10-Q
period 2003-06-30
AMERUS GROUP CO/IA
filed 2003-08-13
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).              Yes ☒ No ☐

The number of shares outstanding of each of the Registrant’s classes of common stock on August 4, 2003 was as follows:

Common Stock	39,090,662 shares

Exhibit index - Page 44

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

	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$13,949,747	$13,328,902
Equity securities	71,285	63,345
Short-term investments	29,831	32,318
Securities held for trading purposes at fair value:
Fixed maturity securities	1,854,975	1,843,868
Equity securities	1,921	—
Mortgage loans	911,549	883,034
Real estate	314	476
Policy loans	492,007	496,753
Other investments	590,245	283,794

Total investments	17,901,874	16,932,490
Cash and cash equivalents	645,836	102,612
Accrued investment income	186,437	185,660
Premiums, fees and other receivables	43,683	13,082
Reinsurance receivables	957,530	865,930
Deferred policy acquisition costs	862,278	884,239
Value of business acquired	405,512	454,159
Goodwill	224,075	218,995
Property and equipment	49,657	74,188
Other assets	322,817	326,397
Separate account assets	242,123	235,913

Total assets	$21,841,822	$20,293,665

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS (continued)
($ in thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$16,725,762	$16,244,016
Policyowner funds	1,524,760	1,335,144

	18,250,522	17,579,160
Accrued expenses and other liabilities	819,138	283,836
Dividends payable to policyowners	399,139	303,062
Policy and contract claims	37,714	39,569
Income taxes payable	38,797	61,325
Deferred income taxes	85,463	16,499
Notes payable	552,586	511,353
Separate account liabilities	242,123	235,913

Total liabilities	20,425,482	19,030,717
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,728,197 shares issued and 39,083,495 shares outstanding in 2003; 43,656,280 shares issued and 39,011,578 shares outstanding in 2002	43,728	43,656
Additional paid-in capital	1,181,049	1,179,646
Accumulated other comprehensive income (loss)	162,364	88,522
Unearned compensation	(1,921)	(458)
Unallocated ESOP shares	(1,406)	(1,443)
Retained earnings	189,018	109,517
Treasury stock, at cost (4,644,702 shares in 2003 and 2002)	(156,492)	(156,492)

Total stockholders’ equity	1,416,340	1,262,948

Total liabilities and stockholders’ equity	$21,841,822	$20,293,665

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002

	(unaudited)
Revenues:
Insurance premiums	$79,637	$91,853	$161,242	$182,333
Product charges	48,789	35,016	95,534	74,058
Net investment income	249,646	251,897	502,863	491,667
Realized/unrealized gains (losses) on investments	58,969	(75,911)	66,824	(100,623)
Other income	18,149	20,465	35,316	32,933

	455,190	323,320	861,779	680,368

Benefits and expenses:
Policyowner benefits	256,114	212,283	474,169	418,446
Underwriting, acquisition and other expenses	33,443	45,602	73,799	83,791
Demutualization costs	—	179	—	464
Restructuring costs	12,670	6,416	15,864	8,211
Amortization of deferred policy acquisition costs and value of business acquired	49,578	28,324	99,974	68,164
Dividends to policyowners	29,740	19,221	64,314	47,624

	381,545	312,025	728,120	626,700

Income before interest and income tax expense	73,645	11,295	133,659	53,668
Interest expense	7,575	6,337	14,374	12,364

Income before income tax expense	66,070	4,958	119,285	41,304
Income tax expense	22,359	696	39,784	12,128

Net income	$43,711	$4,262	$79,501	$29,176

Net income per common share:
Basic	$1.12	$0.11	$2.03	$0.72

Diluted	$1.11	$0.10	$2.02	$0.71

Weighted average common shares outstanding:
Basic	39,161,780	40,155,276	39,112,346	40,749,054

Diluted	39,404,467	40,661,337	39,354,894	41,311,695

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002

	(unaudited)
Net income	$43,711	$4,262	$79,501	$29,176
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	101,516	27,724	131,376	(31,860)
Less: Reclassification adjustment for gains (losses) included in net income	5,397	(37,697)	17,773	(41,461)

Other comprehensive income (loss), before tax	96,119	65,421	113,603	9,601
Income tax expense related to items of other comprehensive income	(33,642)	(22,897)	(39,761)	(3,360)

	62,477	42,524	73,842	6,241

Comprehensive income (loss)	$106,188	$46,786	$153,343	$35,417

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
June 30, 2003
($ in thousands)

			Accumulated
		Additional	Other
		Paid-In	Comprehensive
	Common Stock	Capital	Income (Loss)

Balance at December 31, 2001	$43,506	$1,177,688	$12,669
2002:
Net income	—	—	—
Net unrealized gain (loss) on securities	—	—	73,646
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	3,434
Stock issued under various incentive plans, net of forfeitures	150	5,730	—
Stock issued under exercise of warrants	—	(3,802)	—
Purchase of treasury stock	—	—	—
Dividends declared on common stock	—	—	—
Allocation of shares in leveraged ESOP	—	30	—
Minimum pension liability adjustment	—	—	(1,227)

Balance at December 31, 2002	43,656	1,179,646	88,522
2003 (unaudited):
Net income	—	—	—
Net unrealized gain (loss) on securities	—	—	72,089
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	1,753
Stock issued under various incentive plans, net of forfeitures	72	8,490	—
PRIDES purchase contract adjustment and allocated fees and expenses	—	(7,087)	—
Allocation of shares in leveraged ESOP	—	—	—

Balance at June 30, 2003	$43,728	$1,181,049	$162,364

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Unallocated			Total
	Unearned	ESOP	Retained	Treasury	Stockholders’
	Compensation	Shares	Earnings	Stock	Equity

Balance at December 31, 2001	$(727)	$(224)	$62,187	$(56,582)	$1,238,517
2002:
Net income	—	—	62,866	—	62,866
Net unrealized gain (loss) on securities	—	—	—	—	73,646
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	—	—	3,434
Stock issued under various incentive plans, net of forfeitures	269	—	—	1	6,150
Stock issued under exercise of warrants	—	—	—	12,205	8,403
Purchase of treasury stock	—	(2,522)	—	(112,116)	(114,638)
Dividends declared on common stock	—	—	(15,536)	—	(15,536)
Allocation of shares in leveraged ESOP	—	1,303	—	—	1,333
Minimum pension liability adjustment	—	—	—	—	(1,227)

Balance at December 31, 2002	(458)	(1,443)	109,517	(156,492)	1,262,948
2003 (unaudited):
Net income	—	—	79,501	—	79,501
Net unrealized gain (loss) on securities	—	—	—	—	72,089
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	—	—	1,753
Stock issued under various incentive plans, net of forfeitures	(1,463)	—	—	—	7,099
PRIDES purchase contract adjustment and allocated fees and expenses	—	—	—	—	(7,087)
Allocation of shares in leveraged ESOP	—	37	—	—	37

Balance at June 30, 2003	$(1,921)	$(1,406)	$189,018	$(156,492)	$1,416,340

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Six Months Ended June 30,
	2003	2002

	(unaudited)
Cash flows from operating activities
Net income	$79,501	$29,176
Adjustments to reconcile net income to net cash provided by operating activities:
Product charges on universal life and annuity products	(82,612)	(70,159)
Interest credited to policyowner account balances	251,959	222,872
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	27,209	(35,867)
Realized/unrealized (gains) losses on investments	(66,824)	100,623
DAC and VOBA amortization	99,974	68,164
DAC and VOBA capitalized	(195,997)	(201,575)
Change in:
Accrued investment income	(777)	(8,229)
Reinsurance receivables	(14,526)	(73,100)
Securities held for trading purposes:
Fixed maturities	18,566	215,125
Equity securities	(1,813)	12,471
Short-term investments	—	(3,780)
Liabilities for future policy benefits	83,772	434,465
Accrued expenses and other liabilities	474,559	(29,499)
Policy and contract claims and other policyowner funds	57,126	28,122
Income taxes:
Current	(22,528)	(33,277)
Deferred	29,269	25,637
Other, net	(1,012)	(41,007)

Net cash provided by operating activities	735,846	640,162

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(5,601,015)	(3,033,669)
Proceeds from sale of fixed maturities available-for-sale	4,175,359	1,686,139
Maturities, calls and principal reductions of fixed maturities available-for-sale	1,157,234	507,723
Purchase of equity securities	(7,155)	(35,945)
Proceeds from sale of equity securities	12,180	3,604
Change in short-term investments, net	(1,933)	(334)
Purchase of mortgage loans	(80,332)	(36,558)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
($ in thousands)

	For The Six Months Ended June 30,
	2003	2002

	(unaudited)
Proceeds from repayment and sale of mortgage loans	55,689	53,520
Purchase of real estate and other invested assets	(200,854)	(29,551)
Proceeds from sale of real estate and other invested assets	(4,153)	30,230
Change in policy loans, net	4,746	6,045
Other assets, net	(798)	(8,977)

Net cash (used in) investing activities	(491,032)	(857,773)

Cash flows from financing activities:
Deposits to policyowner account balances	1,030,023	998,428
Withdrawals from policyowner account balances	(773,630)	(859,614)
Change in debt, net	(102,517)	(80,957)
Stock issued under various incentive plans, net of forfeitures	7,099	13,558
Purchase of treasury stock	—	(89,252)
Proceeds from issuance of OCEANs	—	178,494
Proceeds from issuance of PRIDES	137,398	—
Retirement of company-obligated mandatorily redeemable capital securities	—	(20,150)
Adoption and allocation of shares in leveraged ESOP	37	—

Net cash provided by financing activities	298,410	140,507

Net increase (decrease) in cash	543,224	(77,104)
Cash and cash equivalents at beginning of period	102,612	179,376

Cash and cash equivalents at end of period	$645,836	$102,272

Supplemental disclosure of cash activities:
Interest paid	$15,449	$11,402

Income taxes paid	$15,967	$26,921

See accompanying notes to consolidated financial statements.

.AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. (AAG), AmerUs Capital Management Group, Inc. (ACM), and ILICO Holdings, Inc., the holding company of Indianapolis Life Insurance Company (ILIC) and its subsidiaries (collectively, ILICO). Effective June 30, 2003, IL Annuity and Insurance Company (IL Annuity), a wholly-owned subsidiary of ILIC, was merged into ILIC. All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company has certain stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The plans are stock option plans for which no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation ($ in thousands, except share data):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$43,711	$4,262	$79,501	$29,176
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(980)	(997)	(2,078)	(3,102)

Pro forma net income	$42,731	$3,265	$77,423	$26,074

Earnings per share:
Basic - as reported	$1.12	$0.11	$2.03	$0.72

Basic - pro forma	$1.09	$0.08	$1.98	$0.64

Diluted - as reported	$1.11	$0.10	$2.02	$0.71

Diluted - pro forma	$1.08	$0.08	$1.97	$0.63

     Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

(2)	EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method.

     Diluted earnings per share applicable to the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANsSM) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. The common stock price conversion condition was not met for the six months ended June 30, 2003 and 2002. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is limited to the amount of the annual regular dividend.

     Diluted earnings per share applicable to the Company’s PRIDESSM securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES did not have any dilution impact for earnings per share for the six months ended June 30, 2003.

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

     Summarized financial information of the Closed Block as of June 30, 2003 and December 31, 2002 and for the three months and six months ended June 30, 2003 and 2002 are as follows:

	June 30,	December 31,
	2003	2002

	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,836,934	$2,840,041
Policyowner funds	9,371	4,400
Accrued expenses and other liabilities	47,930	44,295
Dividends payable to policyowners	173,368	147,177
Policy and contract claims	10,312	10,390
Policyowner dividend obligation	213,365	118,623

Total Liabilities	3,291,280	3,164,926

Assets:
Fixed maturity securities available-for-sale at fair value	2,075,335	1,970,659
Mortgage loans	85,062	90,872
Policy loans	349,114	354,784
Other investments	1,938	1,047
Cash and cash equivalents	4,846	6,178
Accrued investment income	32,073	30,726
Premiums and fees receivable	14,827	16,999
Other assets	48,819	23,917

Total Assets	2,612,014	2,495,182

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$679,266	$669,744

	For The Three Months Ended June 30,
	2003	2002

	($ in thousands)
Operations:
Insurance premiums	$55,009	$68,323
Universal life and annuity product charges	2,685	544
Net investment income	37,577	38,934
Realized gains (losses) on investments	275	(5,378)
Policyowner benefits	(56,690)	(72,634)
Underwriting, acquisition and other expenses	(1,115)	(1,481)
Dividends to policyowners	(27,738)	(16,970)

Contribution from the Closed Block before income taxes	$10,003	$11,338

	For The Six Months Ended June 30,
	2003	2002

	($ in thousands)
Operations:
Insurance premiums	$117,815	$134,111
Product charges	6,224	3,441
Net investment income	77,316	76,977
Realized gains (losses) on investments	7,344	(754)
Policyowner benefits	(128,519)	(144,749)
Underwriting, acquisition and other expenses	(2,246)	(2,736)
Dividends to policyowners	(57,649)	(43,304)

Contribution from the Closed Block before income taxes	$20,285	$22,986

(4)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company accounts for derivatives as provided by Statement of Financial Accounting Standard (SFAS) 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138, which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting.

     During the first six months of 2003 and 2002, realized/unrealized gains (losses) on investments included an unrealized gain of $15.4 million and an unrealized loss of $34.8 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed products. Additionally, the first six months of 2003 and 2002 included an unrealized gain of $19.6 million and an unrealized loss of $19.5 million, respectively, from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to (increase) reduce contract liabilities for fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy annuity contracts of $(27.2) million and $35.9 million for the first six months of 2003 and 2002, respectively. AOCI included an unrealized gain of $1.8 million and $0.3 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during the first six months of 2003 and 2002, respectively. In 2002, the Company undesignated a cash flow hedge and is now amortizing the amount in AOCI to earnings over the remaining life of the swap, which amounted to $2.5 million and $0.7 million in expense in the first six months of 2003 and 2002, respectively. The Company estimates that $1.4 million of after-tax derivative losses, included in AOCI will be reclassified into earnings within the next twelve months.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives and the cash flow hedge amortization for the first six months ended June 30, 2003 and 2002:

	For The Six Months Ended June 30,
	2003	2002

	($ in thousands)
Fixed maturity securities held for trading	$19,608	$(19,450)
Options on equity-indexed products	15,419	(34,786)
Equity-indexed and total return strategy liabilities	(27,209)	35,867
Cash flow hedge amortization	(2,478)	(697)
DAC amortization impact of net adjustments above	(609)	(2,662)

Pre-tax total	4,731	(21,728)
Income taxes	(1,656)	7,605

After-tax total	$3,075	$(14,123)

(5)	NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
	2003	2002

	($ in thousands)
Federal Home Loan Bank community investment long-term advances maturing at various dates through June 12, 2012	$13,609	$13,871
OCEANs due on March 6, 2032	186,978	186,233
PRIDES notes (A)	143,750	—
Senior notes bearing interest at 6.95% due June, 2005	125,000	125,000
Revolving credit agreement	10,000	113,000
Surplus notes bearing interest at 8.66% due on April 11, 2011	25,000	25,000
AmerUs Capital I 8.85% Capital Securities Series A due February 1, 2007	48,095	48,095
AmerUs Capital II 7.00% Quarterly Income Preferred Securities due July 27, 2003	154	154

	$552,586	$511,353

(A)  On May 28, 2003, the Company issued $125.0 million of PRIDES which were registered on Form S-3 filed with the Securities and Exchange Commission. On June 5, 2003, the underwriters exercised their over-allotment option in full and the Company issued an additional $18.8 million of PRIDES. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase the Company’s common stock. The note has a minimum term of 4.75 years, which may be extended by the Company in certain circumstances. The PRIDES have quarterly payments of interest at an annual rate of 5.5 percent and quarterly contract adjustment payments at an annual rate of 0.75 percent, both payable on February 16, May 16, August 16 and November 16 of each year, commencing August 16, 2003. Under the purchase contract, holders of each contract are required to purchase the Company’s common stock on the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of the Company’s common stock at the settlement date. The value of the common stock to be issued upon settlement of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of the Company’s common stock (which is measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. The present value of the contract adjustment payments, amounting to $2.9 million, has been reflected as an other liability with a corresponding charge to additional paid-in capital. Subsequent contract adjustment payments will be allocated between the liability and interest expense based on a constant rate over the life of the PRIDES. Expenses incurred with the offering were allocated between the senior notes and the purchase contracts. The expenses allocated to the senior notes, amounting to $0.7 million, have been capitalized and will be recognized as interest expense over the term of the notes. The amount allocated to the purchase contracts, totaling $4.2 million, was charged to additional paid-in capital.

(6)	FEDERAL INCOME TAXES

     The effective income tax rate for the three months and six months ending June 30, 2003 and 2002, respectively, varied from the prevailing corporate rate primarily as a result of tax-exempt income in 2003 and non-deductible demutualization costs, low income housing and rehabilitation credits, and tax-exempt income in 2002.

(7)	RESTRUCTURING CHARGES

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

     The Company has listed its office building located in Indianapolis, Indiana, with a real estate broker. During the second quarter of 2003, the Company began to substantially vacate this location as a result of the position eliminations taking place. In addition, the Company also selected a new location in the second quarter of 2003 for those employees who are going to continue to work in Indianapolis. The new space is to be ready for occupancy sometime during August 2003, at which time the majority of the remaining Indianapolis employees will move to the new location. On June 30, 2003, the Company determined that the plan of sale criteria in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the building was adjusted to its fair value less costs to sell, amounting to $15.5 million, which was based upon comparable properties recently marketed in Indianapolis. The resulting $7.7 million pre-tax impairment loss has been recorded as restructuring costs in the consolidated statement of income. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet.

     During the second quarter of 2003, the Company initiated and executed a restructuring plan to merge one of its subsidiaries, IL Annuity, into its parent, ILIC. The merger was effective June 30, 2003 and total restructuring costs associated with this plan amounted to $2.4 million pre-tax, which primarily consisted of legal, accounting, and printing costs and the write off of $2.2 million of insurance licenses.

     Restructuring charges have been included in operating expenses in the consolidated statement of income and include severance and termination benefits for additional benefits provided to previously terminated individuals during the first six months of 2003 and benefits associated with the elimination of approximately 80 positions for the six months ended June 30, 2002. The other costs in the six months ended June 30, 2003, primarily related to the impairment loss on the Indianapolis office building, expenses associated with the merger of IL Annuity into ILIC, and systems conversion costs. Other costs in the six months ended June 30, 2002, primarily consisted of systems conversion and relocation of employees. A summary of the pre-tax restructuring charges are as follows ($ in thousands):

	Accrual at			Payments	Accrual at
	December 31,	2003	Other	and	June 30,
	2002	Charge	Adjustments	Write-downs	2003

Severance and termination benefits	$5,133	$913	$(77)	$(2,937)	$3,032
Other costs	1,012	15,028	—	(15,834)	206

	$6,145	$15,941	$(77)	$(18,771)	$3,238

	Accrual at				Accrual at
	December 31,	2002	Other	Cash	June 30,
	2001	Charge	Adjustments	Payments	2002

Severance and termination benefits	$2,065	$5,373	$(77)	$(4,809)	$2,552
Other costs	36	3,130	(215)	(2,895)	56

	$2,101	$8,503	$(292)	$(7,704)	$2,608

     Additional charges will be incurred for continuing restructuring activities primarily involving severance or relocation benefits for affected employees and various administrative, financial, and actuarial system conversion costs. Expenditures for all restructuring activities are expected to be completed by the fourth quarter of 2003.

(8)	COMMITMENTS AND CONTINGENCIES

     In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is often involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings, arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to these claims and legal actions, would have no material effect on its results of operations and financial position.

(9)	SIGNIFICANT SECOND QUARTER TRANSACTIONS

     During the second quarter of 2003, one of the Company’s subsidiaries, IL Annuity, settled an arbitration with a reinsurer on a block of its annuity business and amended its reinsurance agreement with that reinsurer. In conjunction with those actions, the Company released a liability (which had been accrued as part of the Company’s acquisition of ILICO) related to the reinsurance arrangement in the pre-

tax amount of $8.2 million. The release of the liability has been recorded as an offset to underwriting, acquisition and other expenses.

     During the second quarter of 2003, as part of the Company’s continuing review of the Closed Block, the Company identified that the settlements provided for under the reinsurance agreement between the open and closed block of business at ILIC had been incorrectly processed. The error impacted the Company’s financial statements over the period from May 2001 through March 2003 by incorrectly increasing pre-tax income by $4.3 million. As the Company has determined that the error was not material to any prior individual quarter or annual financial statements, the Company has recorded the impact of the error in its second quarter of 2003 financial statements.

(10)	OPERATING SEGMENTS

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

     Accumulation Products. The primary product offerings consist of individual fixed annuities and equity-indexed annuities, marketed on a national basis primarily through IMOs and independent brokers, and insurance contracts issued through funding agreements.

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between adjusted pre-tax operating income and income from continuing operations on the following operating segment tables and are as follows:

1)	Realized gains and losses on open block investments.

2)	Market value changes and amortization of assets and liabilities associated with the application of SFAS 133, such as:

•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of equity-indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the realized gains and losses on the open block investments and the SFAS 133 adjustments.

4)	Demutualization costs.

5)	Restructuring costs.

6)	Non-recurring reinsurance adjustments.

7)	Other income from non-insurance operations.

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

Operating Segment Income
($ in thousands)

	Three Months Ended June 30, 2003

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$76,512	$1,059	$485	$78,056
Product charges	39,804	8,985	—	48,789
Net investment income	80,706	166,122	2,818	249,646
Realized gains (losses) on closed block investments	275	—	—	275
Other income	993	15,647	391	17,031

	198,290	191,813	3,694	393,797
Benefits and expenses:
Policyowner benefits	92,614	120,861	(130)	213,345
Underwriting, acquisition, and other expenses	21,175	16,779	3,655	41,609
Amortization of DAC and VOBA, net of open block gain/loss adjustment of $3,907	20,918	24,753	—	45,671
Dividends to policyowners	29,740	—	—	29,740

	164,447	162,393	3,525	330,365

Adjusted pre-tax operating income	$33,843	$29,420	$169	63,432

Realized gains (losses) on open block investments				16,374
Unrealized gains (losses) on open block options and trading investments				42,320
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				(35,811)
Cash flow hedge amortization				(1,065)
Amortization of DAC and VOBA due to open block gains and losses				(3,907)
Non-recurring reinsurance adjustments				3,854
Restructuring costs				(12,670)
Other income from non-insurance operations				1,118

Income before interest and income tax (expense)				73,645
Interest (expense)				(7,575)
Income tax (expense)				(22,359)

Net income				$43,711

Operating Segment Income
($ in thousands)
(unaudited)

	Three Months Ended June 30, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$90,135	$1,507	$211	$91,853
Product charges	24,292	10,724	—	35,016
Net investment income	83,418	166,544	1,935	251,897
Realized gains (losses) on closed block investments	(5,378)	—	—	(5,378)
Other income	992	17,897	1,036	19,925

	193,459	196,672	3,182	393,313
Benefits and expenses:
Policyowner benefits	106,226	125,702	394	232,322
Underwriting, acquisition, and other expenses	23,702	18,390	3,510	45,602
Amortization of DAC and VOBA, net of open block gain/loss adjustment of $6,840	14,506	20,658	—	35,164
Dividends to policyowners	19,221	—	—	19,221

	163,655	164,750	3,904	332,309

Adjusted pre-tax operating income	$29,804	$31,922	$(722)	61,004

Realized gains (losses) on open block investments				(35,755)
Unrealized gains (losses) on open block options and trading investments				(34,778)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				20,736
Cash flow hedge amortization				(697)
Amortization of DAC and VOBA due to open block gains and losses				6,840
Demutualization costs				(179)
Restructuring costs				(6,416)
Other income from non-insurance operations				540

Income before interest and income tax (expense)				11,295
Interest (expense)				(6,337)
Income tax (expense)				(696)

Net income				$4,262

Operating Segment Income
($ in thousands)

	Six Months Ended June 30, 2003

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$156,673	$2,242	$747	$159,662
Product charges	76,142	19,392	—	95,534
Net investment income	164,452	333,899	4,512	502,863
Realized gains (losses) on closed block investments	7,344	—	—	7,344
Other income	2,046	30,413	531	32,990

	406,657	385,946	5,790	798,393
Benefits and expenses:
Policyowner benefits	193,282	245,418	(110)	438,590
Underwriting, acquisition, and other expenses	41,616	32,714	7,635	81,965
Amortization of DAC and VOBA, net of open block gain/loss adjustment of $10,452	40,482	49,040	—	89,522
Dividends to policyowners	64,314	—	—	64,314

	339,694	327,172	7,525	674,391

Adjusted pre-tax operating income	$66,963	$58,774	$(1,735)	124,002

Realized gains (losses) on open block investments				24,453
Unrealized gains (losses) on open block options and trading investments				35,027
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				(27,209)
Cash flow hedge amortization				(2,478)
Amortization of DAC and VOBA due to open block gains and losses				(10,452)
Non-recurring reinsurance adjustments				3,854
Restructuring costs				(15,864)
Other income from non-insurance operations				2,326

Income before interest and income tax (expense)				133,659
Interest (expense)				(14,374)
Income tax (expense)				(39,784)

Net income				$79,501

Operating Segment Income
($ in thousands)
(unaudited)

	Six Months Ended June 30, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$178,692	$2,809	$832	$182,333
Product charges	53,319	20,739	—	74,058
Net investment income	163,843	324,887	2,937	491,667
Realized gains (losses) on closed block investments	(754)	—	—	(754)
Other income	1,945	28,442	1,550	31,937

	397,045	376,877	5,319	779,241
Benefits and expenses:
Policyowner benefits	210,034	242,392	1,190	453,616
Underwriting, acquisition, and other expenses	45,281	31,388	7,122	83,791
Amortization of DAC and VOBA, net of open block gain/loss adjustment of $5,286	28,839	44,611	—	73,450
Dividends to policyowners	47,624	—	—	47,624

	331,778	318,391	8,312	658,481

Adjusted pre-tax operating income	$65,267	$58,486	$(2,993)	120,760

Realized gains (losses) on open block investments				(45,633)
Unrealized gains (losses) on open block options and trading investments				(54,236)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				35,867
Cash flow hedge amortization				(697)
Amortization of DAC and VOBA due to open block gains and losses				5,286
Demutualization costs				(464)
Restructuring costs				(8,211)
Other income from non-insurance operations				996

Income before interest and income tax (expense)				53,668
Interest (expense)				(12,364)
Income tax (expense)				(12,128)

Net income				$29,176

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following analysis of the consolidated results of operations and financial condition of AmerUs Group Co. should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

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

FINANCIAL HIGHLIGHTS

     Our financial highlights are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2003	2002	2003	2002

	($ in thousands, except share data)
Segment pre-tax operating income:
Protection Products	$33,843	$29,804	$66,963	$65,267
Accumulation Products	29,420	31,922	58,774	58,486
Other operations	169	(722)	(1,735)	(2,993)

Total segment pre-tax operating income	63,432	61,004	124,002	120,760
Non-segment expense, net (A)	19,721	56,742	44,501	91,584

Net income	$43,711	$4,262	$79,501	$29,176

Diluted earnings per share	$1.11	$0.10	$2.02	$0.71

	June 30,	December 31,
	2003	2002

Total assets	$21,846,715	$20,293,665
Stockholders’ equity	$1,416,340	$1,262,948

(A)	Non-segment expense, net consists primarily of open block gains and losses, SFAS 133 related market value adjustments, non-insurance operations, non-recurring reinsurance adjustments, restructuring costs, interest expense and income taxes.

     Operating segment income increased for the protection products segment in the 2003 periods, compared to the respective periods in 2002. The increase in our protection products pre-tax operating segment income was primarily attributable to increased product margins. The increase was partially offset by higher DAC and VOBA amortization expense resulting from the increased product margins. Operating income for the accumulation products segment decreased in the three months and increased in the six months ended June 30, 2003 as compared to the respective periods in 2002. Our accumulation products pre-tax operating segment income decreased for the three months ended June 30, 2003 compared to the same period in 2002 primarily due to decreased spreads and lower contributions from IMO operations.

     Net income increased in the 2003 periods compared to the respective 2002 periods primarily due to increased realized gains on open block investments and increased net unrealized gains from SFAS 133 related market value adjustments on trading securities, derivatives and certain equity-indexed contracts.

     Total assets increased $1.6 billion during the first six months of 2003 primarily as a result of additional invested assets under management and the utilization of securities lending arrangements and dollar-roll repurchase investment transactions. Assets also increased due to higher reinsurance receivables as more business is subject to reinsurance coverages as a result of additional treaties entered into in the fourth quarter of 2002.

     Stockholders’ equity increased $153.4 million for the first six months of 2003 primarily as a result of year-to-date net income of $79.5 million and the increase in accumulated other comprehensive income for unrealized investment gains of $73.8 million.

PROTECTION PRODUCTS

     Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products is the closed block of ALIC and the closed block of ILIC established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyholder. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality needs. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $83.3 billion at June 30, 2003 and $80.6 billion at December 31, 2002. Protection products in force is a non-GAAP financial measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. We do not believe there is a comparable GAAP financial measure. A summary of our protection products segment operations follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002

		($ in thousands)
Revenues:
Insurance premiums	$76,512	$90,135	$156,673	$178,692
Product charges	42,441	24,292	76,142	53,319
Net investment income	80,706	83,418	164,452	163,843
Realized gains (losses) on closed block investments	275	(5,378)	7,344	(754)
Other income	993	992	2,046	1,945

Total revenues	200,927	193,459	406,657	397,045

Benefits and expenses:
Policyowner benefits	92,614	106,226	193,282	210,034
Underwriting, acquisition and other expenses	23,812	23,702	41,616	45,281
Amortization of DAC and VOBA, net of open block gain/loss adjustment	20,918	14,506	40,482	28,839
Dividends to policyowners	29,740	19,221	64,314	47,624

Total benefits and expenses	167,084	163,655	339,694	331,778

Adjusted pre-tax operating income - Protection Products segment	$33,843	$29,804	$66,963	$65,267

     Adjusted pre-tax operating income from our protection products increased 13.6% in the second quarter of 2003 and 2.6% in the first six months of 2003 compared to the respective 2002 periods. The increase in income was due to higher product margins, which was partially offset by increased DAC and VOBA amortization. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

     Sales. Sales are presented as annualized premium, which is measured in accordance with industry practice, and represent the amount of new business sold during the period. Sales are a non-GAAP financial measure for an insurance company for which there is no comparable GAAP financial measure. We use sales to measure the productivity of our distribution network and as a basis for compensation of sales and marketing employees and agents. Sales are also a leading indicator of future revenue trends. However, revenues are driven by prior period sales as well as current period sales and therefore, a reconciliation of sales to revenues would not be meaningful or determinable. The following table summarizes annualized premium by life insurance product:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002

		($ in thousands)
Traditional life insurance:
Whole life	$18	$1,140	$220	$2,260
Interest-sensitive whole life	5,818	11,282	12,838	21,486
Term life	3,628	5,967	7,340	8,515
Universal life	9,438	6,399	16,378	14,725
Equity-indexed life	11,750	12,095	25,227	20,760

Direct first year annualized premiums	30,652	36,883	62,003	67,746
Private label term life premiums	1,756	1,048	3,693	4,644

Total	$32,408	$37,931	$65,696	$72,390

     Direct first year annualized premiums decreased 16.9% in the second quarter and 8.5% on a year-to-date basis in 2003 compared to the same periods in 2002. We experienced a temporary decline in sales early in the second quarter of 2003, but results have improved during the later part of the quarter. In addition, in the second quarter of 2002, we experienced our highest quarterly sales level in our history. We continue to focus our marketing efforts on equity-indexed life products. In the first six months of 2003, sales of equity-indexed life products were $25.2 million as compared to $20.8 million for 2002. We are a leading writer of equity-indexed life products in the United States.

     Premiums and Product charges. We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and equity-indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyholder liability. Revenues from the universal life and equity-indexed life policies consist of product charges for the cost of insurance, policy administration and policy surrender and are included on the line item “product charges.” All revenue is reported net of reinsurance ceded.

     Insurance premium revenue was lower in the second quarter and first six months of 2003 as compared to the same periods in 2002 primarily due to lower sales of traditional products and from new reinsurance agreements in place. Product charge revenue was higher in the second quarter and first six months of 2003 as compared to the same periods in 2002 due to the growth in the equity-indexed life block of business and fluctuations in reinsurance premiums between periods.

     Persistency. Annualized lapse rates were 6.3 % in the first six months of 2003 compared to 7.7% in the first six months of 2002. Our persistency experience remained within our pricing assumptions.

     Net Investment Income. Net investment income decreased for the second quarter and increased for the first six months of 2003 as compared to the same periods a year ago. The decrease in net investment income for the second quarter was a result of record low interest rates. The year-to-date increase was primarily due to growth in assets, partially offset by lower effective yields as compared to 2002. The year-to-date effective yield of the investment portfolio was 6.85% compared to 7.16% a year ago.

     Mortality and Benefit Expense. We experienced favorable mortality in the second quarter and first six months of 2003 as compared to the same periods a year ago. In addition, due to the additional reinsurance arrangements we have in place for mortality, policyowner benefits declined in the second quarter and first six months of 2003 compared to the same periods in 2002.

     Underwriting, Acquisition and Other Expenses. Expenses decreased for the second quarter and year-to-date periods of 2003 compared to the respective periods in 2002. The decrease was primarily due to increased reimbursement from reinsurers of commission and expense allowances as more policies are subject to reinsurance and from expense changes resulting from the restructuring activities.

     Amortization of DAC and VOBA. The amortization of DAC and VOBA increased for the second quarter and year-to-date periods of 2003 as compared to the same periods a year ago. DAC and VOBA are generally amortized in proportion to gross margins, which increased in both periods of 2003 compared to 2002.

     Dividends to Policyowners. Dividend expense increased for the second quarter and first six months of 2003 compared to the respective 2002 periods due to the maturing of the closed block and realized investment gains of the closed block. Dividend expense includes increases or decreases to the closed block policyholder dividend obligation liability carried on the consolidated balance sheet. To the extent cumulative actual earnings of the closed block exceed the cumulative expected earnings based on the actuarial calculation at the time of formation of the closed block (which we refer to as the closed block glide path), a policyholder dividend obligation is recorded. The higher realized gains in both periods of 2003 as compared to 2002 increased closed block earnings, which in turn were added to the policyholder dividend obligation liability. In addition, the reinsurance adjustment related to the settlement activity of the closed block caused an increase in the dividend expense and related policyholder dividend obligation liability. See “Non-Recurring Expenses” for additional information. As a result of this accounting treatment, operating earnings only include the predetermined closed block glide path.

     Outlook. We expect to increase sales through our multiple distribution channels and to continue to shift to higher return products, in particular the equity-indexed life products. We also expect to continue to realize operating efficiencies created by the restructuring of the protection products operations and centralization of our administrative functions.

ACCUMULATION PRODUCTS

     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to our policyholder. We manage investment spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality needs. When appropriate, we periodically reset the interest rates credited to our policyholder liability. Accumulation products in force totaled $11.5 billion at June 30, 2003 and $11.3 billion at December 31, 2002. Accumulation products in force is a non-GAAP financial measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. We do not believe there is a comparable GAAP financial measure. A summary of our accumulation products segment operations follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002

		($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$1,059	$1,507	$2,242	$2,809
Product charges	8,985	10,724	19,392	20,739
Net investment income	166,122	166,544	333,899	324,887
Other income	2,780	2,956	5,855	5,803

Total revenues	178,946	181,731	361,388	354,238

Benefits and expenses:
Policyowner benefits	120,861	125,702	245,418	242,392
Underwriting, acquisition and other expenses	6,666	7,878	13,135	15,432
Amortization of DAC and VOBA, net of open block gain/loss adjustment	24,753	20,658	49,040	44,611

Total benefits and expenses	152,280	154,238	307,593	302,435

IMO Operations:
Other income	12,867	14,941	24,558	22,639
Other expenses	10,113	10,512	19,579	15,956

Net IMO operating income	2,754	4,429	4,979	6,683

Adjusted pre-tax operating income - Accumulation Products segment	$29,420	$31,922	$58,774	$58,486

     Adjusted pre-tax operating income from our accumulation products operations decreased 7.8% in the second quarter of 2003 and increased 0.5% in the first six months of 2003 compared to the respective 2002 periods. The decrease in the second quarter was primarily due to decreased spreads and lower contribution from IMO operations. The drivers of profitability in our accumulation products business are deposits, persistency, investment spread, expenses and IMO operations.

     Deposits. Deposits are presented as collected premiums, which is measured in accordance with industry practice, and represent the amount of new business sold during the period. Deposits are a non-GAAP financial measure for an insurance company for which there is no comparable GAAP financial measure. We use deposits to measure the productivity of our distribution network and as a basis for compensation of sales and marketing employees and agents. The following table summarizes our accumulation products segment deposits:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002

		($ in thousands)
Annuities
Fixed annuities:
Deferred fixed annuities	$101,200	$245,936	$243,862	$470,391
Equity-indexed annuities	367,255	157,137	600,445	326,643
Variable annuities	901	1,818	1,888	4,481

Total Annuities	469,356	404,891	846,195	801,515
Funding agreements	—	75,000	—	350,000

Total	469,356	479,891	846,195	1,151,515
Reinsurance assumed	—	—	—	—
Reinsurance ceded	(7,551)	(2,905)	(15,619)	(4,382)

Total deposits, net of reinsurance	$461,805	$476,986	$830,576	$1,147,133

     Direct annuity deposits increased 5.6% year-to-date for 2003 compared to 2002. The increase was from our sales of equity-indexed annuities as consumers continue to favor these products. We slowed our 2003 deferred fixed annuity sales due to the low interest rate environment and have focused on sales of our higher returning equity-indexed products.

     We placed fixed rate funding agreements totaling $75 million and $350 million in the second quarter and first six months of 2002, respectively. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. Total funding agreements as of June 30, 2003 amounted to $1.125 billion.

     Reinsurance ceded increased in the second quarter and first six months of 2003 compared to the respective 2002 periods as we entered into a new modified coinsurance reinsurance agreement in the third quarter of 2002 to cede 25% of certain equity-indexed annuity products.

     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyholder liability. Surrender charges are recorded as revenue as an annuity product charge. Annuity product charges decreased in the second quarter and year-to-date periods of 2003 as compared to the respective 2002 periods, due to lower withdrawals of products within the surrender charge period.

     Persistency. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements continued to improve in 2003 and amounted to 8.6% and 10.9% for the first six months of 2003 and 2002, respectively. Annuity withdrawals totaled $661.1 million and $812.5 million for the first six months of 2003 and 2002, respectively.

     Our withdrawal experience remained within our pricing assumptions. Withdrawal rates declined for the first six months of 2003 as compared to 2002 as our annuity products provide a favorable investment return in this current low interest rate and uncertain equity market environment.

     Investment Spread. Investment results and interest crediting rates were as follows for deferred fixed annuities:

	For The Six Months Ended June 30,
	2003	2002

Investment yield	6.03%	6.72%
Average crediting rate	4.17%	4.73%

Investment spread	1.86%	1.99%

     The investment spread on deferred fixed annuities decreased thirteen basis points to 186 basis points in the first six months of 2003 compared to the first six months of 2002. Crediting rates were lowered throughout 2002 and the first six months of 2003 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds. In addition, during the first quarter of 2003, we held cash in anticipation of better investment opportunities in future periods. This increased the decline in our investment yield in 2003. At June 30, 2003, the account value of deferred fixed annuities totaled $7.1 billion of which $2.7 billion did not have a differential between the credited rate and minimum guarantee rate and as such, could not be lowered. Additionally, deferred fixed annuities with account values totaling $1.2 billion have multi-year interest rate guarantees for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year guarantee period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 275 basis points. Also, at June 30, 2003, account values of equity-indexed annuities totaled $3.8 billion, which provide guaranteed rates based on a cumulative floor over the term of the product. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

     The level of margins on funding agreements increased $6.6 million in the first six months of 2003 compared to the first six months of 2002. The increase was primarily due to the $875 million of the agreements placed throughout 2002.

     IMO Operations. IMOs have contractual arrangements to promote our insurance products to their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own five such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income decreased $1.7 million between the first six months of 2003 and the first six months of 2002 due to increased expenses.

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

OTHER

     The other segment primarily consists of holding company revenues and expenses and operations of our real estate management subsidiary. The adjusted pre-tax operating loss in the first six months of 2003 decreased as compared with the first six months of 2002 due to higher investment income of our real estate management subsidiary.

INCOME STATEMENT RECONCILIATION

     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002

		($ in thousands)
Segment pre-tax operating income:
Protection Products	$33,843	$29,804	$66,963	$65,267
Accumulation Products	29,420	31,922	58,774	58,486
Other operations	169	(722)	(1,735)	(2,993)

Total segment pre-tax operating income	63,432	61,004	124,002	120,760
Non-segment items - increases (decreases) to income:
Realized and unrealized losses on assets and liabilities:
Realized gains (losses) on open block investments	16,374	(35,755)	24,453	(45,633)
Unrealized gains (losses) on open block options and trading investments	42,320	(34,778)	35,027	(54,236)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	(35,811)	20,736	(27,209)	35,867
Cash flow hedge amortization	(1,065)	(697)	(2,478)	(697)
Amortization of DAC & VOBA due to open block realized gains and losses	(3,907)	6,840	(10,452)	5,286
Non-recurring income (expenses):
Reinsurance adjustments	3,854	—	3,854	—
Demutualization costs	—	(179)	—	(464)
Restructuring costs	(12,670)	(6,416)	(15,864)	(8,211)
Other income from non-insurance operations	1,118	540	2,326	996

Income from continuing operations	73,645	11,295	133,659	53,668
Interest expense	(7,575)	(6,337)	(14,374)	(12,364)
Income tax expense	(22,359)	(696)	(39,784)	(12,128)

Net income	$43,711	$4,262	$79,501	$29,176

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block investments will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales. The realized losses on open block investments, amounting to $35.8 million in the second quarter of 2002 and $45.6 million the first six months of 2002, primarily consisted of realized losses and writedowns on investments mainly related to Worldcom, Inc. and its related entities.

     Unrealized losses on open block investments are generated from our options and trading securities. We use options to hedge our equity-indexed products. In accordance with SFAS 133, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized gain of $25.0 million and $15.4 million in the second quarter and first six months of 2003, respectively, and an unrealized loss of $28.0 million and $34.8 million in the second quarter and first six months of 2002, respectively. In addition, we also have trading securities that back our total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a gain of $17.3 million and $19.6 million in the second quarter and first six months of 2003, respectively, and a loss of $6.8 million and $19.4 million in the second quarter and first six months of 2002, respectively. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change of ($35.8) million and ($27.2) million in the second quarter and first six months of 2003, respectively, and $20.7 million and $35.9 million in the second quarter and first six months of 2002, respectively, explained in the following paragraph.

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

     Non-recurring Income (Expenses). Reinsurance related adjustments consist of the release of a $8.2 million liability in conjunction with the settlement and amendment of a reinsurance arrangement and a $4.3 million true-up of pre-2003 reinsurance settlements under a reinsurance arrangement between ILIC open block and closed block.

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

     The Company listed its office building located in Indianapolis, Indiana, with a real estate broker. During the second quarter of 2003, the Company has begun to substantially vacate this location as a result of the position eliminations taking place. In addition, the Company also selected a new location in the second quarter of 2003 for those employees who are going to continue to work in Indianapolis. The new space is to be ready for occupancy sometime during August 2003, at which time the majority of the remaining Indianapolis employees will move to the new location. On June 30, 2003, the Company determined that the plan of sale criteria in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the building was adjusted to its fair value less costs to sell, amounting to $15.5 million, which was based upon comparable properties recently marketed in Indianapolis. The resulting $7.7 million pre-tax impairment loss has been recorded as restructuring costs in the consolidated statement of income. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet.

     During the second quarter of 2003, the Company initiated and executed a restructuring plan to merge one of its subsidiaries, IL Annuity, into its parent, ILIC. The merger was effective June 30, 2003 and total restructuring costs associated with this plan amounted to $2.4 million pre-tax, which primarily consisted of legal, accounting, and printing costs and the write off of $2.2 million of insurance licenses.

     The restructuring charges expensed in the first six months of 2003 included pre-tax severance and termination benefits of $0.8 million for severance accrual adjustments and other pre-tax costs of $15.0 million primarily related to the impairment loss on the Indianapolis office, expenses associated with the merger of IL Annuity into ILIC, and systems conversion costs. For the first six months of 2002, restructuring charges included pre-tax severance and termination benefits of $5.3 million for the elimination of approximately 80 positions and other pre-tax costs of $2.9 million. An accrual for severance and termination benefits not yet paid amounted to $3.2 million at June 30, 2003. Additional charges will be incurred for continuing restructuring activities primarily involving severance or relocation benefits for affected employees and various administrative, financial and actuarial system conversion costs. Expenditures for all restructuring activities are expected to be completed by the fourth quarter of 2003.

     Interest expense increased for the second quarter and year-to-date periods of 2003 as compared to the same periods a year ago. The increase was primarily due to interest associated with the PRIDESSM securities of $125 million issued in the second quarter of 2003.

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

     We intend to rely primarily on dividends, interest income and fees from our insurance subsidiaries in order to make dividend payments to our shareholders. The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulators to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2002 results, our life insurance subsidiaries could pay us an estimated $82.3 million in dividends in 2003 without obtaining regulatory approval. Our subsidiaries paid us $46.6 million in the first six months of 2003. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries.

     We have a $175 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of June 30, 2003, there was a $10 million outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital. We closely monitor all of these covenants to ensure continued compliance.

     On May 28, 2003, we issued $125 million of PRIDES securities. On June 5, 2003, the underwriters exercised their over-allotment option in full and we issued an additional $18.8 million of PRIDES. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase AmerUs Group common stock. The note has a minimum term of 4.75 years, which may be extended by AmerUs Group in certain circumstances. The PRIDES offer quarterly payments at an annual rate of 5.5 percent and quarterly contract adjustment payments at an annual rate of 0.75 percent, both payable on February 16, May 16, August 16 and November 16 of each year, commencing August 16, 2003. Under the purchase contract, holders of each contract are required to purchase AmerUs Group Co. common stock at the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of AmerUs Group Co. common stock at the settlement date. The value of AmerUs Group Co. common stock to be issued upon settlement of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of AmerUs Group Co. common stock (which is measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. The PRIDES were registered with the Securities and Exchange Commission on Form S-3 by means of a prospectus supplement filed on May 22, 2003, as further supplemented on May 23, 2003.

     The proceeds from the PRIDES were used to repay borrowings on the Company’s Revolving Credit Agreement and for general operating purposes. The senior note component of the PRIDES ranks equally with all other senior debt of the Company.

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

     We take into account asset/liability management considerations in the product development and design process. Contract terms for the interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at June 30, 2003 (including liabilities in the closed blocks and the general account):

($ in millions)

Not subject to discretionary withdrawal	$515
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (A)	7,459
Market value adjustments	3,295

Subtotal	10,754

Subject to discretionary withdrawal without adjustments	1,805

Total	$13,074

(A)	Includes $998 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

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

     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $242.1 million at June 30, 2003. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at June 30, 2003. In addition, ALIC has long-term fixed rate advances from FHLB outstanding of $13.6 million at June 30, 2003.

     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of June 30, 2003 had a carrying value of $17.9 billion, including closed block investments.

     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

     In the current economic environment, including the declines in interest rates and in the bond and equity markets, insurance regulators are closely monitoring the capital and liquidity position of insurance companies in their periodic financial examinations. IL Annuity, a wholly-owned subsidiary of ILIC, which is no longer writing business, has undergone its periodic financial examination. These discussions were concluded without any material effect upon the Company’s consolidated financial position or results of operations. Effective June 30, 2003, we merged IL Annuity into ILIC.

     The Company participates in dollar-roll repurchase agreement transactions. Such transactions involve the lending of a mortgage-backed security to a holding institution and a simultaneous agreement to purchase a substantially similar security for forward settlement at a lower dollar price. The proceeds are invested in short-term investments at a positive spread until the settlement date of the similar security. During this same time period, the Company will continue to reflect the mortgage-backed security sold to the holding institution as a fixed maturity security, the cash received for such security as cash and short-term investments, and the Company’s repurchase obligation as an other liability. The amount outstanding to repurchase securities under dollar-roll repurchase agreements was $68.9 million at June 30, 2003.

     The Company also participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company receives a fee in exchange for the loan of securities and requires initial collateral equal to 102 percent of the market value of the loaned securities to be separately maintained. Securities with a market value of $429.9 million were on loan under the program and the Company was liable for cash collateral under its control of $447.2 million at June 30, 2003.

     At June 30, 2003, the statutory surplus of the insurance subsidiaries was approximately $780 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

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

     For variable and equity-indexed products, profitability on the portion of the policyholder’s account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity-indexed products, we purchase call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity-indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) the cost of underlying call options purchased to match the returns owed to contract holders and (2) the minimum interest guarantees owed to the contract holder, if any. Profitability on the equity-indexed products is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we primarily purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity-indexed products can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at June 30, 2003. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

				Expected Cash Flows
	6 months							Amortized
	2003	2004	2005	2006	2007	2008	Thereafter	Cost	Fair Value

				($ in millions)
Fixed maturity securities available-for-sale	$911	$1,425	$1,333	$1,098	$1,067	$1,284	$6,019	$13,137	$13,950
Average interest rate	6.5%	6.4%	6.6%	6.1%	6.7%	5.5%	5.5%
Fixed maturity securities held for trading purposes	$59	$222	$184	$176	$147	$173	$894	$1,855	$1,855
Average interest rate	3.9%	1.3%	1.9%	3.8%	2.5%	3.7%	4.2%
Mortgage loans	$26	$63	$65	$64	$61	$68	$564	$911	$1,014
Average interest rate	7.9%	7.9%	7.9%	7.8%	7.8%	7.7%	7.6%
Total	$996	$1,710	$1,582	$1,338	$1,275	$1,525	$7,477	$15,903	$16,819

     In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 67% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.5 % of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 6.65 years.

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

Item 4. Controls and Procedures

     (a)  Based upon their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are effective for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under such act.

     (b)  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is often involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings, arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to these claims and legal actions, would have no material effect on its results of operations and financial position.

     As previously disclosed, one of the Company’s subsidiaries, IL Annuity, was party to an arbitration proceeding brought by a reinsurer of a block of its annuity business. On June 23, 2003, IL Annuity and the reinsurer settled that proceeding and amended their reinsurance agreement. For more information, see note 9 to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company’s shareholders on May 8, 2003, a majority of the Company’s shareholders approved (1) the reelection of David A. Arledge, John W. Norris, Jr. and John A. Wing; (2) the approval of the AmerUs Group Co. 2003 Stock Incentive Plan and reservation of shares for issuance thereunder; and (3) the ratification of the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company’s independent auditors. The result of the vote is as follows:

Election of David Arledge

For:	29,298,848
Withheld:	519,601

Election of John W. Norris, Jr.

For:	29,421,139
Withheld:	397,310

Election of John A. Wing

For:	29,417,966
Withheld:	400,483

Approval of the AmerUs Group
2003 Stock Incentive Plan

For:	26,992,747
Against:	2,417,156
Abstaining:	408,546

Ratification of Ernst & Young LLP

For:	28,336,395
Against:	1,319,358
Abstaining:	162,696

The term of the following other directors of the Company continued after the meeting: John R. Albers; Roger K. Brooks; Alecia A. DeCoudreaux; Thomas F. Gaffney; Andrew J. Paine, Jr.; Jack C. Pester; and F.A. Wittern, Jr.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

(b)	The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

Form 8-K dated May 8, 2003 announcing the release of first quarter 2003 earnings. Supplemental financial information of AmerUs Group Co. was attached.

Form 8-K dated May 15, 2003 providing Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Form 8-K dated May 22, 2003 announcing the pricing of $125 million of PRIDES securities.

Form 8-K dated May 28, 2003 providing various exhibits related to the issuance of PRIDES securities.

Form 8-K dated June 27, 2003 providing Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2003			AMERUS GROUP CO.

	By	/s/	Melinda S. Urion

Melinda S. Urion
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/	Brenda J. Cushing

Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

2.2	Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among AmerUs Life Holdings, Inc., AFC Corp. and AmVestors Financial Corporation (“AmVestors”), filed as Exhibit 2.2 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among AmerUs Life Holdings, Inc., a wholly owned subsidiary of AmerUs Life Holdings, Inc. and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of AmerUs Life Holdings, Inc. dated October 8, 1997, is hereby incorporated by reference.

2.4	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.5	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.8	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.9	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.10	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.11	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.12	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.13	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, filed as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.

Exhibit
No.	Description

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 4.2 on Form S-8, dated June 13, 2003, is hereby incorporated by reference.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.4	Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., First Union Trust Company and the administrative trustees named therein, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.5	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.6	Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	QUIPS Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.8	Master Unit Agreement, dated as of July 27, 1998, between AmerUs Life Holdings, Inc. and First Union National Bank relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.9	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.10	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.11	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.12	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.13	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.14	First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000, filed as Exhibit 4.17 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

Exhibit
No.	Description

4.15	First Supplement to Master Unit Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and First Union National Bank, as Unit Agent, dated September 20, 2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.16	Assignment and Assumption Agreement to the QUIPS Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.19 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.17	Assignment and Assumption Agreement to the Common Trust Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.20 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.18	First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000, filed as Exhibit 4.21 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.19	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.20	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.21	Registration Rights Agreement dated as of March 6, 2002 between AmerUs Group Co. and Credit Suisse First Boston Corporation, filed as Exhibit 4.2 on Form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.22	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.23	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.24	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.25	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.26	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.27	Form of Purchase Agreement between AmerUs Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 1.1 on Form 8-K, dated as of May 28, 2003, is hereby incorporated by reference.

10.1	AmerUs Group Co. 2003 Stock Incentive Plan, filed as Exhibit 4.3 on Form S-8 dated June 13, 2003, is hereby incorporated by reference.

10.2	AmerUs Group Co. MIP Deferral Plan, filed as Exhibit 4.3 on Form S-8 dated June 27, 2003, is hereby incorporated by reference.

11*	Statement Re: Computation of Earnings Per Share.

12*	Computation of Ratios of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13(a) – 15(e) or Rule 15(d) – 15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13(a) – 15(e) or Rule 15(d) – 15(e).

Exhibit
No.	Description

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

* Included herein.