Form 10-Q
period 2003-09-30
AMERUS GROUP CO/IA
filed 2003-11-07
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/ x /	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-15166

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes / x /   No /   /

The number of shares outstanding of each of the Registrant’s classes of common stock on October 28, 2003 was as follows:

Common Stock	39,177,326 shares

Exhibit index - Page 42

SAFE HARBOR STATEMENT

     All statements, trend analyses and other information contained in this report relative to markets for our products and trends in our operations or financial results, as well as other statements which include words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations, and interpretations, including currently proposed federal measures that may significantly affect the insurance business including limitations on antitrust immunity, minimum solvency requirements, and changes to the tax advantages of life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations or pronouncements, including those relating to the regulation of insurance companies and the regulation and sale of their products; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations or examinations.

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

	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$14,218,810	$13,328,902
Equity securities	71,475	63,345
Short-term investments	23,308	32,318
Securities held for trading purposes at fair value:
Fixed maturity securities	1,840,758	1,843,868
Equity securities	537	—
Mortgage loans	939,975	883,034
Real estate	33	476
Policy loans	491,512	496,753
Other investments	389,756	283,794

Total investments	17,976,164	16,932,490
Cash and cash equivalents	681,607	102,612
Accrued investment income	198,515	185,660
Premiums, fees and other receivables	40,886	13,082
Reinsurance receivables	663,020	865,930
Deferred policy acquisition costs	1,001,877	884,239
Value of business acquired	428,459	454,159
Goodwill	224,075	218,995
Property and equipment	49,016	74,188
Other assets	332,818	326,397
Separate account assets	243,464	235,913

Total assets	$21,839,901	$20,293,665

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS (Continued)
($ in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$16,723,784	$16,244,016
Policyowner funds	1,537,345	1,335,144

	18,261,129	17,579,160
Accrued expenses and other liabilities	869,770	283,836
Dividends payable to policyowners	353,828	303,062
Policy and contract claims	32,731	39,569
Income taxes payable	31,274	61,325
Deferred income taxes	83,251	16,499
Notes payable	552,670	511,353
Separate account liabilities	243,464	235,913

Total liabilities	20,428,117	19,030,717
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,816,580 shares issued and 39,171,878 shares outstanding in 2003; 43,656,280 shares issued and 39,011,578 shares outstanding in 2002	43,817	43,656
Additional paid-in capital	1,183,541	1,179,646
Accumulated other comprehensive income	114,197	88,522
Unearned compensation	(1,730)	(458)
Unallocated ESOP shares	(1,406)	(1,443)
Retained earnings	229,857	109,517
Treasury stock, at cost (4,644,702 shares in 2003 and 2002)	(156,492)	(156,492)

Total stockholders’ equity	1,411,784	1,262,948

Total liabilities and stockholders’ equity	$21,839,901	$20,293,665

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

		(unaudited)
Revenues:
Insurance premiums	$64,355	$80,926	$225,597	$263,262
Product charges	40,634	37,054	136,168	111,110
Net investment income	244,278	256,732	751,098	748,399
Realized/unrealized gains (losses) on investments	8,542	(21,951)	75,365	(122,574)
Other income	17,757	20,634	53,073	53,568

	375,566	373,395	1,241,301	1,053,765

Benefits and expenses:
Policyowner benefits	195,020	225,201	673,145	643,648
Underwriting, acquisition and other expenses	40,734	38,485	114,533	122,276
Demutualization costs	—	722	—	1,186
Restructuring costs	1,551	2,569	17,415	10,780
Amortization of deferred policy acquisition costs and value of business acquired	47,780	35,289	147,755	103,452
Dividends to policyowners	22,016	24,377	86,330	72,000

	307,101	326,643	1,039,178	953,342

Income before interest and income tax expense	68,465	46,752	202,123	100,423
Interest expense	7,864	6,414	22,238	18,778

Income before income tax expense	60,601	40,338	179,885	81,645
Income tax expense	19,766	13,848	59,545	25,978

Net income	$40,835	$26,490	$120,340	$55,667

Net income per common share:
Basic	$1.04	$0.67	$3.07	$1.38

Diluted	$1.03	$0.66	$3.05	$1.36

Weighted average common shares outstanding:
Basic	39,208,151	39,497,355	39,144,872	40,327,236

Diluted	39,650,473	39,835,426	39,453,126	40,812,121

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

	(unaudited)
Net income	$40,835	$26,490	$120,340	$55,667
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(46,732)	71,793	84,644	39,933
Less: Reclassification adjustment for gains (losses) included in net income	27,370	(15,625)	45,143	(57,085)

Other comprehensive income (loss), before tax	(74,102)	87,418	39,501	97,018
Income tax expense related to items of other comprehensive income	25,936	(30,596)	(13,826)	(33,956)

Other comprehensive income (loss), net of taxes	(48,166)	56,822	25,675	63,062

Comprehensive income (loss)	$(7,331)	$83,312	$146,015	$118,729

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
September 30, 2003
($ in thousands)

			Accumulated
		Additional	Other
		Paid-In	Comprehensive	Unearned
	Common Stock	Capital	Income	Compensation

Balance at December 31, 2001	$43,506	$1,177,688	$12,669	$(727)
2002:
Net income	—	—	—	—
Net unrealized gain (loss) on securities	—	—	73,646	—
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	3,434	—
Stock issued under various incentive plans, net of forfeitures	150	5,730	—	269
Stock issued under exercise of warrants	—	(3,802)	—	—
Purchase of treasury stock	—	—	—	—
Dividends declared on common stock	—	—	—	—
Allocation of shares in leveraged ESOP	—	30	—	—
Minimum pension liability adjustment	—	—	(1,227)	—

Balance at December 31, 2002	43,656	1,179,646	88,522	(458)
2003 (unaudited):
Net income	—	—	—	—
Net unrealized gain (loss) on securities	—	—	23,510	—
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	2,165	—
Stock issued under various incentive plans, net of forfeitures	161	11,162	—	(1,272)
PRIDES purchase contract adjustment and allocated fees and expenses	—	(7,267)	—	—
Allocation of shares in leveraged ESOP	—	—	—	—

Balance at September 30, 2003	$43,817	$1,183,541	$114,197	$(1,730)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unallocated			Total
	ESOP	Retained	Treasury	Stockholders'
	Shares	Earnings	Stock	Equity

Balance at December 31, 2001	$(224)	$62,187	$(56,582)	$1,238,517
2002:
Net income	—	62,866	—	62,866
Net unrealized gain (loss) on securities	—	—	—	73,646
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	—	3,434
Stock issued under various incentive plans, net of forfeitures	—	—	1	6,150
Stock issued under exercise of warrants	—	—	12,205	8,403
Purchase of treasury stock	(2,522)	—	(112,116)	(114,638)
Dividends declared on common stock	—	(15,536)	—	(15,536)
Allocation of shares in leveraged ESOP	1,303	—	—	1,333
Minimum pension liability adjustment	—	—	—	(1,227)

Balance at December 31, 2002	(1,443)	109,517	(156,492)	1,262,948
2003 (unaudited):
Net income	—	120,340	—	120,340
Net unrealized gain (loss) on securities	—	—	—	23,510
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	—	2,165
Stock issued under various incentive plans, net of forfeitures	—	—	—	10,051
PRIDES purchase contract adjustment and allocated fees and expenses	—	—	—	(7,267)
Allocation of shares in leveraged ESOP	37	—	—	37

Balance at September 30, 2003	$(1,406)	$229,857	$(156,492)	$1,411,784

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Nine Months Ended September 30,
	2003	2002

	(unaudited)
Cash flows from operating activities
Net income	$120,340	$55,667
Adjustments to reconcile net income to net cash provided by operating activities:
Product charges on universal life and annuity products	(115,734)	(105,970)
Interest credited to policyowner account balances	357,606	328,655
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	22,527	(41,110)
Realized/unrealized (gains) losses on investments	(75,365)	122,574
DAC and VOBA amortization	147,755	103,452
DAC and VOBA capitalized	(299,565)	(289,273)
Change in:
Accrued investment income	(12,855)	(15,238)
Reinsurance receivables	279,984	(104,959)
Securities held for trading purposes:
Fixed maturities	44,166	299,674
Equity securities	(473)	12,013
Short-term investments	—	(3,927)
Liabilities for future policy benefits	(233,796)	489,022
Accrued expenses and other liabilities	530,153	(63,474)
Policy and contract claims and other policyowner funds	46,069	19,613
Income taxes:
Current	(30,051)	(60,244)
Deferred	53,425	51,382
Other, net	16,099	(19,264)

Net cash provided by operating activities	850,285	778,593

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(9,308,393)	(5,049,012)
Proceeds from sale of fixed maturities available-for-sale	6,615,403	3,379,047
Maturities, calls and principal reductions of fixed maturities available-for-sale	2,027,662	531,840
Purchase of equity securities	(8,267)	(58,417)
Proceeds from sale of equity securities	13,695	769
Change in short-term investments, net	4,595	(8,768)
Purchase of mortgage loans	(143,567)	(53,375)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
($ in thousands)

	For The Nine Months Ended September 30,
	2003	2002

	(unaudited)
Proceeds from repayment and sale of mortgage loans	$92,414	$77,002
Purchase of real estate and other invested assets	(339,763)	(16,998)
Proceeds from sale of real estate and other invested assets	226,853	64,700
Change in policy loans, net	5,241	9,704
Other assets, net	(3,464)	(5,537)

Net cash used in investing activities	(817,591)	(1,129,045)

Cash flows from financing activities:
Deposits to policyowner account balances	1,684,637	1,563,532
Withdrawals from policyowner account balances	(1,182,474)	(1,292,534)
Change in debt, net	(102,433)	(50,576)
Stock issued under various incentive plans, net of forfeitures	10,051	5,510
Purchase of treasury stock	—	(114,638)
Proceeds from issuance of OCEANs	—	179,358
Proceeds from issuance of PRIDES	136,483	—
Retirement of company-obligated mandatorily redeemable capital securities	—	(20,805)
Allocation of shares in leveraged ESOP	37	—

Net cash provided by financing activities	546,301	269,847

Net increase (decrease) in cash	578,995	(80,605)
Cash and cash equivalents at beginning of period	102,612	179,376

Cash and cash equivalents at end of period	$681,607	$98,771

Supplemental disclosure of cash activities:
Interest paid	$29,642	$28,815

Income taxes paid	$15,102	$22,690

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. and its subsidiaries (collectively, AAG), AmerUs Capital Management Group, Inc. (ACM), and ILICO Holdings, Inc., the holding company of Indianapolis Life Insurance Company (ILIC) and its subsidiaries (collectively, ILICO). Effective June 30, 2003, IL Annuity and Insurance Company (IL Annuity), a wholly-owned subsidiary of ILIC, was merged into ILIC. All significant intercompany transactions and balances have been eliminated in consolidation.

          The Company has certain stock-based employee compensation plans which are accounted for under the recognition and measurement principles of the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The plans are stock option plans for which no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

	($ in thousands, except share data)
Net income, as reported	$40,835	$26,490	$120,340	$55,667
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,014)	(996)	(3,092)	(4,098)

Pro forma net income	$39,821	$25,494	$117,248	$51,569

Earnings per share:
Basic - as reported	$1.04	$0.67	$3.07	$1.38

Basic - pro forma	$1.02	$0.65	$3.00	$1.28

Diluted - as reported	$1.03	$0.66	$3.05	$1.36

Diluted - pro forma	$1.00	$0.64	$2.97	$1.26

          Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

(2)	EARNINGS PER SHARE

          Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method.

          Diluted earnings per share applicable to the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANsSM) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. The common stock price conversion condition was not met for the nine months ended September 30, 2003 and 2002. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is limited to the amount of the annual regular dividend.

           Diluted earnings per share applicable to the Company’s PRIDESSM securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES did not have any dilution impact for earnings per share for the nine months ended September 30, 2003.

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

          Summarized financial information of the Closed Block as of September 30, 2003 and December 31, 2002 and for the three months and nine months ended September 30, 2003 and 2002 are as follows:

	September 30,	December 31,
	2003	2002

	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,837,215	$2,840,041
Policyowner funds	9,083	4,400
Accrued expenses and other liabilities	43,500	44,295
Dividends payable to policyowners	172,917	147,177
Policy and contract claims	9,679	10,390
Policyowner dividend obligation	167,963	118,623

Total Liabilities	3,240,357	3,164,926

Assets:
Fixed maturity securities available-for-sale at fair value	2,043,771	1,970,659
Mortgage loans	83,563	90,872
Policy loans	346,029	354,784
Other investments	8,356	1,047
Cash and cash equivalents	2,494	6,178
Accrued investment income	32,937	30,726
Premiums and fees receivable	33,329	16,999
Other assets	26,448	23,917

Total Assets	2,576,927	2,495,182

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$663,430	$669,744

	For The Three Months Ended September 30,
	2003	2002

	($ in thousands)
Operations:
Insurance premiums	$43,037	$61,547
Product charges	1,560	3,500
Net investment income	37,350	40,315
Realized gains (losses) on investments	3,915	(1,126)
Policyowner benefits	(55,427)	(70,101)
Underwriting, acquisition and other expenses	(744)	(968)
Dividends to policyowners	(19,962)	(22,132)

Contribution from the Closed Block before income taxes	$9,729	$11,035

	For The Nine Months Ended September 30,
	2003	2002

	($ in thousands)
Operations:
Insurance premiums	$160,853	$195,657
Product charges	7,784	6,941
Net investment income	114,666	117,292
Realized gains (losses) on investments	11,259	(1,880)
Policyowner benefits	(183,946)	(214,850)
Underwriting, acquisition and other expenses	(2,991)	(3,704)
Dividends to policyowners	(77,611)	(65,437)

Contribution from the Closed Block before income taxes	$30,014	$34,019

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. During the first nine months of 2003 and 2002, realized/unrealized gains (losses) on investments included an unrealized gain of $23.0 million and an unrealized loss of $47.8 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed products. Additionally, the first nine months of 2003 and 2002 included an unrealized gain of $10.8 million and an unrealized loss of $16.8 million, respectively, from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to (increase) reduce contract liabilities for fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy annuity contracts of ($22.5) million and $41.1 million for the first nine months of 2003 and 2002, respectively. Accumulated Other Comprehensive Income (AOCI) included an unrealized gain of $2.2 million and $2.3 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during the first nine months of 2003 and 2002, respectively. In 2002, the Company undesignated a cash flow hedge and is now amortizing the amount in AOCI to earnings over the remaining life of the swap, which amounted to $3.2 million and $2.7 million in expense in the first nine months of 2003 and 2002, respectively. The Company estimates that $1.0 million of after-tax derivative losses, included in AOCI will be reclassified into earnings within the next twelve months.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives and the cash flow hedge amortization for the first nine months ended September 30, 2003 and 2002:

	For The Nine Months Ended September 30,
	2003	2002

	($ in thousands)
Fixed maturity securities held for trading	$10,839	$(16,792)
Options on equity-indexed products	22,960	(47,763)
Equity-indexed and total return strategy liabilities	(22,527)	41,110
Cash flow hedge amortization	(3,241)	(2,659)
DAC amortization impact of net adjustments above	(2,819)	(676)

Pre-tax total	5,212	(26,780)
Income taxes	(1,824)	9,373

After-tax total	$3,388	$(17,407)

(5) NOTES PAYABLE

     Notes payable consist of the following:

	September 30,	December 31,
	2003	2002

	($ in thousands)
Federal Home Loan Bank community investment long-term advances maturing at various dates through June 12, 2012	$13,475	$13,871
OCEANs due on March 6, 2032	187,350	186,233
PRIDES notes (A)	143,750	—
Senior notes bearing interest at 6.95% due June, 2005	125,000	125,000
Revolving credit agreement	10,000	113,000
Surplus notes bearing interest at 8.66% due on April 11, 2011	25,000	25,000
AmerUs Capital I 8.85 % Capital Securities Series A due February 1, 2027	48,095	48,095
AmerUs Capital II 7.00 % Quarterly Income Preferred Securities due July 27, 2003	—	154

	$552,670	$511,353

(A)  On May 28, 2003, the Company issued $125.0 million of PRIDES which were registered on Form S-3 filed with the Securities and Exchange Commission. On June 5, 2003, the underwriters exercised their over-allotment option in full and the Company issued an additional $18.8 million of PRIDES. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase the Company’s common stock. The note has a minimum term of 4.75 years, which may be extended by the Company in certain circumstances. The PRIDES have quarterly payments of interest at an annual rate of 5.5 percent and quarterly contract adjustment payments at an annual rate of 0.75 percent, both payable on February 16, May 16, August 16 and November 16 of each year, commencing August 16, 2003. Under the purchase contract, holders of each contract are required to purchase the Company’s common stock on the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of the Company’s common stock at the settlement date. The value of the common stock to be issued upon settlement of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of the Company’s common stock (which is measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. The present value of the contract adjustment payment, amounting to $2.9 million, has been reflected as an other liability with a corresponding charge to additional paid-in capital. Subsequent contract adjustment payments will be allocated between the liability and interest expense based on a constant rate over the life of the PRIDES. Expenses incurred with the offering were allocated between the senior notes and the purchase contracts. The expenses allocated to the senior notes, amounting to $0.8 million, have been capitalized and will be recognized as interest expense over the term of the notes. The amount allocated to the purchase contracts, totaling $4.4 million, was charged to additional paid-in capital.

(6) FEDERAL INCOME TAXES

     The effective income tax rate for the three months and nine months ending September 30, 2003 and 2002, respectively, varied from the prevailing corporate rate primarily as a result of tax-exempt income and a dividends received deduction in 2003 and non-deductible demutualization costs, low income housing and rehabilitation credits, and tax-exempt income in 2002.

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

     The Company has listed its office building located in Indianapolis, Indiana, with a real estate broker. During the second quarter of 2003, the Company began to substantially vacate this location as a result of staff reductions. In addition, the Company also selected a new location in the second quarter of 2003 for those employees who are going to continue to work in Indianapolis. Most of the remaining Indianapolis employees moved to the new space during August 2003. On June 30, 2003, the Company determined that the plan of sale criteria in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the building was adjusted to its fair value less costs to sell, amounting to $15.5 million, which was based upon comparable properties recently marketed in Indianapolis. The resulting $7.7 million pre-tax impairment loss was recorded as restructuring cost in the consolidated statement of income during the second quarter of 2003. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet.

     During the second quarter of 2003, the Company initiated and executed a restructuring plan to merge one of its subsidiaries, IL Annuity, into its parent, ILIC. The merger was effective June 30, 2003 and total restructuring costs associated with this plan amounted to $2.5 million pre-tax, which primarily consisted of legal, accounting, and printing costs and the write off of $2.2 million of insurance licenses.

     Restructuring charges have been included as a separate item in the consolidated statement of income and include severance and termination benefits for additional benefits provided to previously terminated individuals during the first nine months of 2003 and benefits associated with the elimination of approximately 90 positions for the nine months ended September 30, 2002. The other costs in the nine months ended September 30, 2003, primarily related to the impairment loss on the Indianapolis office building, expenses associated with the merger of IL Annuity into ILIC, and systems conversion costs. Other costs in the nine months ended September 30, 2002, primarily consisted of systems conversion and relocation of employees. A summary of the pre-tax restructuring charges are as follows:

	Accrual at			Payments	Accrual at
	December 31,	2003	Other	and	September 30,
	2002	Charge	Adjustments	Write-downs	2003

	($ in thousands)
Severance and termination benefits	$5,133	$1,062	$(381)	$(3,875)	$1,939
Other costs	1,012	16,795	(61)	(17,501)	245

	$6,145	$17,857	$(442)	$(21,376)	$2,184

	Accrual at				Accrual at
	December 31,	2002	Other	Cash	September 30,
	2001	Charge	Adjustments	Payments	2002

	($ in thousands)
Severance and termination benefits	$2,065	$5,627	$(151)	$(5,876)	$1,665
Other costs	36	5,542	(238)	(4,207)	1,133

	$2,101	$11,169	$(389)	$(10,083)	$2,798

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

(9) OPERATING SEGMENTS

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

     Accumulation Products. The primary product offerings consist of traditional fixed annuities and equity-indexed annuities, marketed on a national basis primarily through IMOs and independent brokers, and insurance contracts issued through funding agreements.

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between adjusted pre-tax operating income and income from continuing operations on the following operating segment tables and are as follows:

1)	Realized gains and losses on open block investments.

2)	Market value changes and amortization of assets and liabilities associated with the accounting derivatives, such as:

•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of equity-indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the realized gains and losses on the open block investments and the derivative adjustments.

4)	Demutualization costs.

5)	Restructuring costs.

6)	Non-recurring reinsurance adjustments.

7)	Other income from non-insurance operations.

     These items will fluctuate from period to period depending on the prevailing interest rate and economic environment, or are not continuing in nature, or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of the Company’s operating segments.

     Premiums, product charges, policyowner benefits, insurance expenses, amortization of DAC and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and closed block realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the “All Other” category. These items primarily consist of holding company revenues and expenses and the operations of the Company’s real estate management subsidiary.

     Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of DAC and VOBA as previously discussed, are not significant. There have been no material changes in segment assets since December 31, 2002.

Operating Segment Income
($ in thousands)
(unaudited)

	Three Months Ended September 30, 2003

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$62,640	$1,482	$233	$64,355
Product charges	28,770	11,864	—	40,634
Net investment income	76,412	166,355	1,511	244,278
Realized gains (losses) on closed block investments	3,915	—	—	3,915
Other income	1,037	15,549	169	16,755

	172,774	195,250	1,913	369,937
Benefits and expenses:
Policyowner benefits	85,628	114,015	(704)	198,939
Underwriting, acquisition, and other expenses	17,608	19,537	3,589	40,734
Amortization of DAC and VOBA, net of open block gain/loss adjustment of $2,347	18,938	26,495	—	45,433
Dividends to policyowners	22,016	—	—	22,016

	144,190	160,047	2,885	307,122

Adjusted pre-tax operating income	$28,584	$35,203	$(972)	62,815

Realized gains (losses) on open block investments				5,855
Unrealized gains (losses) on open block options and trading investments				(1,228)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				4,682
Cash flow hedge amortization				(763)
Amortization of DAC and VOBA due to open block gains and losses				(2,347)
Restructuring costs				(1,551)
Other income from non-insurance operations				1,002

Income before interest and income tax (expense)				68,465
Interest (expense)				(7,864)
Income tax (expense)				(19,766)

Net income				$40,835

Operating Segment Income
($ in thousands)
(unaudited)

	Three Months Ended September 30, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$77,736	$2,958	$232	$80,926
Product charges	26,509	10,545	—	37,054
Net investment income	84,202	171,398	1,132	256,732
Realized gains (losses) on closed block investments	(1,126)	—	—	(1,126)
Other income	1,068	16,521	773	18,362

	188,389	201,422	2,137	391,948
Benefits and expenses:
Policyowner benefits	100,876	127,068	538	228,482
Underwriting, acquisition, and other expenses	17,722	17,422	3,341	38,485
Amortization of DAC and VOBA, net of open block gain/loss adjustment of $4,616	15,287	24,618	—	39,905
Dividends to policyowners	24,377	—	—	24,377

	158,262	169,108	3,879	331,249

Adjusted pre-tax operating income	$30,127	$32,314	$(1,742)	60,699

Realized gains (losses) on open block investments				(10,506)
Unrealized gains (losses) on open block options and trading investments				(10,319)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				5,242
Cash flow hedge amortization				(1,961)
Amortization of DAC and VOBA due to open block gains and losses				4,616
Demutualization costs				(722)
Restructuring costs				(2,569)
Other income from non-insurance operations				2,272

Income before interest and income tax (expense)				46,752
Interest (expense)				(6,414)
Income tax (expense)				(13,848)

Net income				$26,490

Operating Segment Income
($ in thousands)
(unaudited)

	Nine Months Ended September 30, 2003

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$219,313	$3,724	$980	$224,017
Product charges	104,912	31,256	—	136,168
Net investment income	240,863	504,212	6,023	751,098
Realized gains (losses) on closed block investments	11,259	—	—	11,259
Other income	3,083	45,962	700	49,745

	579,430	585,154	7,703	1,172,287
Benefits and expenses:
Policyowner benefits	278,909	363,390	(814)	641,485
Underwriting, acquisition, and other expenses	59,224	52,251	11,224	122,699
Amortization of DAC and VOBA, net of open block gain/loss adjustment of $12,800	59,421	75,534	—	134,955
Dividends to policyowners	86,330	—	—	86,330

	483,884	491,175	10,410	985,469

Adjusted pre-tax operating income	$95,546	$93,979	$(2,707)	186,818

Realized gains (losses) on open block investments				30,307
Unrealized gains (losses) on open block options and trading investments				33,799
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				(22,527)
Cash flow hedge amortization				(3,241)
Amortization of DAC and VOBA due to open block gains and losses				(12,800)
Non-recurring reinsurance adjustments				3,854
Restructuring costs				(17,415)
Other income from non-insurance operations				3,328

Income before interest and income tax (expense)				202,123
Interest (expense)				(22,238)
Income tax (expense)				(59,545)

Net income				$120,340

Operating Segment Income
($ in thousands)
(unaudited)

	Nine Months Ended September 30, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$256,430	$5,767	$1,065	$263,262
Product charges	79,826	31,284	—	111,110
Net investment income	248,044	496,286	4,069	748,399
Realized gains (losses) on closed block investments	(1,880)	—	—	(1,880)
Other income	3,013	44,962	2,325	50,300

	585,433	578,299	7,459	1,171,191
Benefits and expenses:
Policyowner benefits	310,910	369,461	1,728	682,099
Underwriting, acquisition, and other expenses	63,003	48,810	10,463	122,276
Amortization of DAC and VOBA, net of open block gain/loss adjustment of $9,902	44,126	69,228	—	113,354
Dividends to policyowners	72,000	—	—	72,000

	490,039	487,499	12,191	989,729

Adjusted pre-tax operating income	$95,394	$90,800	$(4,732)	181,462

Realized gains (losses) on open block investments				(56,139)
Unrealized gains (losses) on open block options and trading investments				(64,555)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				41,110
Cash flow hedge amortization				(2,659)
Amortization of DAC and VOBA due to open block gains and losses				9,902
Demutualization costs				(1,186)
Restructuring costs				(10,780)
Other income from non-insurance operations				3,268

Income before interest and income tax (expense)				100,423
Interest (expense)				(18,778)
Income tax (expense)				(25,978)

Net income				$55,667

(10) EMERGING ACCOUNTING MATTERS

     In February 2003, the Financial Accounting Standards Board’s Derivatives Implementation Group issued SFAS 133 Implementation Issue No. B36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate Risk and Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument,” or DIG Issue B36. DIG Issue B36 applies to modified coinsurance and coinsurance funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets or a total return debt index. Such arrangements in which funds are withheld by the ceding insurer cause the reinsurer to recognize a receivable from the ceding insurer as well as a liability representing reserves for the insurance coverage assumed under the reinsurance arrangements. The terms of the reinsurer’s receivable provide for the future payment of principal plus a rate of return on either its general account assets or a specified block of those assets which is typically composed of fixed-rate debt securities. DIG Issue B36 considers the reinsurer’s receivable from the ceding company to contain an embedded derivative that must be bifurcated and accounted for separately under SFAS 133. DIG Issue B36 is effective for quarters beginning after September 15, 2003. The adoption of DIG Issue B36 will not have a material effect on the consolidated financial statements upon adoption on October 1, 2003.

     The Financial Accounting Standards Board has deferred the effective date for applying provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46) for interests in variable interest entities (VIEs) acquired before February 1, 2003. The initial application date is delayed until the end of the period ending after December 15, 2003, to allow time for certain implementation issues to be addressed through modification of FIN 46. The Company owns an investment in a trust, which has issued trust preferred securities. The trust meets the definition of a VIE and analysis is continuing to determine the appropriate primary beneficiary and related accounting. If the Company was not considered the primary beneficiary of the trust, the trust would no longer be consolidated. At September 30, 2003, non-consolidation of the trust and removal of related intercompany eliminations would result in increases of approximately $3 million to other invested assets and to notes payable. It is anticipated that there would be no effect to stockholders’ equity or net income upon adoption of FIN 46 as the Company intends to apply the provisions on a prospective basis.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following analysis of the consolidated results of operations and financial condition of AmerUs Group Co. should be read in conjunction with the consolidated financial statements and related notes.

Results of Operation

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

FINANCIAL HIGHLIGHTS

     Our financial highlights are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

		($ in thousands, except share data)
Segment pre-tax operating income:
Protection Products	$28,584	$30,127	$95,546	$95,394
Accumulation Products	35,203	32,314	93,979	90,800
Other operations	(972)	(1,742)	(2,707)	(4,732)

Total segment pre-tax operating income	62,815	60,699	186,818	181,462
Non-segment expense, net (A)	21,980	34,209	66,478	125,795

Net income	$40,835	$26,490	$120,340	$55,667

Diluted earnings per share	$1.03	$0.66	$3.05	$1.36

	September 30,	December 31,
	2003	2002

Total assets	$21,839,901	$20,293,665
Stockholders’ equity	$1,411,784	$1,262,948

(A)	Non-segment expense, net consists primarily of open block gains and losses, derivative related market value adjustments, non-insurance operations, non-recurring reinsurance adjustments, restructuring costs, interest expense, and income taxes.

     Operating segment income decreased for the protection products segment in the third quarter of 2003 and increased slightly for the first nine months of 2003, compared to the respective periods in 2002. Lower net investment income and the cost of a new reinsurance agreement entered into during the quarter contributed to the decrease in our protection products pre-tax operating segment income in the third quarter of 2003. Year-to-date, higher product margins experienced during the first half of 2003 resulted in the increase in the nine months operating income of the protection products segment. Operating income for the accumulation products segment increased in the three months and nine months ended September 30, 2003 as compared to the respective periods in 2002. The higher margins on equity indexed annuities and additional income from funding agreements increased accumulation products segment earnings in 2003.

     Net income increased in the 2003 periods compared to the respective 2002 periods primarily due to increased realized gains on open block investments and increased net unrealized gains from SFAS 133 related market value adjustments on trading securities, derivatives and certain equity-indexed contracts.

     Total assets increased $1.5 billion during the first nine months of 2003 primarily as a result of additional invested assets under management and the utilization of securities lending arrangements and dollar-roll repurchase investment transactions.

     Stockholders’ equity increased $148.8 million for the first nine months of 2003 primarily as a result of year-to-date net income of $120.3 million and the increase in accumulated other comprehensive income for unrealized investment gains of $25.7 million.

PROTECTION PRODUCTS

     Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products is the closed block of ALIC and the closed block of ILIC, established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyholder. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality needs. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $84.1 billion at September 30, 2003 and $80.6 billion at December 31, 2002. Protection products in force is a non-GAAP financial measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. We do not believe there is a comparable GAAP financial measure. A summary of our protection products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

		($ in thousands)
Revenues:
Insurance premiums	$62,640	$77,736	$219,313	$256,430
Product charges	28,770	26,509	104,912	79,826
Net investment income	76,412	84,202	240,863	248,044
Realized gains (losses) on closed block investments	3,915	(1,126)	11,259	(1,880)
Other income	1,037	1,068	3,083	3,013

Total revenues	172,774	188,389	579,430	585,433

Benefits and expenses:
Policyowner benefits	85,628	100,876	278,909	310,910
Underwriting, acquisition and other expenses	17,608	17,722	59,224	63,003
Amortization of DAC and VOBA, net of open block gain/loss adjustment	18,938	15,287	59,421	44,126
Dividends to policyowners	22,016	24,377	86,330	72,000

Total benefits and expenses	144,190	158,262	483,884	490,039

Adjusted pre-tax operating income - Protection Products segment	$28,584	$30,127	$95,546	$95,394

     Adjusted pre-tax operating income from our protection products decreased 5.1% in the third quarter of 2003 and increased 0.2% in the first nine months of 2003 compared to the respective 2002 periods. The operating income of the closed block decreased $1.3 million in the third quarter of 2003 and $4.0 million in the first nine months of 2003, compared to the same periods in 2002, as the closed block continues to reflect the declining closed block glide path. Open block operating income decreased $0.2 million in the third quarter of 2003 and increased $4.2 million in the first nine months of 2003, compared to the respective 2002 periods. Lower net investment income and the cost of a new reinsurance agreement entered into during the quarter contributed to the decrease in our open block protection products pre-tax operating segment income in the third quarter of 2003. Year-to-date, higher product margins experienced during the first half of 2003 resulted in the increase in the nine months open block operating income. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

     Sales. Sales are presented as annualized premiums, which are measured in accordance with industry practice, and represent the amount of new business sold during the period. Sales are a non-GAAP financial measure for an insurance company for which there is no comparable GAAP financial measure. We use sales to measure the productivity of our distribution network and as a basis for compensation of sales and marketing employees and agents. Sales are also a leading indicator of future revenue trends. However, revenues are driven by prior period sales as well as current period sales and therefore, a reconciliation of sales to revenues would not be meaningful or determinable. The following table summarizes annualized premiums by life insurance product:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

		($ in thousands)
Traditional life insurance:
Whole life	$364	$1,468	$584	$3,728
Interest-sensitive whole life	3,764	3,427	16,602	24,913
Term life	3,421	4,246	10,761	12,761
Universal life	7,553	9,914	23,931	24,639
Equity-indexed life	11,449	9,277	36,676	30,037

Direct first year annualized premiums	26,551	28,332	88,554	96,078
Private label term life premiums	488	2,071	4,181	6,715

Total	$27,039	$30,403	$92,735	$102,793

     Direct first year annualized premiums decreased 6.3% in the third quarter and 7.8% on a year-to-date basis in 2003 compared to the same periods in 2002. We continue to focus our marketing efforts on equity-indexed life products. In the first nine months of 2003, sales of equity-indexed life products were $36.7 million as compared to

$30.0 million for 2002. We are a leading writer of equity-indexed life products in the United States. Sales of traditional and universal life insurance products have declined as we have re-priced our products and discontinued our par whole life product. In addition, interest-sensitive whole life sales were lower in the first nine months of 2003 due to uncertainty in government tax policy and regulation.

     Premiums and Product Charges. We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and equity-indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyowner liability. Revenues from the universal life and equity-indexed life policies consist of product charges for the cost of insurance, policy administration and policy surrender and are included on the line item “product charges.” All revenue is reported net of reinsurance ceded.

     Insurance premium revenue was lower in the third quarter and first nine months of 2003 as compared to the same periods in 2002 primarily due to lower sales of traditional products, additional premiums ceded, and a decline in closed block in force business. Product charge revenue was higher in the third quarter and first nine months of 2003 as compared to the same periods in 2002 due to the growth in the equity-indexed life block of business and fluctuations in reinsurance premiums.

     Persistency. Annualized lapse rates were 6.2% in the first nine months of 2003 compared to 7.5% in the first nine months of 2002. Our persistency experience remained within our pricing assumptions.

     Net Investment Income. Net investment income decreased for the third quarter and first nine months of 2003 as compared to the same periods a year ago. The decrease in net investment income was a result of low interest rates and increased prepayments of mortgage-backed securities in the third quarter of 2003. The year-to-date effective yield of the investment portfolio was 6.65% compared to 7.17% a year ago.

     Mortality and Benefit Expense. We experienced favorable mortality in the third quarter and first nine months of 2003 as compared to the same periods a year ago. In addition, due to the reinsurance arrangements we have put in place over the last twelve months for mortality, policyowner benefits declined in the third quarter and first nine months of 2003 compared to the same periods in 2002.

     Underwriting, Acquisition and Other Expenses. Expenses decreased for the third quarter and year-to-date periods of 2003 compared to the respective periods in 2002. The decrease was primarily due to increased reimbursement from reinsurers of non-deferrable commission and expense allowances as more policies are subject to reinsurance and expense changes resulting from the restructuring activities.

     Amortization of DAC and VOBA. The amortization of DAC and VOBA increased for the third quarter and year-to-date periods of 2003 as compared to the same periods a year ago. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in both periods of 2003 compared to 2002, resulting in higher amortization expense.

     Dividends to Policyowners. Dividend expense decreased for the third quarter of 2003 and increased for the first nine months of 2003 compared to the respective 2002 periods. Dividend expense includes increases or decreases to the closed block policyholder dividend obligation liability carried on the consolidated balance sheet. To the extent cumulative actual earnings of the closed block exceed the cumulative expected earnings based on the actuarial calculation at the time of formation of the closed block (which we refer to as the closed block glide path), a policyholder dividend obligation is recorded. The higher realized gains in both periods of 2003 as compared to 2002 increased closed block earnings, which in turn were added to the policyholder dividend obligation liability. Lower investment income was experienced in the closed block which decreased dividend expense offsetting the increase for realized gains for both periods. In addition, the reinsurance adjustment related to the settlement activity of the closed block in the second quarter of 2003 caused an increase in the dividend expense and related policyholder dividend obligation liability for the first nine months of 2003. See “Non-Recurring Expenses” section of this discussion for additional information. As a result of this accounting treatment, operating earnings only include the predetermined closed block glide path.

     Outlook. We expect to continue to shift our sales to higher return products, in particular the equity-indexed life products. We also expect to continue to realize operating efficiencies created by the restructuring of the protection products operations and centralization of our administrative functions.

ACCUMULATION PRODUCTS

     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to our policyowner. We manage investment spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality needs. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products in force totaled $11.5 billion at September 30, 2003 and $11.3 billion at December 31, 2002. Accumulation products in force is a non-GAAP financial measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. We do not believe there is a comparable GAAP financial measure. A summary of our accumulation products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

		($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$1,482	$2,958	$3,724	$5,767
Product charges	11,864	10,545	31,256	31,284
Net investment income	166,355	171,398	504,212	496,286
Other income	2,898	2,938	8,753	8,741

Total revenues	182,599	187,839	547,945	542,078

Benefits and expenses:
Policyowner benefits	114,015	127,068	363,390	369,461
Underwriting, acquisition and other expenses	9,401	8,394	22,536	23,826
Amortization of DAC and VOBA, net of open block gain/loss adjustment	26,495	24,618	75,534	69,228

Total benefits and expenses	149,911	160,080	461,460	462,515

IMO operations:
Other income	12,651	13,583	37,209	36,221
Other expenses	10,136	9,028	29,715	24,984

Net IMO operating income	2,515	4,555	7,494	11,237

Adjusted pre-tax operating income - Accumulation Products segment	$35,203	$32,314	$93,979	$90,800

     Adjusted pre-tax operating income from our accumulation products operations increased 8.9% in the third quarter of 2003 and 3.5% in the first nine months of 2003 compared to the respective 2002 periods. The higher margins on equity-indexed annuities and the additional income from funding agreements increased accumulation products earnings in 2003. The increase was partially offset by lower contributions from IMO operations. The drivers of profitability in our accumulation products business are deposits, persistency, investment spread, expenses and IMO operations.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

		($ in thousands)
Annuities
Deferred fixed annuities:
Traditional annuities	$103,966	$311,857	$347,828	$782,248
Equity-indexed annuities	392,630	161,185	993,075	487,828
Variable annuities	682	1,561	2,570	6,042

Total Annuities	497,278	474,603	1,343,473	1,276,118
Funding agreements	—	400,000	—	750,000

Total	497,278	874,603	1,343,473	2,026,118
Reinsurance assumed	—	—	—	—
Reinsurance ceded	(5,345)	(49,593)	(20,964)	(53,975)

Total deposits, net of reinsurance	$491,933	$825,010	$1,322,509	$1,972,143

     Total annuity deposits increased 5.3% year-to-date for 2003 compared to 2002. The increase was from our sales of equity-indexed annuities as consumers continue to favor these products. We slowed our 2003 traditional annuity sales due to the low interest rate environment and have focused on sales of our higher returning equity-indexed products.

     We placed fixed rate funding agreements totaling $400 million and $750 million in the third quarter and first nine months of 2002, respectively. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. Total funding agreements outstanding as of September 30, 2003 amounted to $1.125 billion.

     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges are recorded as revenue as an annuity product charge. Product charges in 2003 were comparable to the respective 2002 periods.

     Persistency. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements continued to improve in 2003 and amounted to 8.8% and 11.1% for the first nine months of 2003 and 2002, respectively. Annuity withdrawals without internal replacements totaled $1,063.5 million and $1,174.0 million for the first nine months of 2003 and 2002, respectively.

     Our withdrawal experience remained within our pricing assumptions. Withdrawal rates declined for the first nine months of 2003 as compared to 2002 as our annuity products provide a favorable investment return in this current low interest rate environment.

     Investment Spread. Investment results and interest crediting rates were as follows for traditional annuities:

	For The Nine Months Ended September 30,
	2003	2002

Investment yield	5.96%	6.71%
Average crediting rate	4.12%	4.66%

Investment spread	1.84%	2.05%

     The investment spread on traditional annuities decreased 21 basis points to 184 basis points in the first nine months of 2003 compared to the first nine months of 2002. Crediting rates were lowered throughout 2002 and the first nine months of 2003 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds. At September 30, 2003, the account value of traditional annuities totaled $7.1 billion of which $3.6 billion did not have a differential between the credited rate and minimum guarantee rate and as such, could not be lowered. Additionally, traditional annuities with account values totaling $1.3 billion have multi-year interest rate guarantees for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year guarantee period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 275 basis points. Also, at September 30, 2003, account values of equity-indexed annuities totaled $4.1 billion, which provide guaranteed rates based on a cumulative floor over the term of the product. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience additional spread compression in future periods.

     Funding agreement income increased $5.4 million in the first nine months of 2003 compared to the first nine months of 2002. The increase was primarily due to the $875 million of the agreements placed throughout 2002.

     IMO Operations. IMOs have contractual arrangements to promote our insurance products to their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own five such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income decreased $3.7 million between the first nine months of 2003 and the first nine months of 2002 due to increased expenses.

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

OTHER

     The other segment is our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The adjusted pre-tax operating loss in the first nine months of 2003 decreased as compared with the first nine months of 2002 due to higher investment income of our real estate management subsidiary.

INCOME STATEMENT RECONCILIATION

     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

		($ in thousands)
Segment pre-tax operating income:
Protection Products	$28,584	$30,127	$95,546	$95,394
Accumulation Products	35,203	32,314	93,979	90,800
Other operations	(972)	(1,742)	(2,707)	(4,732)

Total segment pre-tax operating income	62,815	60,699	186,818	181,462
Non-segment items - increases (decreases) to income:
Realized and unrealized losses on assets and liabilities:
Realized gains (losses) on open block investments	5,855	(10,506)	30,307	(56,139)
Unrealized gains (losses) on open block options and trading investments	(1,228)	(10,319)	33,799	(64,555)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	4,682	5,242	(22,527)	41,110
Cash flow hedge amortization	(763)	(1,961)	(3,241)	(2,659)
Amortization of DAC & VOBA due to open block realized gains and losses	(2,347)	4,616	(12,800)	9,902
Non-recurring income (expenses):
Reinsurance adjustments	—	—	3,854	—
Demutualization costs	—	(722)	—	(1,186)
Restructuring costs	(1,551)	(2,569)	(17,415)	(10,780)
Other income from non-insurance operations	1,002	2,272	3,328	3,268

Income from continuing operations	68,465	46,752	202,123	100,423
Interest expense	(7,864)	(6,414)	(22,238)	(18,778)
Income tax expense	(19,766)	(13,848)	(59,545)	(25,978)

Net income	$40,835	$26,490	$120,340	$55,667

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block investments will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales and impairments. Realized gains on open block investments in the first nine months of 2003 included $9.5 million of gains on sales of investments previously impaired and written-down in 2002 or 2003, primarily American Airlines, Dynegy Holdings, and Intermedia Communications. The realized losses, amounting to $10.5 million in the third quarter of 2002 and $56.1 million in the first nine months of 2002, primarily consisted of realized losses and writedowns on investments mainly related to Worldcom, Inc. and its related entities.

     Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales and impairments. We use options to hedge our equity-indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized gain of $7.6 million and $23.0 million in the third quarter and first nine months of 2003, respectively, and an unrealized loss of $13.0 million and $47.8 million in the third quarter and first nine months of 2002, respectively. In addition, we also have trading securities that back our total return strategy fixed annuity products. The market value adjustment on the trading securities resulted in a loss of $8.8 million and a gain of $10.8 million in the third quarter and first nine months of 2003, respectively, and a gain of $2.7 million and a loss of $16.8 million in the third quarter and first nine months of 2002, respectively. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change of $4.7 million and ($22.5) million in the third quarter and first nine months of 2003, respectively, and $5.2 million and $41.1 million in the third quarter and first nine months of 2002, respectively, explained in the following paragraph.

     The fair value change in options embedded within our equity-indexed products and the fair value changes on our total return strategy fixed annuity contracts are being recorded at fair value. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products.

     Non-recurring Income (Expenses). Reinsurance related adjustments in the first nine months of 2003 consist of the release of a $8.2 million liability in conjunction with the settlement and amendment of a reinsurance arrangement and a $4.3 million true-up of pre-2003 reinsurance settlements under a reinsurance arrangement between ILIC open block and closed block. Both of the reinsurance adjustments were recorded in the second quarter of 2003.

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

     The Company listed its office building located in Indianapolis, Indiana, with a real estate broker. During the second quarter of 2003, the Company began to substantially vacate this location as a result of staff reductions. In addition, the Company also selected a new location in the second quarter of 2003 for those employees who are going to continue to work in Indianapolis. Most of the remaining Indianapolis employees moved to the new space during August 2003. On June 30, 2003, the Company determined that the plan of sale criteria in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the building was adjusted to its fair value less costs to sell, amounting to $15.5 million, which was based upon comparable properties recently marketed in Indianapolis. The resulting $7.7 million pre-tax impairment loss was recorded as restructuring cost in the consolidated statement of income during the second quarter of 2003. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet.

     During the second quarter of 2003, the Company initiated and executed a restructuring plan to merge one of its subsidiaries, IL Annuity, into its parent, ILIC. The merger was effective June 30, 2003 and total restructuring costs associated with this plan amounted to $2.5 million pre-tax, which primarily consisted of legal, accounting, and printing costs and the write off of $2.2 million of insurance licenses.

     The restructuring charges expensed in the first nine months of 2003 included pre-tax severance and termination benefits of $0.7 million for severance accrual adjustments and other pre-tax costs of $16.7 million primarily related to the impairment loss on the Indianapolis office, expenses associated with the merger of IL Annuity into ILIC, and systems conversion costs. For the first nine months of 2002, restructuring charges included pre-tax severance and termination benefits of $5.5 million for the elimination of approximately 90 positions and other pre-tax costs of $5.3 million. An accrual for severance and termination benefits not yet paid amounted to $2.2 million at September 30, 2003. Additional charges will be incurred for continuing restructuring activities primarily involving severance or relocation benefits for affected employees and various administrative, financial and actuarial system conversion costs. Expenditures for all restructuring activities are expected to be completed by the fourth quarter of 2003.

     Interest expense increased for the third quarter and year-to-date periods of 2003 as compared to the same periods a year ago. The increase was primarily due to interest associated with the PRIDESSM securities of $143.8 million issued in the second quarter of 2003.

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

     We intend to rely primarily on dividends, interest income and fees from our insurance subsidiaries in order to make dividend payments to our shareholders. The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulators to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2002 results, our life insurance subsidiaries could pay us an estimated $82.3 million in dividends in 2003 without obtaining regulatory approval. Our subsidiaries paid us $85.0 million in the first nine months of 2003 and included dividends for which we obtained regulatory approval. For the remaining period of 2003, additional dividends of $44.4 million can be paid by our life insurance subsidiaries without regulatory approval. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries.

     We have a $175 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of September 30, 2003, there was a $10 million outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, and (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital. We closely monitor all of these covenants to ensure continued compliance.

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

     We take into account asset/liability management considerations in the product development and design process. Contract terms for the interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at September 30, 2003 (including liabilities in the closed block and the general account):

($ in millions)

Not subject to discretionary withdrawal	$514
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (A)	8,409
Market value adjustments	3,027

Subtotal	11,436

Subject to discretionary withdrawal without adjustments	2,034

Total	$13,984

(A)	Includes $1,330 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     In addition to the interest-sensitive products, an insurance subsidiary is party to a $250 million fixed rate funding agreement issued in 1999. Under the agreement, a five-year floating rate insurance contract was issued to a commercial paper conduit which was swapped to a fixed-rate. During 2002, our insurance subsidiaries placed additional funding agreements totaling $875 million in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled unless there is a default under the agreements, but the insurance subsidiaries may terminate the agreements at any time.

     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $243.5 million at September 30, 2003. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at September 30, 2003. In addition, ALIC has long-term fixed rate advances from FHLB outstanding of $13.5 million at September 30, 2003.

     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of September 30, 2003 had a carrying value of $18.0 billion, including closed block investments.

     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

     The Company participates in dollar-roll repurchase agreement transactions. Such transactions involve the sale of a mortgage-backed security to a holding institution and a simultaneous agreement to purchase a substantially similar security for forward settlement at a lower dollar price. The proceeds are invested in short-term investments at a positive spread until the settlement date of the similar security. During this same time period, the Company will continue to reflect the mortgage-backed security sold to the holding institution as a fixed maturity security, the cash received for such security as cash and cash equivalents, and the Company’s repurchase obligation as an other liability. The amount outstanding to repurchase securities under dollar-roll repurchase agreements was $92.6 million at September 30, 2003.

     The Company also participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company receives a fee in exchange for the loan of securities and requires initial collateral equal to 102 percent of the market value of the loaned securities to be separately maintained. Securities with a market value of $471.0 million were on loan under the program and the Company has cash collateral under its control of $480.2 million at September 30, 2003.

     At September 30, 2003, the statutory surplus of the insurance subsidiaries was approximately $760 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

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

     For variable and equity-indexed products, profitability on the portion of the policyowner’s account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyowner assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity-indexed products, we purchase call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity-indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) the cost of underlying call options purchased to match the returns owed to contract holders and (2) the minimum interest guarantees owed to the contract holder, if any. Profitability on the equity-indexed products is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we primarily purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity-indexed products can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at September 30, 2003. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	Expected Cash Flows
	Remaining							Amortized
	2003	2004	2005	2006	2007	2008	Thereafter	Cost	Fair Value

	($ in millions)
Fixed maturity securities available-for-sale	$444	$1,444	$1,297	$1,116	$1,149	$1,277	$6,907	$13,634	$14,219
Average interest rate	5.8%	6.5%	5.9%	6.4%	6.6%	5.6%	5.3%
Fixed maturity securities held for trading purposes	$12	$183	$157	$200	$199	$214	$876	$1,841	$1,841
Average interest rate	1.3%	1.5%	1.6%	1.8%	2.6%	2.8%	4.5%
Mortgage loans	$14	$63	$66	$63	$62	$71	$601	$940	$1,016
Average interest rate	7.9%	7.8%	7.7%	7.7%	7.7%	7.6%	7.5%
Total	$470	$1,690	$1,520	$1,379	$1,410	$1,562	$8,384	$16,415	$17,076

     In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 66% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.5 % of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 7.18 years.

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

     (b)  There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)	The following report on Form 8-K was filed during the quarter ended September 30, 2003:

Form 8-K dated August 7, 2003 announcing the release of second quarter 2003 earnings. Supplemental financial information of AmerUs Group Co. was attached.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 7, 2003			AMERUS GROUP CO.

	By	/s/	Melinda S. Urion

Melinda S. Urion Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By	/s/	Brenda J. Cushing

Brenda J. Cushing Senior Vice President and Controller (Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

2.2	Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among AmerUs Life Holdings, Inc., AFC Corp. and AmVestors Financial Corporation (“AmVestors”), filed as Exhibit 2.2 to the Registration Statement of AmerUs Life Holdings, Inc. on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among AmerUs Life Holdings, Inc., a wholly owned subsidiary of AmerUs Life Holdings, Inc. and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of AmerUs Life Holdings, Inc. dated October 8, 1997, is hereby incorporated by reference.

2.4	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.5	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.8	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.9	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.10	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.11	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.12	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.13	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, filed as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 4.2 on Form S-8, dated June 13 2003, is hereby incorporated by reference.

Exhibit No.	Description

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.4	Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among AmerUs Life Holdings, Inc., First Union Trust Company and the administrative trustees named therein, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.5	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.6	Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	QUIPS Guarantee Agreement, dated as of July 27, 1998, by AmerUs Life Holdings, Inc., relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.8	Master Unit Agreement, dated as of July 27, 1998, between AmerUs Life Holdings, Inc. and First Union National Bank relating to AmerUs Life Holdings, Inc.’s 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.9	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.10	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.11	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.12	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.13	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.14	First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000, filed as Exhibit 4.17 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.15	First Supplement to Master Unit Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and First Union National Bank, as Unit

Exhibit No.	Description

Agent, dated September 20, 2000, filed as Exhibit 4.18 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.16	Assignment and Assumption Agreement to the QUIPS Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.19 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.17	Assignment and Assumption Agreement to the Common Trust Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.20 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.18	First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000, filed as Exhibit 4.21 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.19	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.20	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.21	Registration Rights Agreement dated as of March 6, 2002 between AmerUs Group Co. and Credit Suisse First Boston Corporation, filed as Exhibit 4.2 on Form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.22	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.23	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.24	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.25	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.26	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.27	Form of Purchase Agreement between AmerUs Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 1.1 on Form 8-K, dated as of May 28, 2003, is hereby incorporated by reference.

11*	Statement Re: Computation of Earnings Per Share.

12*	Computation of Ratios of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13(a) – 15(e) or Rule 15(d) – 15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13(a) – 15(e) or Rule 15(d) – 15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

* Included herein.