Form 10-K
period 2003-12-31
AMERUS GROUP CO/IA
filed 2004-03-12
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from ____________ to

Commission File Number: 001-15166

AmerUs Group Co.

(Exact name of Registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-1458424 (I.R.S. Employer Identification No.)
699 Walnut Street, Des Moines, Iowa (Address of principal executive offices)	50309-3948 (Zip code)

Registrant’s telephone number, including area code (515) 362-3600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock (no par value)	New York Stock Exchange
Income PRIDESSM	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒                 No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 2, 2004: $1,590,914,318

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☒                 No ☐

      Number of shares outstanding of each of the Registrant’s classes of common stock on March 2, 2004 was as follows:

Common Stock	39,301,835 shares

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 13, 2004 are incorporated by reference into Part III of this Form 10-K.

SAFE HARBOR STATEMENT

      This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations and interpretations, including currently proposed federal measures that may significantly affect the insurance business including limitations on antitrust immunity, minimum solvency requirements, and changes to the tax advantages of life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations or pronouncements including those relating to the regulation of insurance companies and the regulation and sale of their products; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations or examinations.

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

Web Access to Reports

      We make our periodic and current reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available, free of charge at our website as soon as reasonably practicable after such reports are filed electronically with or furnished to the U.S. Securities and Exchange Commission. Our internet website address to obtain such filings is www.amerus.com.

Definitions

      When used in this document, the terms “AmerUs,” “we,” “our” and “us” refer to AmerUs Group Co. (including American Mutual Holding Company and AmerUs Life Holdings, Inc. as predecessor entities of AmerUs Group Co.), an Iowa corporation, and our consolidated subsidiaries, unless otherwise specified or indicated by the context.

General

      We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in all 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The primary offerings of the protection products segment are interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. The primary offerings of the accumulation products segment are individual deferred fixed annuities, equity-indexed annuities and funding agreements.

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

      We have had positive organic growth in our businesses. We have also successfully executed a series of strategic acquisitions that have helped generate sales growth, as well as balance our product and geographic distribution. The following is a summary of these acquisitions and the benefits created:

•	In 1994, Central Life Assurance Company and American Mutual Life Insurance Co. merged providing us with significant scale in our life insurance operations. The merger resulted in our becoming one of the 25 largest mutual insurers in America at that time.

•	In October 1997, the acquisition of Delta Life Corporation launched our annuity business. At the time of the acquisition, Delta Life had about $2.0 billion in assets and specialized in single-premium deferred annuity and equity-indexed annuity products.

•	In December 1997, we acquired AmVestors Financial Corporation, predecessor to AmerUs Annuity Group Co., which specialized in the sale of individual fixed annuity products. The acquisition further strengthened our presence in asset accumulation and retirement and savings markets.

•	In 2001, we acquired Indianapolis Life Insurance Company, an Indiana life insurance company, and its subsidiaries which had approximately $6 billion in consolidated assets at the time of the acquisition. The acquisition allowed us to strengthen our life insurance business and ultimately provided us with a better balance of annuity and life insurance product sales.

Subsidiaries

      We have four main direct subsidiaries: AmerUs Life Insurance Company, or ALIC, an Iowa life insurance company; AmerUs Annuity Group Co., or AAG, a Kansas corporation; AmerUs Capital Management Group, Inc., or ACM, an Iowa corporation; and ILICO Holdings, Inc., an Indiana corporation.

      AAG owns, directly or indirectly, two Kansas life insurance companies: American Investors Life Insurance Company, Inc., or American; and Financial Benefit Life Insurance Company, or FBL. On December 31, 2002, Delta Life and Annuity Company was merged into American.

      ILICO Holdings, Inc., has one wholly-owned subsidiary, Indianapolis Life Insurance Company, or ILIC, an Indiana life insurance company. ILIC has two wholly-owned subsidiaries: Bankers Life Insurance Company of New York, or Bankers Life, a New York life insurance company; and IL Securities, Inc., an Indiana corporation. When used in this document, the term “ILICO” refers to ILICO Holdings, Inc. and its consolidated subsidiaries. IL Annuity and Insurance Company, or IL Annuity, was a wholly-owned subsidiary of ILIC which was merged into ILIC effective June 30, 2003. ILICO was owned by AmerUs Group Co. (92.2%) and ALIC (7.8%). Effective September 30, 2003, ALIC dividended its ownership interest in ILICO to AmerUs Group Co. resulting in AmerUs Group Co. owning 100% of ILICO.

Organization as of December 31, 2003

Reorganization

      We were formerly known as American Mutual Holding Company, or AMHC and were a mutual insurance holding company, with our principal asset being a 58% interest in AmerUs Life Holdings, Inc., or ALHI. Public stockholders owned the remaining 42% interest in ALHI with their interest referred to as minority interest. ALHI was a holding company which directly or indirectly owned ALIC and American, its principal life insurance subsidiaries. On September 20, 2000, we converted to stock form, changed our name to AmerUs Group Co. and acquired the minority interest of ALHI by issuing our common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI was merged into us simultaneously with the stock exchange.

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

Closed Block

      We have established two closed blocks of policies: (a) the first on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company, and (b) the second on March 31, 2000 in connection with the reorganization of ILIC from a mutual company to a stock company (collectively, the closed block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the closed block. The closed block was designed to give reasonable assurance to owners of insurance policies that, after the reorganizations of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continued. The assets, including revenue therefrom, allocated to the closed block will accrue solely to the benefit of the owners of policies included in the closed block until the closed block no longer exists. We will continue to pay guaranteed benefits under all policies, including policies included in the closed block, in accordance with their terms. In the event that the closed block’s assets are insufficient to meet the benefits of the closed block’s guaranteed benefits, general assets would be utilized to meet the contractual benefits of the closed block’s policyholders.

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

Dispositions

      ILIC previously owned The Indianapolis Life Group of Companies, Inc., or IL Group. IL Group owned Bankers Life, IL Securities, Inc., IL Annuity, and Western Security Life Insurance Company, or WSLIC, an Arizona life insurance company. Effective on March 5, 2002, IL Group was dissolved and its four wholly-owned subsidiaries became direct subsidiaries of ILIC. In addition, on March 29, 2002, WSLIC was sold with its insurance business transferred to ILIC prior to the sale. The sale of the corporate organization and insurance licenses resulted in a gain of approximately $1.9 million which is included in realized gains and losses on investments for the year ended December 31, 2002. IL Annuity was merged into ILIC effective June 30, 2003 as part of a restructuring plan. See further discussion in note 16 to the consolidated financial statements.

      In November 2003, we entered into an agreement to sell our residential financing operations. The assets, liabilities and results of operations of the residential financing operations have been classified as discontinued operations. The sale was completed in January 2004, resulting in an after-tax gain of approximately $3.9 million to be recognized in 2004. See further discussion in note 20 to the consolidated financial statements.

Financial Information

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. See note 1 to the consolidated financial statements for additional information about GAAP and our significant accounting policies.

      We measure our profit or loss and total assets by operating segments. We have two reportable operating segments: protection products and accumulation products. See a further discussion of our operating segments in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Protection Products Segment

Products

      Our protection products segment consists of individual fixed life insurance premiums from traditional life insurance products, universal life insurance products and equity-indexed life insurance products. Sales are presented as annualized premiums, which are measured in accordance with industry practice, and represent the amount of new business sold during the period. Sales are a non-GAAP financial measure for an insurance company for which there is no comparable GAAP financial measure. We use sales to measure the productivity of our distribution network and as a basis for compensation of sales and marketing employees and agents. Sales are also a leading indicator of future revenue trends. However, revenues are driven by prior period sales as well as current period sales and therefore, a reconciliation of sales to revenues would not be meaningful or determinable. The following table summarizes sales by life insurance product:

	Sales Activity by Product
	For The Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Traditional life insurance:
Whole life	$236	$4,236	$6,842
Interest-sensitive whole life	19,691	30,622	12,411
Term life	14,588	16,390	7,763
Universal life	32,476	32,570	21,794
Equity-indexed life	51,644	45,843	25,865

Direct	118,635	129,661	74,675
Private label term life premiums	4,206	8,970	6,637

Total	$122,841	$138,631	$81,312

      Traditional Life Insurance Products. Traditional life insurance products include whole life, interest-sensitive whole life and term life insurance products.

      Whole life insurance is designed to provide benefits for the life of the insured. This product generally provides for level premiums and a level death benefit and requires payments in excess of the mortality cost in earlier years to offset increasing mortality costs in later years. Sales of whole life insurance decreased in 2003 and 2002, as compared to each prior year, due in part to our increased marketing focus on equity-indexed life products, which has resulted in a shift in sales from whole life to equity-indexed. We ceased taking new applications for sales of whole life insurance on December 31, 2002.

      Interest-sensitive whole life insurance also provides benefits for the life of the insured. However, this product has cash value accumulation that is interest sensitive and responds to current interest and mortality rates. These products are used in several markets, the largest of which is the pension plan market. Lower interest-sensitive whole life sales were experienced in 2003 due to uncertainty in government tax policy and regulation. Interest-sensitive whole life insurance sales increased in 2002 due to the acquisition of ILICO in May 2001 since we owned ILICO for 12 months of 2002 as compared to just over six months in 2001.

      Term life insurance provides life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature. Term life insurance is a highly competitive and quickly changing market. Term life insurance sales increased in 2002 due to the acquisition of ILICO and have remained approximately 12% of our total sales in 2003.

      In prior years, ILIC had distributed term products primarily through strategic alliances with private label partners. Under private label arrangements, ILIC manufactured products that were distributed through field forces of other life insurance companies, its private label partners. Following a strategic decision to exit the private label business, ILIC reached agreement with its joint venture partners to cease new business processing during 2003. In keeping with contractual obligations, ILIC continues to service in-force business for existing joint venture partners.

      For the year ended December 31, 2003, sales of interest-sensitive whole life and term life insurance products represented 17% and 12%, respectively, of direct sales for individual life insurance products sold.

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

      Sales of universal life were comparable between 2003 and 2002. In 2002, sales increased over 2001 primarily as a result of the acquisition of ILICO. Excluding ILICO, universal life sales decreased $1.9 million in 2002 due to the growth in sales of equity-indexed life products. The weighted average crediting rate for universal life insurance liabilities was 4.96% for the year 2003, 5.39% for the year 2002 and 5.63% for the year 2001. The crediting rate has been lowered as a result of reduced investment yields associated with the declining interest rate environment. For the year ended December 31, 2003, sales of universal life insurance products represented 27% of direct sales for individual life insurance products sold.

      Equity-Indexed Life Products. We also offer equity-indexed life insurance products which are similar in structure to universal life products but allow the policyowner to elect an interest earnings strategy for a portion of the account value. Earnings are credited based in part on increases in the appropriate indices, primarily the Standard & Poor’s 500 Composite Stock Index ® (collectively, S&P 500 Index), excluding dividends. The earnings credit is subject to a participation rate and an annual cap. Our gross margin on our equity-indexed life products is similar to that of our universal life insurance products. However, due to the equity-indexed earnings strategies, we invest a portion of the premiums we receive from the sale of these products in call options. We may affect the cost of the call options by adjusting interest crediting parameters that are provided for in the policy. Our return on the call options is generally expected, in a growing equity market, to correspond to the earnings we are contractually bound to credit on the equity-indexed strategies. The remainder of the premium is invested in our investment portfolio to support the contractual minimum guarantees that may come into effect if the equity index declines. The structure of our product, together with the allocation of our equity-indexed life product premiums between call options and our investment portfolio, are intended to provide for a positive gross margin in both increasing and decreasing equity markets.

      Equity-indexed life insurance sales increased in 2003 and 2002 following our focus on product marketing beginning in 2000. We are a leading writer of equity-indexed life products in the United States. Sales of the equity-indexed life product, as a percentage of direct sales, was approximately 44% in 2003.

      Collected premiums are measured in accordance with industry practice, and represent the amount of premiums received during the period. Collected premiums are a non-GAAP financial measure for an insurance company for which there is no comparable GAAP financial measure. We use collected premiums to measure the productivity of our distribution network and as a basis for compensation of sales and marketing employees and agents. The following table sets forth our collected life insurance premiums, including collected premiums associated with the closed block, for the periods indicated:

	Collected Premiums by Product
	For The Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Individual life premiums collected:
Traditional life:
First year and single	$116,252	$149,740	$113,126
Renewal	343,067	344,715	274,784

Total	459,319	494,455	387,910

Universal life:
First year and single	94,158	75,761	45,597
Renewal	132,833	128,869	109,485

Total	226,991	204,630	155,082

Equity-indexed life:
First year and single	84,478	78,797	40,504
Renewal	35,344	14,526	4,212

Total	119,822	93,323	44,716

Total individual life	806,132	792,408	587,708
Reinsurance assumed	49,706	48,664	30,740
Reinsurance ceded	(187,860)	(220,589)	(74,152)

Total individual life, net of reinsurance	$667,978	$620,483	$544,296

      Individual life insurance premiums collected increased in 2003 as a result of increased universal life and equity-indexed sales, which were partially offset by lower traditional life collected premiums, and in 2002 due to the additional premiums from the acquisition of ILICO.

      Reinsurance assumed increased in 2002 due to the ILICO acquisition. ILIC had distributed term products and second-to-die products primarily through strategic alliances with private label partners. Following a strategic decision to exit the private label business, ILIC reached agreement with its joint venture partners to cease new business processing during 2003. In keeping with contractual obligations, ILIC continues to service in-force business for certain existing joint venture partners.

      ALIC has reinsurance arrangements that have reduced its retention to 10% of the net amount of risk on any one policy not to exceed company retention limits for the majority of policies issued from July 1, 1996 through December 31, 1999, and for all new business commencing January 1, 2000. ALIC’s retention limits on any one life vary by age and rating table and are generally between $150,000 and $500,000. ALIC also has a reinsurance agreement covering approximately 90% of the closed block net amount at risk not previously reinsured. In addition, ALIC entered into an indemnity reinsurance agreement effective December 31, 2001 covering universal life policies of the open block issued prior to July 1, 1996, that was subsequently replaced by another indemnity reinsurance agreement effective October 1, 2002, covering 90% of the net amount at risk not previously reinsured of any one policy. ALIC entered into an 80% statutory modified coinsurance quota share and coinsurance agreement covering certain individual life policies of the closed block effective

December 31, 2002. As a result of these agreements, ceded reinsurance premium for ALIC was $77.9 million in 2003, $127.3 million in 2002 and $35.2 million in 2001.

      ILIC entered into a statutory reinsurance agreement to cover 100% quota share of retained net amounts at risk for certain open block and closed block policies in force at December 31, 2002, which was amended by an indemnity reinsurance agreement effective July 1, 2003. Ceded premium from ILICO amounted to $109.8 million in 2003, $93.3 million in 2002 and $39.0 million in 2001. ILICO’s reinsurance agreements effectively reduce ILICO’s retention limit to between $150,000 and $500,000.

      The following table sets forth information regarding our life insurance in force for each date presented. Protection products face amounts in force is a non-GAAP financial measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. We do not believe there is a comparable GAAP financial measure.

	Individual Life Insurance in Force
	As of December 31,

	2003	2002	2001

	($ in thousands)
Traditional life
Number of policies	446,961	451,933	405,077
GAAP life reserves	$3,465,853	$3,236,223	$3,101,938
Face amounts	$57,474,000	$56,883,000	$49,655,000
Universal life
Number of policies	145,525	147,469	151,982
GAAP life reserves	$1,517,227	$1,425,746	$1,380,379
Face amounts	$20,529,000	$19,095,000	$18,792,000
Equity-indexed life
Number of policies	35,133	23,679	10,591
GAAP life reserves	$224,874	$126,821	$51,004
Face amounts	$6,878,000	$4,574,000	$2,028,000
Total life insurance
Number of policies	627,619	623,081	567,650
GAAP life reserves	$5,207,954	$4,788,790	$4,533,321
Face amounts	$84,881,000	$80,552,000	$70,475,000

Distribution Systems

      Our subsidiaries sell life insurance in all 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are California, Illinois, Iowa, Minnesota, New York, Texas and Wisconsin in 2003. These states account for approximately 51% of our statutory premiums.

      Our target customers are individuals in the middle and upper income brackets and small businesses. We market our life insurance products on a national basis primarily through a Preferred Producer general agency system, a Personal Producing General Agent (PPGA) distribution system and through Independent Marketing Organizations (IMOs). We currently employ 20 regional vice presidents who are responsible for supervising these distribution systems within their assigned geographic regions.

      Under the Preferred Producer general agency system, a contractual arrangement is entered into with the Preferred Producer general agent for the sale of insurance products by the Preferred Producer general agents and brokers assigned to the Preferred Producer general agent’s agency. The Preferred Producer general agents are primarily compensated by receiving a percentage of the first year commissions paid to Preferred Producer general agents and brokers in the Preferred Producer general agent’s agency and by renewal commissions on premiums subsequently collected on that business. In addition, the Preferred Producers receive certain benefits and other allowances.

      The Preferred Producer general agents are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training and development of Preferred Producer general agents and brokers in their agency. As of December 31, 2003, we had 75 Preferred Producer general agents in 26 states, through which approximately 1,200 Preferred Producer general agents sell our products. While Preferred Producer general agents in the Preferred Producer general agency system are non-exclusive, most agents use our products for a majority of their new business for the type of products offered by us.

      Preferred Producer general agents are also independent contractors and are primarily compensated by commissions on first year and renewal premiums collected on business written by them plus certain benefits and other allowances. In addition, Preferred Producer general agents can earn bonus commissions, graded by production and persistency on their business.

      Under the PPGA system, we contract primarily with individuals who are experienced individual agents or who head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products we offer rather than our full line of insurance products. The PPGA system is comprised of approximately 1,100 PPGAs, with approximately 3,700 agents.

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

      No single distribution organization (Preferred Producer general agency, PPGA, or IMO) accounted for more than 6% of total direct sales.

Accumulation Products Segment

Products

      Our accumulation products segment primary offerings consist of individual fixed annuities (comprised of traditional fixed annuities and equity-indexed annuities) and funding agreements. Annuities provide for the payment of periodic benefits over a specified time period. Benefits may commence immediately or may be deferred to a future date. Fixed annuities generally are backed by a general investment account and credited with a rate of return that is periodically reset. Funding agreements are arrangements for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract.

      Deposits are presented as collected premiums, which are measured in accordance with industry practice, and represent the amount of new business sold during the period. Deposits are a non-GAAP financial measure for an insurance company for which there is no comparable GAAP financial measure. We use deposits to measure the productivity of our distribution network and as a basis for compensation of sales and marketing employees and agents. Our annuity deposits consisted of approximately 25% from traditional annuity products and approximately 75% from equity-indexed annuity products in 2003. We ceased offering variable annuity products in 2002. We still receive minimal premium additions to existing policies as shown in the table below.

Funding agreement deposits totaled $875 million in 2002. The following table sets forth deposits for the periods indicated:

	Deposits by Product
	For The Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Annuities
Deferred fixed annuities:
Traditional annuities	$443,220	$1,099,872	$1,322,725
Equity-indexed annuities	1,311,409	683,819	612,043
Variable annuities	3,254	6,230	27,483

Total annuities	1,757,883	1,789,921	1,962,251
Funding agreements	—	875,000	—

Total	1,757,883	2,664,921	1,962,251
Reinsurance assumed	—	—	194,317
Reinsurance ceded	(25,080)	(60,916)	(175,485)

Total deposits, net of reinsurance	$1,732,803	$2,604,005	$1,981,083

      Traditional Annuity Products. We offer a variety of interest rate crediting strategies on our traditional annuity products. At December 31, 2003, the account value of traditional annuities totaled $7.0 billion of which approximately 97% have minimum guarantee rates ranging from 3% to 4%. For annuities with an account value of $5.0 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. We also offer an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees. Traditional annuities with an account value of $5.4 billion had a one-year interest guarantee period while annuities with an account value of $1.2 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 300 basis points. The remaining multi-year period is generally either one or two years.

      We invest the deposits we receive from traditional annuity product sales in our investment portfolio. We call the difference between the yield we earn on our investment portfolio and the interest we credit on our traditional annuities our product spread. The product spread is a major driver of our profitability of our traditional annuity products.

      Traditional annuity deposits decreased $656.7 million in 2003 compared to 2002 as we slowed traditional annuity sales due to the low interest rate environment and as we have focused on sales of higher margin equity-indexed products. Traditional annuity deposits decreased $222.9 million in 2002 compared to 2001 as a result of deploying capital to funding agreements which are intended to provide a higher return on equity.

      We previously had a reinsurance agreement to cede 35% of certain fixed annuity production on a modified coinsurance basis. Fixed annuity production ceded under this agreement totaled approximately $160.3 million in 2001. In the fourth quarter of 2001, the agreement was cancelled and the previously ceded premiums were recaptured amounting to $194.3 million.

      Equity-Indexed Annuities. We offer equity-indexed annuity products that provide various interest crediting strategies, including strategies linked to equity and investment grade bond indices. For deposits allocated to indexed crediting strategies, interest is credited to these products based in part on the increases in the applicable indices, less any applicable fees and subject to any applicable caps. Similar to our traditional annuity products, we invest the deposits we receive from equity-indexed annuity product sales in our investment portfolio. At December 31, 2003, the GAAP reserves of equity-indexed annuities totaled $4.4 billion which provide guaranteed rates based on a cumulative floor over the term of the product. In addition, for deposits allocated to equity-indexed crediting strategies, we use a portion of the deposits to purchase call options. We may affect the cost of the call options by adjusting interest crediting parameters that are provided for in the policy. Our return on the call options is generally expected, in a growing equity market, to correspond to the earnings we are contractually bound to credit on the equity-indexed strategies. The remainder of the deposit is invested in our investment portfolio to support the contractual minimum guarantees that may come into effect if the equity index declines. The product spread on deposits allocated to our equity-indexed strategy is computed as:

      Yield minus (cost of options and interest credited) = product spread

      The product spread is a major driver of profitability of our equity-indexed annuity products. The structure of our product, together with the allocation of our equity-indexed strategy deposits between call options and our investment portfolio, is intended to provide for a positive product spread in both increasing and decreasing equity markets.

      Equity-indexed annuity sales increased in 2003 and 2002 as compared to the prior year periods due to its popularity with consumers and agents. In the third quarter of 2002, we entered into a new modified coinsurance reinsurance agreement to cede 25% of certain equity-indexed annuity products which amounted to $25.1 million and $56.2 million of ceded premium in 2003 and 2002, respectively.

      Variable Annuities. Through our acquisition of ILICO, we obtained a variable annuity product line. In the first quarter of 2002, we ceased new sales of these products, except for new policies issued as part of existing employer-sponsored qualified plan contracts. All sales were discontinued effective September 30, 2002. Our agents are encouraged to make new sales of variable annuities through the Ameritas Joint Venture. As these sales are through the joint venture, they do not appear in our direct sales amounts. See the discussion related to this joint venture in the “Ameritas Joint Venture” section. The assets and liabilities related to the direct variable annuities are shown on the consolidated balance sheets as “separate account assets” and “separate account liabilities.”

      Funding Agreements. We placed primarily fixed rate funding agreements totaling $875 million in 2002. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. In December 2003, a $250 million funding agreement was terminated. Total funding agreements outstanding as of December 31, 2003, amounted to $875 million compared to $1.125 billion outstanding at December 31, 2002.

      The following table sets forth information regarding fixed annuities in force for each date presented:

	Annuities in Force
	As of December 31,

	2003	2002	2001

	($ in thousands)
Deferred fixed annuities
Number of policies	176,280	181,581	176,857
GAAP annuity reserves	$7,257,387	$7,579,869	$6,909,793
Equity-indexed annuities
Number of policies	91,550	76,863	73,921
GAAP annuity reserves	$4,439,836	$3,724,598	$3,749,971
Total fixed annuities
Number of policies	267,830	258,444	250,778
GAAP annuity reserves	$11,697,223	$11,304,467	$10,659,764

Distribution Systems

      We sell annuities in all 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are California, Florida, Iowa, Ohio, Pennsylvania and Texas in 2003. These states account for approximately 44% of our statutory premiums.

      We direct our marketing efforts towards the asset accumulation, conservative savings and retirement markets. We market our annuity products on a national basis primarily through networks of independent agents. The independent agents are supervised by regional vice presidents and regional directors or IMOs. At December 31, 2003, we had approximately 16,000 independent agents licensed to sell our annuity products. In addition, the Preferred Producer agency and PPGA systems discussed previously are utilized to market certain annuity products.

      Our IMOs consist of approximately 10 contracted organizations, including five wholly-owned organizations and one organization which principally sells our proprietary products. The IMOs are responsible for recruiting, servicing and educating agents in an effort to promote our products. The IMOs receive an override commission based on the business produced by their agents. Our wholly-owned and proprietary organizations accounted for approximately 77% of our annuity sales in 2003. We do not have exclusive agency agreements with our agents and we believe most of these agents sell products similar to ours for other insurance companies.

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

      The Ameritas Joint Venture offers, through AVLIC, fixed annuity products, flexible premium and single premium variable universal life insurance products, and variable annuities. Variable products provide for allocation of funds to a general account or to one or more separate accounts under which the owner bears the investment risk. Through AVLIC’s fund managers, owners of variable annuities and life insurance policies are able to choose from a range of investment funds offered by each manager. Under the current terms of the joint venture agreement, ALIC and Ameritas direct their new variable annuities and variable life insurance through the Ameritas Joint Venture.

      The variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are distributed through our Preferred Producer general agency, PPGA systems and one IMO, as well as through the distribution systems of Ameritas and AVLIC.

      Under the terms of the joint venture agreement, we purchased an additional 5% of AMAL Corporation in March 2001, for $7.2 million as certain premium growth targets were met which brought our total ownership in AMAL Corporation to 39%. During 2002, Ameritas contributed additional investments, certain in-force business and other assets to the Ameritas Joint Venture which resulted in the reduction of our ownership from 39% to 34%. In addition, in December 2002, both Ameritas and ALIC contributed additional cash, which amounted to $5 million by ALIC, to maintain our 34% interest. ALIC and Ameritas Life Insurance Company each have guaranteed the policyholder obligations of AVLIC. The guarantee of each party is joint and several, and will remain in effect until certain conditions are met.

      As of December 31, 2003, AMAL Corporation had total consolidated assets of $170.1 million and total consolidated shareholder’s equity of $158.5 million on a GAAP basis. AVLIC had $3,253.0 million of insurance in force and $97 million in surplus as of December 31, 2003, on a statutory basis.

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

      We are the national leader in market share of equity-indexed life production and are the fifteenth largest fixed life company in the United States. We also rank second nationally in equity-indexed annuity sales and sixth nationally in fixed annuity sales through independent agents. The rankings are based on industry information from Advantage Compendium (formerly The Advantage Group) and Life Insurance Marketing Research Associates.

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

Ratings

      Ratings with respect to financial strength are an increasingly important factor in establishing the competitive position of insurance companies. The following are the ratings as of March 2, 2004 for our major insurance subsidiaries currently writing new business:

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

      One of our insurance subsidiaries, FBL, is not currently writing new business. The ratings for FBL were a Standard & Poor’s rating of BBB+ (good) and an A.M. Best rating of B+ (very good).

      Standard & Poor’s ratings for insurance companies range from “AAA” to “R”. Standard & Poor’s indicates that “A+” ratings are assigned to companies that have demonstrated strong financial security. A.M. Best’s ratings for insurance companies range from “A++” to “S”. A.M. Best indicates that an “A” rating is assigned to those companies that in A.M. Best’s opinion have achieved superior performance when compared to the norms of the life insurance industry and have demonstrated a strong ability to meet their policyowner and other contractual obligations. Moody’s ratings for insurance companies range from “Aaa” to “C”. Moody’s indicates that “A3” ratings are assigned to companies that have factors related to security of principal and interest which are considered adequate; however, elements are present which may suggest a susceptibility to impairment in the future. In evaluating a company’s financial and operating performance, these rating agencies review a company’s profitability, leverage and liquidity, book of business, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of policy reserves, experience and competency of management and other factors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock and they may be subject to revision or withdrawal at any time by the relevant rating agency. You should evaluate each rating independently of any other rating.

      On September 6, 2002, Moody’s Investor Services changed the rating outlook for all of our insurance subsidiaries to negative from stable. Also, on May 22, 2003, A.M. Best Company changed the rating outlook for all of our insurance subsidiaries to negative from stable. The changes occurred as part of Moody’s and A.M. Best’s assessments of their current life insurers’ ratings given the current operating environment. A negative outlook indicates that if certain trends continue or worsen, the rating agencies believe the insurance subsidiaries ratings may have to be adjusted downward. There have been no further changes from either of these rating agencies.

Insurance Underwriting

      We follow detailed, uniform underwriting practices and procedures in our insurance business which are designed to assess risks before issuing coverage to qualified applicants. We have professional underwriters who evaluate policy applications on the basis of information provided by applicants and others.

Reinsurance

      In accordance with industry practices, we reinsure portions of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance arrangements. Such reinsurance arrangements are in accordance with standard reinsurance practices within the industry. We enter into these arrangements to assist in diversifying risks and to limit the maximum loss on risks that exceed policy retention limits. Indemnity reinsurance does not fully discharge our obligation to pay claims on business we reinsure. As the ceding company, we remain responsible for policy claims to the extent the reinsurer fails to pay such claims. We continually monitor the creditworthiness of our primary reinsurers, and have experienced no material reinsurance recoverability problems in recent years.

      For accounting purposes, premiums and expenses in the income statement are reported net of reinsurance ceded. Future life and annuity policy benefits, policyowner funds and other related assets and liabilities are not reduced for reinsurance ceded in the balance sheet, rather a reinsurance receivable is established for such balance sheet items.

      We reinsure mortality risk on individual life insurance policies. Our retention is generally between $150,000 and $500,000 on any single life depending on the respective age and rating table. We also reinsure certain annuity business primarily on a modified coinsurance basis.

      At December 31, 2003 and 2002, we ceded life insurance with a face amount of $75.3 billion with 39 unaffiliated reinsurers and life insurance with a face amount of $71.1 billion with 47 unaffiliated reinsurers, respectively. The following is a summary of our principal life reinsurers as of December 31, 2003:

			% of total
	Face	A.M. Best	face amount
Reinsurer	amount ceded	rating	reinsured

	(in billions)
RGA Reinsurance Company	$19.9	A+	26%
Swiss Re Life & Health America Inc.	14.4	A+	19
Transamerica Occidental Life Insurance Company	10.4	A+	14
Reassure America Life Insurance Company	7.4	A-	10
Employers Reassurance Corporation	5.1	A+	7
Allianz Life Insurance Company	3.6	A+	5
Businessmen’s Assurance Company	2.8	A	4

      At December 31, 2003 and 2002, we ceded traditional and equity-indexed annuities having reserves of $1.2 billion and $1.5 billion, respectively. The following is a summary of our principal annuity reinsurers as of December 31, 2003:

			% of total
	Face	A.M. Best	face amount
Reinsurer	amount ceded	rating	reinsured

	(in billions)
Transamerica Occidental Life Insurance Company	$0.8	A+	62%
RGA Reinsurance Company	0.4	A+	33

Employees

      As of December 31, 2003, we had 1,113 full-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our relations with our employees are satisfactory.

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

      Risk-based capital, or RBC, standards for life insurance companies were adopted by the National Association of Insurance Commissioners, known as the NAIC, and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies’ operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 2003, each of our life insurance companies’ RBC levels was in excess of authorized control level RBC thresholds established by insurance regulators.

      Although the federal government generally does not directly regulate the insurance business, federal initiatives and changes in federal law can often have a material impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements, changes to the tax advantages of life insurance and annuity products or the programs with which they are used, new savings and dividend proposals and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.

Executive Officers of the Company

      The following provides information about AmerUs Group Co.’s executive officers:

Name of Individual	Age	Title

Roger K. Brooks	66	Chairman of the Board of Directors and Chief Executive Officer of AmerUs Group Co.
Thomas C. Godlasky	48	Director and President and Chief Operating Officer of AmerUs Group Co.
Gregory D. Boal	45	Executive Vice President and Chief Investment Officer of AmerUs Group Co.
Brian J. Clark	38	Executive Vice President and Chief Product Officer of AmerUs Group Co.
Victor N. Daley	60	Executive Vice President, Chief Administration and Human Resources Officer of AmerUs Group Co.
Mark V. Heitz	51	President and Chief Executive Officer of AmerUs Annuity Group, American Investors Life Insurance Company, and Financial Benefit Life Insurance Company
Gary R. McPhail	55	President and Chief Executive Officer of AmerUs Life Insurance Company and Indianapolis Life Insurance Company
Melinda S. Urion	50	Executive Vice President and Chief Financial Officer of AmerUs Group Co.

ROGER K. BROOKS — Des Moines, Iowa.

      Chairman and chief executive officer of AmerUs Group Co. since May 1997, president from May 1997 to November 2003, and president and chief executive officer from its formation in July 1996 to May 1997. Previously, Mr. Brooks was the chief executive officer of predecessor or affiliated companies since 1974. He is a director of AMAL. Mr. Brooks has been a director of AmerUs Group Co. since its formation in July 1996, and previously served as a director of predecessor or affiliated companies since 1971. His current term expires in May 2004.

THOMAS C. GODLASKY — Des Moines, Iowa.

      President and chief operating officer of AmerUs Group Co. since November 2003 and executive vice president and chief investment officer of AmerUs Group Co. and predecessor or affiliated companies from January 1995 to November 2003. Mr. Godlasky had also been president of AmerUs Capital Management from January 1998 to November 2003. From February 1988 to January 1995, he was manager of the Fixed Income and Derivatives Department of Providian Corporation, Louisville, Kentucky. He is a director of AMAL and AVLIC and AIC, wholly-owned subsidiaries of AMAL. Mr. Godlasky has been a director of AmerUs Group Co. since November 2003. His current term expires in May 2004.

GREGORY D. BOAL — Des Moines, Iowa.

      Executive vice president of AmerUs Group Co. and president and chief investment officer of AmerUs Capital Management since November 2003 and executive vice president of AmerUs Group Co. since June 2003. Prior to joining AmerUs Group Co. in June 2003, he was managing director at Deutsche Bank Asset Management in New York, New York beginning in June 2002. From January 2000 to June 2002 Mr. Boal was managing director at Zurich Scudder Investments in Chicago, Illinois (following Zurich Scudder Investments’ acquisition of ABN AMRO Asset Management (USA)). From January 1997 to January 2000 Mr. Boal was director of fixed investments at ABN AMRO Asset Management (USA).

BRIAN J. CLARK — Des Moines, Iowa.

      Executive vice president and chief product officer of AmerUs Group Co. since November 2003 and senior vice president and chief product officer from August 2001 to November 2003. Mr. Clark has been with AmerUs Group Co. since 1988 and has previously served ALIC as chief financial officer and as senior vice president in various departments and functions, including product development, product management and asset and liability management.

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

MELINDA S. URION — Des Moines, Iowa.

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

Code of Ethics

      We have adopted a Code of Ethics for Senior Financial Officers (Ethics Code) which summarizes long-standing principles of conduct applicable to our principal executive officer, principal financial officer, and principal accounting officer (collectively, Financial Officers), to ensure our business is conducted with integrity and in compliance with the law. A copy of our Ethics Code can be found on our website located at www.amerus.com. Any change to, or waiver of, this Ethics Code for Financial Officers must be disclosed promptly to our shareholders by a Form 8-K filing or by publishing a statement on our website.

ITEM 2.	PROPERTIES

      The following table summarizes the properties we lease and own at December 31, 2003:

	Square Feet Occupied by:

	Protection	Accumulation		Leased to	Total
Property Address	Products	Products	Other(1)	Third Parties	Square Feet	Use of Other Square Feet

Properties leased from unaffiliated parties:
699 Walnut Street	—	—	53,000	16,000	69,000	Executive offices and corporate
Des Moines, Iowa						operations

611 Fifth Avenue	62,000	2,000	56,000	—	120,000	Technology, corporate opera-
Des Moines, Iowa						tions and cafeteria facilities

65 Froehlich Farms
Boulevard	15,000	3,000	6,000	—	24,000	Technology and cafeteria
Woodbury, New York						facilities

9200 Keystone,	15,000	—	—	—	15,000
Suite 800
Indianapolis, Indiana

Various	—	—	33,000	—	33,000	Corporate operations, records
						and supply storage
Properties owned:
555 South Kansas
Avenue	—	60,000	—	45,000	105,000
Topeka, Kansas

2960 North Meridian	—	—	—	14,000	267,000	Facility listed for sale or lease
Indianapolis, Indiana

(1)	Other includes shared services that are utilized by both protection products and accumulation products segments.

ITEM 3.	LEGAL PROCEEDINGS

      In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings, arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to these claims and legal actions, would have no material effect on its results of operations and financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “AMH.” The following table sets forth, for the periods indicated, the high and low sales prices per share of

AmerUs Group Co. common stock as quoted on the NYSE and the dividends per share declared during such quarter.

	AmerUs Common Stock

	High	Low	Dividends

2002
First Quarter	$39.50	$34.00	$0.00
Second Quarter	$39.90	$34.45	$0.00
Third Quarter	$37.21	$28.21	$0.00
Fourth Quarter	$32.26	$25.87	$0.40
2003
First Quarter	$30.70	$22.94	$0.00
Second Quarter	$28.41	$24.44	$0.00
Third Quarter	$35.89	$27.70	$0.00
Fourth Quarter	$38.00	$34.48	$0.40

Holders

      As of March 2, 2004, the number of holders of record of each class of common equity was as follows:

Number of
Holders

Common stock	109,904

Equity Compensation Plan Information

      The following table sets forth information regarding our equity compensation plans as of December 31, 2003:

			(c) Number of securities
	(a) Number of		remaining available for
	securities		future issuance under
	to be issued upon	(b) Weighted average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column(a))

Equity compensation plans approved by security holders	4,889,392	$27.43	1,697,248
Equity compensation plans not approved by security holders(1)	584,160	29.89	386,868

Total	5,473,552	$27.57	2,084,116

(1)	Includes stock units issued under the MIP Deferral Plan to senior executives and other management employees and stock appreciation rights under the Non-Employee Plan which may be paid in cash or Company common stock. Prior to 2003, the Company’s practice under the MIP Deferral Plan has been to pay participants at the end of the deferral period relative to stock units in cash only. In 2003, the Company instituted a policy of paying stock units in Company common stock at the end of the deferral period. With respect to stock appreciation rights under the Non-Employee Stock Option Plan, the Company’s practice has been to pay such grants in cash on exercise thereof.

Equity Compensation Plans not Approved by Security Holders

      At the Company’s annual meeting, our shareholders are being asked to approve a provision in the Company’s MIP Deferral Plan pursuant to which we will issue up to 180,000 shares of our common stock for grants of Company matches made in stock during and after 2004.

      The MIP Deferral Plan, which was begun in 1998, allows management employees and officers, to elect to defer receipt of a portion of their year end cash incentive payments (Payment Amount) into stock units.

Under the MIP Deferral Plan, each stock unit is purchased by participants at the fair market value of a share of Company common stock on the date of purchase. The Company matches a portion of participants’ deferrals (Match), up to a certain specified limit, provided the employee remains employed with the Company for a specified period. The human resources and compensation committee of the board of directors (Committee), which administers the MIP Deferral Plan, determines each year the maximum portion of the Payment Amount that can be deferred and the percentage Match of the Company. Following the end of the deferral period, participants in the MIP Deferral Plan had historically exchanged their stock units for cash. Last year, the Committee instituted a new policy under which the Company would pay Payment Amounts and Matches in Company common stock.

      For the current year, the Company matched up to 50 percent of the stock units purchased pursuant to the MIP Deferral Plan up to a total of $10,000. On the third anniversary of the employee’s deferral, the employee may elect to re-defer the Payment amount and the Match for an additional three years. If the employee elects not to re-defer, the Company then pays the employee an amount in Company common stock equal to the number of units purchased by the employee plus the number of units in the Match, provided the employee continues to be employed by the Company or one of its subsidiaries on that date. The entire Match is forfeited if the employee’s employment terminates prior to the third anniversary of the employee’s deferral.

      On February 12, 1999, the Company adopted the AmerUs Group Co. Non-Employee Stock Option Plan (Non-Employee Plan) to give agents of the Company and/or its subsidiaries who make significant contributions to the success of the Company and/or its subsidiaries an interest in the Company’s performance. Under the Non-Employee Plan, participants may receive stock options and/or stock appreciation rights. On exercise of stock appreciation rights, a participant may be paid in cash or stock, at the discretion of the Company.

Dividends

      We had declared and paid an annual dividend of $0.40 per share of common stock in 2001 through 2003. The declaration and payment of dividends in the future is subject to the discretion of the Board of Directors and will be dependent upon the financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the life insurance subsidiaries and other factors deemed relevant by the Board of Directors.

      Under our revolving credit agreement, we are prohibited from paying dividends on common stock in excess of an amount equal to 3% of the consolidated net worth as of the last day of the preceding fiscal year.

      In connection with the 8.85% Capital Securities, Series A (the “Capital Securities”), issued in 1997 by AmerUs Capital I, a subsidiary trust, we have agreed not to declare or pay any dividends on the Company’s capital stock (including the common stock) during any period for which we elect to extend interest payments on our junior subordinated debentures, except for stock dividends where the dividend stock is the same stock as that on which the dividend is being paid. Dividends on our capital stock cannot be paid until all accrued interest on the Capital Securities has been paid. The Capital Securities have an outstanding principal balance of $50.8 million at December 31, 2003.

      On March 6, 2002, we issued and sold in a private placement $185 million aggregate original principal amounts of optionally convertible equity-linked accreting notes (OCEANs). The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. The notes are convertible into shares of AmerUs Group Co.’s common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances. In connection with the OCEANs, we have agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to our capital stock during any period in which we have deferred stated interest on the OCEANs.

      On May 28, 2003, we issued $125 million of PRIDESSM which were registered on Form S-3 filed with the Securities and Exchange Commission. On June 5, 2003, the underwriters exercised their over-allotment in full and the Company issued an additional $18.8 million of PRIDES. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase the Company’s common stock. The note has a minimum term of 4.75 years, which may be extended by the Company in certain circumstances. Under the purchase contract, holders of each contract are required to purchase the Company’s common stock on the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of the Company’s common stock at the settlement date. The value of the common stock to be issued upon settlement of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of the Company’s common stock (which is measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. In connection with the PRIDES, we have agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to our capital stock during any period in which we have deferred contract adjustment payments to holders of the PRIDES.

      As a holding company, our principal assets consist of all of the outstanding shares of the common stock of our life insurance subsidiaries. Our ongoing ability to pay dividends to shareholders and meet other obligations, including operating expenses and any debt service, primarily depends upon the receipt of sufficient funds from our life insurance subsidiaries in the form of dividends or interest payments.

      Based on statutory insurance regulations and 2002 results, our insurance subsidiaries could have paid approximately $82 million in dividends in 2003 without obtaining regulatory approval. Our subsidiaries paid to us approximately $85 million in dividends in 2003 that included dividends for which we obtained regulatory approval. Based on 2003 results, our subsidiaries can pay an estimated $78 million in dividends in 2004 without obtaining regulatory approval.

ITEM 6.	SELECTED FINANCIAL DATA

      The following table sets forth certain financial and operating data of the Company.

	As of or for the Year ended December 31,

	2003	2002	2001 (A)	2000	1999

	($ in millions, except share data)
Consolidated Income Statement Data:
Revenues:
Insurance premiums	$297.2	$351.3	$305.9	$266.2	$268.6
Product charges	181.4	144.5	146.1	99.9	90.8
Net investment income	1,001.9	1,001.3	873.2	699.5	665.4
Realized/unrealized gains (losses) on investment	131.3	(149.9)	(90.6)	(29.0)	(1.4)
Other income	68.3	68.5	45.7	35.0	23.7

Total revenues	1,680.1	1,415.7	1,280.3	1,071.6	1,047.1

Benefits and expenses:
Policyowner benefits	940.2	871.9	753.0	624.4	630.2
Total insurance and other expenses	372.1	324.3	283.1	227.5	216.0
Dividends to policyowners	98.4	104.9	98.9	74.3	70.8

Total benefits and expenses	1,410.7	1,301.1	1,135.0	926.2	917.0

Income from continuing operations	269.4	114.6	145.3	145.4	130.1
Interest expense	30.2	25.5	26.0	29.7	29.0

Income before tax expense and minority interest	239.2	89.1	119.3	115.7	101.1

Income tax expense	78.6	28.3	39.5	42.5	33.7
Minority interest	—	—	—	21.7	28.1

Net income from continuing operations	160.6	60.8	79.8	51.5	39.3
Discontinued operations (net of tax):
Income (loss) from discontinued operations	1.8	2.1	1.3	0.3	(0.9)

Net income before cumulative effect of change in accounting	162.4	62.9	81.1	51.8	38.4
Cumulative effect of change in accounting, net of tax	(1.3)	—	(8.2)	—	—

Net income	$161.1	$62.9	$72.9	$51.8	$38.4

	As of or for the Year ended December 31,

	2003	2002	2001 (A)	2000	1999

	($ in millions, except share data)
Net income from continuing operations per share (B):
Basic	$4.10	$1.52	$2.16	$2.46	$2.26
Diluted	$4.05	$1.50	$2.13	$2.44	$2.26
Weighted average number of shares outstanding (in millions) (B):
Basic	39.2	40.0	36.9	20.9	17.4
Diluted	39.6	40.4	37.5	21.0	17.5
Dividends declared per common share (C)	$0.40	$0.40	$0.40	$0.40	$—
Consolidated Balance Sheet Data:
Total invested assets	$17,942.8	$16,932.5	$15,052.4	$9,606.8	$9,059.7
Total assets	$21,542.2	$20,293.7	$18,299.2	$11,471.5	$11,091.9
Notes payable	$596.1	$511.4	$384.6	$413.3	$387.9
Total liabilities	$20,132.4	$19,030.7	$17,060.6	$10,643.5	$10,010.8
Minority interest	$—	$—	$—	$—	$309.1
Total stockholders’ equity	$1,409.8	$1,262.9	$1,238.5	$828.0	$772.0
Other Operating Data:
Ratio of earnings to fixed charges (D)	1.40	1.19	1.33	1.28	1.21

(A)	Financial data for 2001 includes the results for ILICO, subsequent to the acquisition date of May 18, 2001.

(B)	Our predecessor, AMHC, was originally formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. On September 20, 2000, we distributed 17.4 million shares of common stock to our former members and exchanged our common stock for the 12.6 million shares of common stock held by the public in ALHI, our former subsidiary and another of our predecessor entities, on a one-for-one basis. Our operating income for 1999 and 2000 presented above primarily reflects the operating income of ALHI. Therefore, net income from continuing operations per share was calculated based on the number of shares of stock we owned of ALHI through September 20, 2000. Since then, net income from continuing operations per share has been calculated based on the shares of our common stock actually outstanding.

(C)	We did not have common stock until our demutualization on September 20, 2000, therefore, there were no dividends to declare on common stock for the year 1999. ALHI, our predecessor to our company did declare dividends on its common stock of $0.40 per share for the year ended December 31, 1999.

(D)	For purposes of computing the ratio of earnings to fixed charges, “earnings” consist of income from operations before income taxes, fixed charges and pre-tax earnings required to cover preferred stock dividend requirements. “Fixed charges” consist of interest credited on annuity and universal life contracts and interest expense on debt, amortization of debt expense and preferred stock dividend requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following analysis of the consolidated financial condition and results of operation of AmerUs Group Co. should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes. We are incorporating by reference “Item 1. Business” information into Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

Nature of Operations

      See “Item 1 Business” for information regarding the nature of our operations.

Financial Highlights

      Our financial highlights are as follows:

	For The Years Ended December 31,

	2003	2002	2001

	($ in thousands, except share data)
Segment pre-tax operating income:
Protection Products	$128,290	$129,739	$95,955
Accumulation Products	130,890	120,655	95,912
Other operations	(7,725)	(6,622)	6,138

Total segment pre-tax operating income	251,455	243,772	198,005
Non-segment expense, net (A)	90,308	180,906	125,098

Net income	$161,147	$62,866	$72,907

Diluted earnings per share	$4.07	$1.56	$1.95

Total assets	$21,542,242	$20,293,665	$18,299,152

Stockholders’ equity	$1,409,811	$1,262,948	$1,238,517

(A)	Non-segment expense, net consists primarily of open block gains and losses, derivative related market value adjustments, non-insurance operations, reinsurance adjustments, restructuring costs, interest expense, income taxes, discontinued operations and cumulative effect of changes in accounting.

      Operating segment income decreased for the protection products segment in 2003 compared to 2002 primarily as a result of lower net investment income and the continued decrease in closed block operating income. The acquisition of ILICO, combined with a slight growth in margins, increased protection products segment operating income in 2002 compared to 2001. The increased volume of equity-indexed products and additional income from funding agreements increased accumulation products segment earnings in 2003 compared to 2002. Increased IMO operating income and the discontinuation of goodwill amortization in 2002 contributed to the growth in accumulation products segment operating income in 2002 compared to 2001.

      Net income increased in 2003 compared to 2002 primarily due to increased realized gains on open block investments and increased net unrealized gains from market value adjustments on trading securities, derivatives and equity-indexed contracts. Net income decreased in 2002 compared to 2001 primarily as a result of realized losses on investments, unrealized losses from market value adjustments on derivatives and increased restructuring charges. The 2002 reductions in net income were partially offset by the higher income of our protection and accumulation products segments.

      Total assets increased $1.2 billion during 2003 primarily as a result of additional invested assets under management resulting from additional life sales and annuity deposits. Stockholders’ equity increased $146.9 million during 2003 as a result of 2003 net income of $161.1 million and the issuance of common stock under various incentive plans of $11.1 million. The 2003 increase was partially offset by dividends declared in 2003 of $15.7 million and fees, expenses and liabilities associated with the issuance of PRIDES, which reduced equity $7.3 million.

Segment Income

      We use the same accounting policies and procedures to measure operating segment income as we use to measure consolidated income from operations with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between segment pre-tax operating income and net income and are as follows:

1) Realized gains and losses on open block investments.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:

•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of equity-indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization (amortization of a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability).

3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the realized gains and losses on the open block investments and the derivative adjustments.

4) Certain reinsurance adjustments.

5) Demutualization costs.

6) Restructuring costs.

7) Other income from non-insurance operations.

8) Discontinued operations.

9) Cumulative effect of changes in accounting method.

      These items will fluctuate from period to period depending on the prevailing interest rate and economic environment, or are not continuing in nature, or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of our operating segments.

Protection Products

      Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products segment is the closed block of ALIC and the closed block of ILIC. Each closed block was established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability to the policyholder. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality needs. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $84.9 billion at December 31, 2003, $80.6 billion at December 31, 2002 and $70.5 billion at December 31, 2001. Protection products in force is a non-GAAP financial measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. We do not believe there is a comparable GAAP financial measure. A summary of our protection products segment operations follows:

	For The Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Revenues:
Insurance premiums	$290,707	$341,602	$300,690
Product charges	138,215	103,145	110,403
Net investment income	321,532	335,111	283,330
Realized gains (losses) on closed block investments	9,326	(2,400)	8,720
Other income	4,224	4,026	1,947

Total revenues	764,004	781,484	705,090

Benefits and expenses:
Policyowner benefits	387,068	403,293	384,159
Underwriting, acquisition and other expenses	76,042	80,319	69,035
Amortization of DAC and VOBA, net of open block gain/loss adjustment	74,211	63,267	56,996
Dividends to policyowners	98,393	104,866	98,945

Total benefits and expenses	635,714	651,745	609,135

Pre-tax operating income — Protection Products segment	$128,290	$129,739	$95,955

      Pre-tax operating income from our protection products decreased 1% in 2003 and increased 35% in 2002 compared to the respective prior years. Higher product margins increased open block operating income $3.9 million in 2003; however, operating income of the closed block decreased $5.3 million in 2003 compared to 2002, as the closed block continues to reflect the declining closed block glide path (see Dividends to Policyowners for additional information). The increase in 2002 was due to a slight growth in product margins and the acquisition of ILICO. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

      Sales, Premiums and Product Charges. Sales are a key driver of our business as they are a leading indicator of future revenue trends to emerge in segment operating income. As shown in the Sales Activity Product table presented in “Item 1 Business — Protection Products Segment,” direct sales decreased 9% in 2003 compared to 2002 and increased 74% in 2002 compared to 2001. The decrease in 2003 resulted from lower traditional and universal life insurance product sales as we re-priced our products and discontinued our par whole life product. In addition, interest-sensitive whole life sales were lower due to uncertainty in government tax policy and regulation. Interest-sensitive whole life insurance has cash value accumulation that changes with current interest and mortality rates. The lower traditional and universal sales were partially offset by increased equity-indexed life sales as we continue to focus our marketing efforts on those products. The increase in 2002 was primarily due to the acquisition of ILICO during the second quarter of 2001 and growth we experienced in almost all our protection product lines in 2002, especially in our equity-indexed life products. The equity-indexed life product allows the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based primarily on increases in the S&P 500 Index, excluding dividends. The earnings credit is subject to a participation rate and an annual cap. Sales of equity-indexed life products were $51.6 million in 2003 as compared to $45.8 million in 2002 and $25.9 million in 2001. We are a leading writer of equity-indexed life products in the United States.

      We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and equity-indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyholder liability. Revenues from the universal life and equity-indexed life policies consist of product charges for the cost of insurance, policy administration and policy surrender. All revenue is reported net of reinsurance ceded. Insurance premium revenue was lower in 2003 compared to 2002 due to lower sales of traditional products, additional premiums ceded and a decline in closed block in force business. Product charge revenue was higher in 2003 compared to 2002 due to the growth in the equity-indexed life block of business and fluctuations in reinsurance premiums. Insurance premium revenue increased in 2002 as compared to 2001 primarily due to the acquisition of ILICO. Product charge revenue decreased in 2002 as compared to 2001 primarily due to a new reinsurance arrangement on universal life products.

      Persistency. Persistency is a key driver of our business as it refers to the policies which remain in our block of business and is measured by the lapse rate. A low lapse rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates were 6.5% in 2003 compared to 7.3% in 2002 and 7.7% in 2001. Our persistency experience remained within our pricing assumptions. The lapse rate in 2001 was higher due to the completion of ILICO’s demutualization payout in July 2001. Lapses tend to decline in anticipation of a demutualization transaction as policyholders want to remain policyholders so they will be eligible for the demutualization payout. Following a demutualization, lapses tend to increase for a period before they return to a more normal level.

      Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income decreased in 2003 and increased in 2002 compared to the respective prior years. The decrease in net investment income in 2003 was due to low interest rates and increased prepayments of mortgage-backed securities. The 2002 increase in net investment income was primarily attributable to the acquisition of ILICO. The earned rate of the investment portfolio was 6.63% in 2003 compared to 7.22% in 2002 and 7.32% in 2001. The decrease in rates in 2003 and 2002 was primarily a result of the lower interest rate environment.

      Mortality and Benefit Expense. Mortality is a key driver of our business as this item reflects benefit expense. For 2003 and 2002, we experienced favorable mortality. Total benefit expense was higher in 2002 compared to 2001 due to the acquisition of ILICO. Total policyowner benefits for ILICO increased $59.5 million in 2002 compared to 2001. In addition, we had increased reinsurance recoveries in 2003 and 2002, which reduce benefit expense, as a result of additional reinsurance arrangements.

      Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they reflect costs of our operations. Expenses decreased in 2003 compared to 2002 primarily due to increased reimbursement from reinsurers of non-deferrable commission and expense allowances, as more policies are subject to reinsurance, and expense changes resulting from the restructuring activities. Expenses increased in 2002 compared to 2001 primarily due to the acquisition of ILICO for a full year in 2002 compared to a partial year in 2001. ILICO expenses increased $10.6 million in 2002 compared to 2001.

      Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which increased in 2003 and 2002 as compared to the respective prior years. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in 2003, resulting in higher amortization expense. Amortization expense increased in 2002 compared to 2001 primarily due to the acquisition of ILICO.

      Dividends to Policyowners. Dividend expense decreased in 2003 compared to 2002 and increased in 2002 compared to 2001. Dividend expense includes increases or decreases to the closed block policyowner dividend obligation liability carried on the consolidated balance sheet. To the extent cumulative actual earnings of the closed block exceed the cumulative expected earnings based on the actuarial calculation at the time of formation of the closed block (which we refer to as the closed block glide path), a policyowner dividend obligation is recorded. The higher realized gains in 2003 as compared to losses in 2002 increased closed block earnings, which in turn, were added to the policyowner dividend obligation liability. Lower investment income was experienced in the closed block in 2003 which decreased dividend expense offsetting the increase for realized gains. In addition, the reinsurance adjustment related to the settlement activity of the closed block in the second quarter of 2003, caused an increase in the dividend expense and related policyowner dividend obligation liability for 2003. See the “Reinsurance Adjustments” section for additional information.

The increased dividends in 2002 as compared to 2001 were primarily due to the acquisition of ILICO in 2001 and the dividends associated with its closed block.

      Outlook. We expect to continue to shift our sales to higher return products, in particular the equity-indexed life products. We also expect to continue to realize operating efficiencies created by the restructuring of the protection products operations and centralization of our administrative functions as discussed later in “Restructuring Costs.”

Accumulation Products

      Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to our policyholder. We manage product spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality needs. When appropriate, we periodically reset the interest rates credited to our policyholder liability. Accumulation products reserves totaled $11.7 billion at December 31, 2003, $11.3 billion at December 31, 2002 and $10.7 billion at December 31, 2001. A summary of our accumulation products segment operations follows:

	For The Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$4,114	$8,702	$5,083
Product charges	43,139	41,349	35,652
Net investment income	672,141	660,470	577,913
Other income	11,635	11,778	8,474

Total revenues	731,029	722,299	627,122

Benefits and expenses:
Policyowner benefits	478,256	490,401	419,132
Underwriting, acquisition and other expenses	29,423	34,040	41,401
Amortization of DAC and VOBA	102,872	91,300	78,891

Total benefits and expenses	610,551	615,741	539,424

IMO Operations:
Other income	50,214	48,642	27,724
Other expenses	39,802	34,545	19,510

Net IMO operating income	10,412	14,097	8,214

Pre-tax operating income - Accumulation Products segment	$130,890	$120,655	$95,912

      Pre-tax operating income from our accumulation products operations increased 8% in 2003 and 26% in 2002 compared to the respective prior years. The increased volume of equity-indexed annuities and additional income from funding agreements increased accumulation products earnings in 2003. The increase was partially offset by reduced product margins and lower contributions from IMO operations. The increase in 2002 was primarily due to increased IMO operating income and the discontinuation of goodwill amortization. The drivers of profitability in our accumulation products business are deposits, persistency, product spread, expenses and IMO operations.

      Deposits. Deposits are a key driver of our business as this is a measure which represents collected premiums to be deposited to policyowner accounts for which we will earn a future product spread. Deposits are presented as collected premiums, which are measured in accordance with industry practice, and represent the amount of new business sold during the period. Deposits are a non-GAAP financial measure for an insurance company for which there is no comparable GAAP financial measure. We use deposits to measure the productivity of our distribution network and as a basis for compensation of sales and marketing employees and agents. As shown in the Deposits by Product table presented in “Item 1 Business — Accumulation Products Segment,” total annuity deposits decreased 2% in 2003 compared to 2002 and decreased 9% in 2002 as compared to 2001. The 2003 decrease was primarily a result of our slowing of our traditional annuity sales due to the low interest rate environment as we focused sales on our higher returning equity-indexed products. The reduced traditional annuity sales offset the increase in equity-indexed products. The 2002 decrease resulted from the deployment of capital to funding agreements which provide a higher return on equity.

      We placed fixed rate funding agreements totaling $875 million in 2002. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. In December 2003, a $250 million funding agreement originally placed in 1999 was terminated. Total funding agreements outstanding as of December 31, 2003 amounted to $875 million compared to $1.125 billion outstanding at December 31, 2002.

      The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges are recorded as revenue as a product charge. Product charges increased in 2003 as compared to 2002 due to the growth in business and increased in 2002 as compared to 2001 due to the acquisition of ILICO.

      Persistency. Persistency is a key driver of our business as it refers to the policies which remain in our block of business and is measured by the withdrawal rate. A low withdrawal rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements continued to improve in 2003 as compared to 2002 and 2001 and amounted to 9.5%, 10.6% and 11.4%, respectively. Annuity withdrawals without internal replacements totaled $1,196.9 million in 2003, $1,288.2 million in 2002 and $1,324.9 million in 2001.

      Our withdrawal experience remained within our pricing assumptions. Withdrawal rates declined in 2003 and 2002 as compared to the respective prior years as our annuity products provide a favorable investment return in this current low interest rate environment.

      Product Spread. Product spread is a key driver of our business as it measures the difference between the income earned on our invested assets and the rate which we credit to policyowners, the difference is reflected as segment operating income. Asset earned rates and liability crediting rates were as follows for annuity segment products:

	For The Years Ended December 31,

	2003	2002	2001

Asset earned rate	5.91%	6.58%	7.16%
Liability credited rate	3.79%	4.43%	4.85%

Product spread	2.12%	2.15%	2.31%

      The product spread decreased three basis points to 212 basis points in 2003 compared to 2002. The product spread decreased 16 basis points to 215 basis points in 2002 compared to 2001. Liability crediting rates on traditional annuities were lowered in the fourth quarter of 2001 and throughout 2002 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds. As described in the Traditional Annuity Products and Equity-Indexed Annuities sections presented in “Item 1 Business — Accumulation Products Segment,” the annuity products have various differentials between the credited rate and minimum guarantee rate, including some which have no differential, and as such cannot be lowered. Additionally, some traditional annuities have multi-year interest rate guarantees for which the credited rate cannot be decreased until the end of the multi-year period. Also, equity-indexed annuities provide guaranteed rates based on a cumulative floor over the term of the product. Due to these limitations on the ability to lower interest crediting rates and the potential for credit defaults and lower reinvestment rates on investments, we could experience additional spread compression in future periods.

      Funding agreement income increased $5.0 million in 2003 compared to 2002 and increased $4.1 million in 2002 compared to 2001. The increase was due to the $875 million of funding agreements placed throughout 2002.

      Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they represent costs of our operations. Expenses in 2003 decreased as compared to 2002 due primarily to lower fees associated with a declining block of annuity business processed by a third party administrator. Expenses decreased in 2002 compared to 2001 primarily due to goodwill no longer being amortized effective January 1, 2002 with the adoption of SFAS 142, “Goodwill and Other Intangible Assets.” Goodwill amortization amounted to $7.6 million in 2001.

      IMO Operations. IMO operations are a key driver of our business as the earnings from the IMOs are a significant component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products in their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own five such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income decreased $3.7 million in 2003 compared to 2002 due to increased expenses and increased $5.9 million in 2002 compared to 2001 due to our acquisition of an IMO in 2002.

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

Other

      The other segment is our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The other segment pre-tax operating loss increased in 2003 and 2002 as compared to the respective prior years primarily due to real estate investment and management fee income which continues to decline as we reduce these investment holdings. In addition, the operating gain in 2001 included investment fee income for asset management services provided to ILICO prior to the acquisition amounting to $2.8 million. After the acquisition of ILICO, such fees are eliminated in consolidation.

Income Statement Reconciliation

      A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Segment pre-tax operating income:
Protection Products	$128,290	$129,739	$95,955
Accumulation Products	130,890	120,655	95,912
Other operations	(7,725)	(6,622)	6,138

Total segment pre-tax operating income	251,455	243,772	198,005
Non-segment items — increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized gains (losses) on open block investments	32,196	(102,310)	(39,299)
Unrealized gains (losses) on open block options and trading investments	89,769	(45,209)	(60,050)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	(65,741)	28,759	52,747
Cash flow hedge amortization	(3,827)	(4,351)	—
Amortization of DAC & VOBA due to open block realized gains and losses	(16,257)	15,002	2,988
Reinsurance adjustments	3,854	—	—
Demutualization costs	—	(1,186)	(969)
Restructuring costs	(23,294)	(21,225)	(8,566)
Other income from non-insurance operations	1,237	1,392	532

Income from continuing operations	269,392	114,644	145,388
Interest expense	(30,154)	(25,487)	(26,011)
Income tax expense	(78,610)	(28,375)	(39,522)

Net income from continuing operations	160,628	60,782	79,855
Income from discontinued operations, net of tax	1,815	2,084	1,288
Cumulative effect of change in accounting, net of tax	(1,296)	—	(8,236)

Net income	$161,147	$62,866	$72,907

      Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block investments will fluctuate from period to period depending on the prevailing interest rate, the economic environment, the timing of investment sales and credit events. Realized gains on open block investments in 2003 included $12.1 million of gains on sales of investments previously impaired and written-down in 2002 or 2003, primarily American Airlines, Dynegy Holdings, Intermedia Communications and NRG Northeast Generating. Realized gains (losses) on open block investments in 2002 consisted primarily of realized losses and writedowns on investments related to Dynegy Holdings, Green Tree Financial, National Century, NRG Northeast Generating, Trenwick Group, United Airlines, US Air and WorldCom Inc. The realized losses in 2001 consisted primarily of writedowns on investments mainly related to telecommunications and emerging markets investments.

      Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on prevailing interest rates, the economic environment, the timing of investment sales and credit events. We use options to hedge our equity-indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized gain of $62.9 million in 2003 and an unrealized loss of $40.0 million in 2002 and an unrealized loss of $54.2 million in 2001. In addition, we also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in an unrealized gain of $26.8 million in 2003, a loss of $5.2 million in 2002 and a loss of $5.9 million in 2001. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change as additional expense of $65.7 million in 2003, reduced expense of $28.8 million in 2002 and reduced expense of $52.7 million in 2001 as explained in the following paragraph.

      The fair value change in options embedded within our equity-indexed products and the fair value changes on our total return strategy traditional annuity contracts are being recorded at fair value. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products. The reduction in such contract expense is less than the decline in investment income primarily due to the inability to lower crediting rates below minimum guaranteed interest rates.

      Reinsurance Adjustments. Reinsurance related adjustments in 2003 consist of the release of a $8.2 million liability in conjunction with the settlement and amendment of a reinsurance arrangement and a $4.3 million true-up of pre-2003 reinsurance settlements under a reinsurance arrangement between ILIC’s open block and closed block.

      Demutualization Costs. The 2001 demutualization costs are associated with the demutualization of ILIC, which was completed when we acquired ILICO in May 2001. As a requirement of ILIC’s demutualization, we undertook a commission-free program under which shareholders with less than one hundred shares could redeem those shares for cash or purchase additional shares, commission-free, to reach a holding of at least one hundred shares. The 2002 costs are primarily for commissions, postage and printing under this program. Since these costs are not ongoing, they have been excluded from our segment results.

      Restructuring Costs. Restructuring costs relate to our consolidation of various functions in connection with a restructuring of our protection products and accumulation products operations and investment activities which began in the third quarter of 2001. The objective of the restructuring plan was to eliminate duplicative functions for all business units and to reduce on-going operating costs. Corporate administrative functions were transitioned so they are performed primarily in Des Moines, Iowa. Protection products administration processes were transitioned so they are performed in Des Moines; Woodbury, New York; or outsourced. Accumulation products functions were transitioned to Topeka, Kansas. Investment activities were restructured to eliminate certain real estate management services which have been outsourced.

      We listed an office building located in Indianapolis, Indiana, with a real estate broker in 2003, and we vacated the location as a result of staff reductions. In addition, those employees who are going to work in Indianapolis moved to a new location. We determined that the plan of sale criteria in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the building was adjusted to its fair value less costs to sell, amounting to $15.5 million, which was based upon comparable properties recently marketed in Indianapolis. The resulting $7.7 million pre-tax impairment loss was recorded as restructuring costs in the consolidated statement of income in 2003. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet.

      During 2003, we initiated and executed a restructuring plan to merge one of our subsidiaries, IL Annuity, into its parent, ILIC. The merger was effective June 30, 2003, and total restructuring costs associated with this plan amounted to $2.5 million pre-tax, which primarily consisted of legal, accounting, and printing costs and the write-off of $2.2 million of insurance licenses.

      The restructuring charges expensed in 2003 included pre-tax severance and termination benefits of $3.0 million related to the termination of approximately ten positions and for severance accrual adjustments and other pre-tax costs of $20.3 million primarily related to the impairment loss on the Indianapolis office building, expenses associated with the merger of IL Annuity into ILIC, and systems conversion costs. The restructuring charges expensed in 2002 included pre-tax severance and termination benefits of $9.5 million related to the elimination of approximately 240 positions and other pre-tax costs of $11.7 million primarily related to systems conversion and relocation of employees. The restructuring charges expensed in 2001 included pre-tax severance and termination benefits of $6.8 million related to the elimination of approximately 80 positions and other pre-tax costs of $1.8 million. An accrual for severance and termination benefits not yet paid amounted to $4.0 million at December 31, 2003. Charges for all restructuring activities were completed in 2003.

      Interest Expense. Interest expense increased in 2003 as compared to 2002 and 2001. The increase was primarily due to interest associated with the PRIDES securities of $143.8 million issued in the second quarter of 2003.

      Discontinued Operations. In November 2003, we entered into an agreement to sell our residential financing operations. The results of the residential financing operations have been classified as discontinued operations. The sale was completed in January 2004, resulting in an after-tax gain of approximately $3.9 million to be recognized in 2004.

      Change in Accounting. The Financial Accounting Standards Board’s Derivatives Implementation Group issued SFAS 133 Implementation Issue No. B36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate Risk and Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument,” or DIG Issue B36. DIG Issue B36 applies to modified coinsurance and coinsurance with funds withheld arrangements where interest is determined by reference to a pool of fixed maturity assets or a total return debt index. DIG Issue B36 considers the reinsurer’s receivable from the ceding company to contain an embedded derivative that must be bifurcated and accounted for separately under SFAS 133. We adopted DIG Issue B36 on October 1, 2003, which included the reclassification of certain securities supporting the products being reinsured from available-for-sale to held for trading. The net cumulative effect of the change in accounting for DIG Issue B36 after income taxes was an expense of $1.3 million in 2003.

      We adopted SFAS 133 on January 1, 2001. In accordance with the provisions of the statement, we recorded the differences between the previous carrying amounts of our derivative instruments and the fair value of our derivative instruments, as of this initial application date, as the effect of a change in accounting principle. The gross difference between carrying amounts and fair value amounts of our derivative instruments was a reduction of approximately $11.3 million. The adjustment to the DAC and VOBA amortization related to the impact from the derivative charge was an expense of approximately $1.1 million and the income tax benefit was $4.2 million, resulting in the net cumulative effect of change in accounting for derivatives expense of $8.2 million in 2001.

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

Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2002 results, our life insurance subsidiaries could have paid us approximately $82 million in dividends in 2003 without obtaining regulatory approval. Our subsidiaries paid us approximately $85 million in 2003 that included dividends for which we obtained regulatory approval. Based on 2003 results, our subsidiaries can pay an estimated $78 million in dividends without obtaining regulatory approval during 2004. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries.

      We generated cash flows from operating activities of $394.9 million, $920.1 million and $97.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Operating cash flows were primarily used to increase our investment portfolio.

      We have a $200 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of December 31, 2003, there was a $27.0 million outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance.

      On May 28, 2003, we issued $125 million of PRIDES securities. On June 5, 2003, the underwriters exercised their over-allotment option in full and the Company issued an additional $18.8 million of PRIDES. On March 6, 2002, we issued and sold in a private placement $185 million aggregate original principal amount of OCEANs. The issuance of PRIDES and OCEANs were previously discussed in “Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters,” which portions are incorporated herein by reference.

      The Company has several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and buying back common stock. We may resume purchasing shares of our common stock pursuant to the repurchase program previously approved by the Company’s Board of Directors. Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources, dividends from insurance subsidiaries and the Revolving Credit Agreement. Approximately 2.3 million shares remain available for repurchase under this program. There were no significant shares purchased in 2003.

      We manage liquidity on a continuing basis. One way is to minimize our need for capital. We accomplish this by attempting to use our capital as efficiently as possible and by developing capital-efficient products in our insurance subsidiaries. We manage our mix of sales by focusing on the more capital-efficient products. In addition, we use reinsurance agreements, where cost-effective, to reduce capital strain in the insurance subsidiaries. We also focus on optimizing the consolidated capital structure to properly balance the levels and sources of borrowing and the issuance of equity securities.

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

      Management believes that the current level of cash and available-for-sale, held for trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities and sales of its insurance products, will be adequate to meet the anticipated short-term cash obligations of the insurance subsidiaries.

      Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of protection product and accumulation product. We continuously monitor benefits and surrenders to provide projections of future cash requirements. As part of this monitoring process, we perform cash flow testing of assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing our investment strategy, we establish a level of cash and securities which, combined with expected net cash inflows from operations and maturities and principal payments on fixed maturity investment securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and general economic conditions and the claims-paying and financial strength ratings of the insurance subsidiaries.

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

      In addition to the interest-sensitive products, our insurance subsidiaries placed additional funding agreements totaling $875 million primarily in six to ten year fixed rate insurance contracts during 2002. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time. During 2003, a $250 million funding agreement which was placed in 1999 was terminated. Total funding agreements of $875 million were outstanding as of December 31, 2003.

      We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $261.7 million at December 31, 2003. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

      Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were borrowings totaling $23.6 million outstanding under these arrangements at December 31, 2003. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $13.3 million at December 31, 2003.

      The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of December 31, 2003, had a carrying value of $17.9 billion, including closed block investments.

      The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

      At December 31, 2003, the statutory capital and surplus of the insurance subsidiaries was approximately $828 million. Management believes that each insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

      In the future, in addition to cash flows from operations and borrowing capacity, the insurance subsidiaries may obtain their required capital from AmerUs Group Co.

Off-Balance Sheet Arrangements

Guarantee Obligations

      We have an agreement with Bank One, N.A. whereby we guarantee the payment of loans made to certain managers and executives for the purpose of purchasing common stock and ACES pursuant to the stock purchase program. Our liability in respect of the principal amount of loans is limited to $3.3 million which was repaid in March 2004 by the participants. We have also guaranteed interest and all other fees and obligations owing on the loans. Each participant in the program has agreed to repay any amounts paid by us under the guarantee in accordance with a reimbursement agreement with the participant. This agreement was entered into in 1999, prior to the restrictions imposed by the Sarbanes-Oxley Act regarding loans with executive officers.

      Certain partnership investments provide for commitments of future capital, loans or guarantees. We have obligations to make future capital contributions to various partnerships of up to $1.3 million at December 31, 2003. In addition, at December 31, 2003, we had loan guarantees which totaled $1.3 million. ALIC and its joint venture partner are contingently liable in the event AVLIC cannot meet its obligations. At December 31, 2003, AVLIC had statutory assets of $2,379 million, liabilities of $2,282 million and surplus of $97 million.

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

Summary of Contractual Obligations and Commitments

      Our contractual obligations primarily consist of amounts owed for notes payable and operating lease commitments. See note 8 to the consolidated financial statements for further discussion about the notes payable and note 12 for additional information regarding leases. Maturities of notes payable and lease obligations are as follows for each of the five years ending December 31, 2003:

	Payments due by period

Obligation	Total	2004	2005	2006	2007	2008	Thereafter

	($ in thousands)
Notes payable	$596,101	$24,103	$125,606	$647	$27,690	$144,487	$273,568
Operating leases	18,663	6,131	5,596	3,029	2,465	872	570
Capital leases	—	—	—	—	—	—	—
Purchase obligations	—	—	—	—	—	—	—
Other liabilities	—	—	—	—	—	—	—

Total	$614,764	$30,234	$131,202	$3,676	$30,155	$145,359	$274,138

Critical Accounting Policies

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. The valuation of financial instruments, accounting for derivatives and amortization of DAC and VOBA are considered our critical accounting policies due to their subjective nature and significance to the financial statements.

Valuation of Financial Instruments

      A significant portion of our assets are carried at fair value, primarily securities available-for-sale, securities held for trading purposes and derivative financial instruments. Market values are based on quoted market prices where available.

      Securities in our portfolio with a carrying value of approximately $1,605 million and $1,625 million at December 31, 2003 and 2002, respectively, do not have readily determinable market prices. Valuation techniques vary by security type and availability of market data. Fair values for securities which do not have a readily available market price are determined by: 1) a matrix process that uses a current market spread added to an applicable treasury rate to discount expected future cash flows applicable to the coupon rate, credit quality, industry sector and term of the investment; 2) independent third party sources or recent transactions in similar securities, or 3) internally prepared valuations incorporating standard valuation techniques. Certain market conditions that could impact the valuation of securities include credit ratings, business climate, economic environment, industry trends, and regulatory and legal risks/events, among others. All such investments are classified as available-for-sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not be realized in the event of an actual sale.

      Securities are also reviewed to identify potential impairments. In determining if and when a decline in market value below amortized cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples and other key measures for our investments in marketable equity securities and debt instruments. For fixed maturity securities, our intent and ability to hold securities is also considered. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period net income to the extent of the decline. For additional information regarding our evaluation of OTTI, see the section titled “Investments — Impairment.”

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

Accounting for Derivatives

      We hold derivative financial instruments to hedge growth in policyowner liabilities for certain protection and accumulation products and to hedge market risk for fixed income investments. These derivatives qualify for hedge accounting or are considered economic hedges as discussed in detail in note 4 to our consolidated financial statements.

      Hedge accounting results when we designate and document the hedging relationships involving derivative instruments. Economic hedging instruments are those instruments whose change in fair value acts as a natural hedge against the change in fair value of hedged assets or liabilities with both changes wholly or partially being offset in earnings.

      To hedge equity market risk, we primarily use S&P 500 Index call options to hedge the growth in interest credited to the customer as provided by our equity-indexed products. We may also use interest rate swaps or options to manage our fixed products’ risk profile. Generally, credit default swaps are coupled with a bond to synthetically create an instrument cheaper than an equivalent investment traded in the cash market.

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

      Because the EGMs are only an estimate of the profits we expect to recognize from these policies, the EGMs are adjusted annually to take into consideration the actual gross profits to date and any changes in the remaining expected future gross margins. When EGMs are adjusted, we also adjust the amortization of the deferred policy acquisition costs amount to maintain a constant percentage over the entire life of the policies.

      We amortize the VOBA based on the incidence of the EGMs from insurance contracts using the interest rate credited to the underlying policies. The EGMs are based on actuarially determined projections of future premium receipts, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets retained to support the policy liabilities and other factors. These projections take into account all factors known or expected by management. The actual gross margins may vary from expected levels due to differences in renewal premium, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

Investment Portfolio

General

      We maintain a diversified portfolio of investments which is supervised by an experienced in-house staff of investment professionals. Sophisticated asset/liability management techniques are employed in order to achieve competitive yields, while maintaining risk at acceptable levels. The asset portfolio is segmented by liability type, with tailored investment strategies for specific product lines. Investment policies and significant individual investments are subject to approval by the Board of Directors and are overseen by the Investment and Risk Management Committee of our Board of Directors. Management regularly monitors individual assets and asset groups, in addition to monitoring the overall asset mix. In addition, the Investment and Risk Management Committee review investment guidelines and monitor internal controls.

Investment Strategy

      Our investment philosophy is to employ an integrated asset/liability management approach with separate investment portfolios for specific product lines, such as traditional life, universal life, equity-indexed life, traditional annuities, equity-indexed annuities, variable annuities and funding agreements to generate attractive risk-adjusted returns on capital. Essential to this philosophy is coordinating investments in the investment portfolio with product strategies, focusing on risk-adjusted returns and identifying and evaluating associated business risks.

      Investment strategies have been established based on the specific characteristics of each product line. The portfolio investment strategies establish asset duration, quality and other guidelines. Analytical systems are utilized to establish an optimal asset mix for each line of business. We seek to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

Invested Assets

      Our diversified portfolio of investments includes public and private fixed maturity securities and commercial mortgage loans. Our objective is to maintain a high-quality, diversified fixed maturity securities portfolio that produces a yield and total return that supports the various product line liabilities and our earnings goals.

      The following table summarizes invested assets by asset category as of December 31, 2003 and 2002:

	Invested Assets
	December 31,

	2003		2002

	($ in millions)
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

Fixed maturity securities
Public	$14,094.2	78.6%	$13,573.6	80.2%
Private	1,940.3	10.8%	1,599.2	9.4%

Subtotal	16,034.5	89.4%	15,172.8	89.6%
Equity securities	76.5	0.4%	63.3	0.4%
Mortgage loans	968.6	5.4%	883.0	5.2%
Policy loans	494.6	2.7%	496.8	2.9%
Real estate	—	—	0.5	—
Other investments	339.5	1.9%	283.8	1.7%
Short-term investments	29.1	0.2%	32.3	0.2%

Total invested assets	$17,942.8	100.0%	$16,932.5	100.0%

Fixed Maturity Securities

      The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality mortgage-backed securities (or MBS) and United States government and agency obligations. As of December 31, 2003, fixed maturity securities were $16,034.5 million, or 89.4% of the carrying value of invested assets with public and private fixed maturity securities constituting $14,094.2 million, or 87.9%, and $1,940.3 million, or 12.1%, respectively, of total fixed maturity securities, respectively.

      The following table summarizes the composition of the fixed maturity securities by category as of December 31, 2003 and 2002:

	Composition of Fixed Maturity Securities
	December 31,

	2003		2002

	Carrying	%	Carrying	%
	Value	of Total	Value	of Total

	($ in millions)
U.S. government/agencies	$816.8	5.1%	$973.0	6.4%
State and political subdivisions	67.1	0.4%	50.0	0.3%
Foreign government bonds	128.5	0.8%	246.9	1.6%
Corporate bonds	10,994.3	68.5%	9,931.6	65.5%
Redeemable preferred stocks	173.7	1.1%	120.1	0.8%
Indexed debt instruments	396.1	2.5%	—	—
Asset-backed bonds	470.2	2.9%	777.6	5.1%
CMBS	973.0	6.1%	682.3	4.5%
MBS
U.S. government/agencies	1,909.2	11.9%	2,118.9	14.0%
Non-government/agencies	105.6	0.7%	272.4	1.8%

Subtotal-MBS	2,014.8	12.6%	2,391.3	15.8%

Total	$16,034.5	100.0%	$15,172.8	100.0%

      The following table summarizes fixed maturity securities by remaining maturity as of December 31, 2003:

Remaining Maturity of Fixed Maturity Securities

	Carrying	%	Unrealized	%
	Value	of Total	Loss	of Total

		($ in millions)
Available-for-Sale
Due:
In one year or less (2004)	$375.4	2.7%	$0.6	0.5%
One to five years (2005-2009)	3,637.0	26.1%	4.5	3.8%
Five to 10 years (2010-2014)	4,824.3	34.6%	34.1	28.7%
10 to 20 years (2015-2024)	1,636.0	11.7%	60.1	50.7%
Over 20 years (2025 and after)	1,616.8	11.6%	11.4	9.6%

Subtotal	12,089.5	86.7%	110.7	93.3%
MBS	1,855.5	13.3%	8.0	6.7%

Total	$13,945.0	100.0%	$118.7	100.0%

Held-for-Trading
Due:
In one year or less (2004)	$46.3	2.2%
One to five years (2005-2009)	453.4	21.7%
Five to 10 years (2010-2014)	354.9	17.0%
10 to 20 years (2015-2024)	625.2	29.9%
Over 20 years (2025 and after)	450.5	21.6%

Subtotal	1,930.3	92.4%
MBS	159.2	7.6%

Total	$2,089.5	100.0%

      The portfolio of investment grade fixed maturity securities is diversified by number and type of issuer. As of December 31, 2003, investment grade fixed maturity securities included the securities of 878 issuers, with 2,648 different issues of securities. No non-government/agency issuer represents more than 1% of investment grade fixed maturity securities.

      Below-investment grade fixed maturity securities as of December 31, 2003, included the securities of 280 issuers representing 6.9% of total invested assets, with the largest being a $30.5 million investment.

      As of December 31, 2003, 82.4% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s rating equivalents, of fixed maturity securities as of December 31, 2003:

Fixed Maturity Securities By NAIC Designation

		Public		Private		Total

NAIC		Carrying	% of	Carrying	% of	Carrying	% of
Designation	Standard & Poor’s Equivalent Designation	Value	Total	Value	Total	Value	Total

		($ in millions)
1	A- or higher	$8,947.2	63.5%	$975.6	50.3%	$9,922.8	61.9%
2	BBB- to BBB+	4,015.4	28.5%	852.3	43.9%	$4,867.7	30.3%

Total investment grade		12,962.6	92.0%	1,827.9	94.2%	$14,790.5	92.2%

3	BB to BB+	737.2	5.2%	64.0	3.3%	$801.2	5.0%
4	B to B+	361.5	2.6%	21.7	1.1%	$383.2	2.4%
5 & 6	CCC or lower	32.9	0.2%	26.7	1.4%	$59.6	0.4%

Total below investment grade		1,131.6	8.0%	112.4	5.8%	$1,244.0	7.8%

Total		$14,094.2	100.0%	$1,940.3	100.0%	$16,034.5	100.0%

      The following table summarizes fixed maturity securities by Standard & Poor’s or equivalent rating, including unrealized losses, at December 31, 2003:

Fixed Maturity Securities by Standard & Poor’s or Equivalent Rating

	Market	% of	Unrealized	% of
Rating	Value	Total	Loss	Total

	($ in millions)
AAA	$4,454.5	27.8%	$14.9	12.6%
AA	947.7	5.9%	42.0	35.4%
A	4,531.3	28.2%	29.9	25.2%
BBB	4,225.8	26.3%	16.2	13.6%
BB	684.5	4.3%	3.5	2.9%
B and below	345.7	2.2%	1.5	1.3%

Subtotal	15,189.5	94.7%	108.0	91.0%
Not-rated	845.0	5.3%	10.7	9.0%

Total	$16,034.5	100.0%	$118.7	100.0%

      MBS investments are mortgage-related securities including collateralized mortgage obligations (or CMOs) and pass-through mortgage securities. Asset-backed securities are both residential and non-residential including exposure to home equity loans, home improvement loans, manufactured housing loans as well as securities backed by loans on automobiles, credit cards, and other collateral or collateral bond obligations. As of December 31, 2003, asset-backed residential mortgages totaled $320.6 million or 1.8% of total invested assets. As of December 31, 2003, residential mortgage pass-through and CMOs totaled $2,014.8 million or 11.2% of total invested assets. As of December 31, 2003, $1,909.2 million or 94.8% of MBS were from government sponsored enterprises. Other MBS were $105.6 million or 5.2% of MBS as of December 31, 2003. Management believes that the quality of assets in the MBS portfolio is generally high, with 99.9% of such assets representing agency backed or “AAA” rated securities. Collateralized mortgage backed securities (or CMBS) totaled $973.0 million or 6.1% of total invested assets as of December 31, 2003.

Derivatives

      Interest rate swaps and options are primarily used to reduce exposure to changes in interest rates and to manage duration mismatches. Call options are primarily used to hedge equity-indexed products. Credit default swaps are coupled with a bond to synthetically create an investment cheaper than the equivalent instrument traded in the cash market. Although we are subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. We only enter into transactions with highly rated counterparties. We are also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged. The notional principal amounts of the swaps and options, which represent the extent of our involvement in such contracts but not the risk of loss, at December 31, 2003, amounted to $2,603.3 million. The interest rate swaps had a carrying value of a net receivable position of $3.2 million at December 31, 2003. The credit default swaps had a carrying value of a net receivable position of $0.6 million at December 31, 2003. The carrying value of options amounted to $134.9 million at December 31, 2003. For each of these derivatives, the carrying value is equal to fair value as of December 31, 2003. The derivatives are reflected as other investments on the consolidated financial statements. The net amount payable or receivable from interest rate and credit default swaps are accrued as an adjustment to interest income. Effective October 1, 2003, we adopted DIG Issue B36 and effective January 1, 2001, we adopted SFAS 133. See note 4 to the consolidated financial statements for further discussion of the impact of adopting both accounting pronouncements.

Mortgage Loans

      As of December 31, 2003, mortgage loans in the investment portfolio were $968.6 million, or 5.4% of the aggregate carrying value of invested assets. As of December 31, 2003, commercial mortgage loans and residential mortgage loans comprised 87.4% and 12.6%, respectively, of total mortgage loans. Commercial mortgage loans consist primarily of fixed-rate mortgage loans. As of December 31, 2003, we held 686 individual commercial mortgage loans with an average balance of $1.2 million.

      As of December 31, 2003, four loans in the loan portfolio with a carrying value of $5.5 million were classified as delinquent and no loans were in foreclosure. As of the same date, only two loans with a carrying value aggregating $1.2 million were classified as restructured. During 2003, we had one foreclosure.

Other

      We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent of the market value of the loaned securities to be separately maintained. Securities with a market value of $154.6 million were on loan under the program and the Company has cash collateral under its control of $158.8 million at December 31, 2003. There were no securities on loan at December 31, 2002. We also may enter into securities borrowing arrangements from time to time. At December 31, 2003 and 2002, there were no securities borrowed.

      We held $494.6 million of policy loans on individual insurance products as of December 31, 2003. Policy loans are permitted to the extent of a policy’s contractual limits and are fully collateralized by policy cash values. As of December 31, 2003, we held equity securities of $76.5 million of which the largest holding was Federal Home Loan Bank common stock totaling $58.1 million.

      We held $368.6 million of other invested assets (including short-term investments and real estate) on December 31, 2003. Other invested assets consist primarily of our Ameritas Joint Venture investment, various other joint ventures and limited partnership investments and derivatives.

Structured Securities Arrangements

      We have utilized a limited number of structured finance arrangements. The structures primarily consisted of interests in collateralized bond obligations and special-purpose entities with principal protected limited partnership interests. Neither AmerUs nor any management members had operating control or management oversight of the entities and accordingly the entities were not consolidated but rather accounted for as available for sale debt securities or equity method investments. In addition, we did not have any continued obligation or commitment to provide additional financing to the entities. At December 31, 2002, approximately $560 million of such structured finance investments were included in invested assets. These structured securities were liquidated during 2003.

      We hold investments in indexed debt instruments (IDIs) in which the principal is initially partially defeased by an obligation of a third party financial institution (institution) collateralized by U.S. Treasuries which will accrete to 50% of the original principal amount of the IDIs at maturity. The balance of the principal amount due at maturity is subject to a dynamic defeasance mechanism, which should provide a return of the initial investment. The instruments issued by the institutions are linked to the performance of a hedge fund or fund of funds. The annual income on these investments will be equal to the quarterly distribution of the hedge fund or fund of funds plus the change in the present value of anticipated distributions to be received at maturity and will be included in net investment income. Over the life of the IDIs, the income will be a function of the cumulative performance of the linked hedge fund or fund of funds and the return on any defeased portion of the investment. The quarterly distribution paid, if any, reduces the amount of future participation in the performance of the linked hedge fund or fund of funds. At maturity, the Company will take delivery of the referenced hedge fund interests and cash or U.S. Treasuries equal to the portion of the instruments that have been defeased, the total of which should equal or exceed the instruments’ principal amount. The investment purpose of these instruments is to enable the Company to obtain the return as if they had invested in hedge funds or fund of funds with dynamic principal protection. The instruments as of December 31, 2003 carried an A rating or better by Fitch. The carrying value of IDIs was $396.1 million at December 31, 2003.

Impairments

      Our evaluation of other-than-temporary impairment (OTTI) for fixed income securities follows a three-step process of 1) screen and identify; 2) assess and document; 3) recommend and approve. In identifying potential OTTI’s, we screen for all securities that have a fair value less than 80% of amortized cost. In addition, we monitor securities for general credit issues that have been identified and included on a watch list which may result in the potential impairment list including other securities that have a fair value at or greater than 80% of amortized cost. For asset backed securities, the guidance of EITF 99-20 is followed which requires an impairment loss if the fair value of the security is less than amortized costs and there is an adverse change in estimated cash flows from the cash flows previously projected.

      The list of securities identified is subject to a formal assessment to determine if an impairment is other than temporary. Management makes certain assumptions or judgments in its assessment of potentially impaired securities including but not limited to:

•	Industry characteristics and trends, company to industry profile, quality of management

•	Financial conditions and trends including strength of balance sheet and financial liquidity

•	Significant events affecting the company and/or industry

•	Viability of the business model incorporating an evaluation of default probability and associated recoverable value

•	Length of time the fair value was below 80% of amortized cost

•	Ability and intent to retain the investment to maturity or for a sufficient period of time for it to recover

      If the determination is that the security is OTTI, it is written down to fair value. This is reviewed and approved by senior management. The difference between amortized cost and fair value is charged to net income.

      When actively traded market prices are not available, fair values are determined using present value or other standard valuation techniques such as earnings multiples and asset valuations. The fair value determinations are made at a specific point in time based on then available market information and judgments about the financial instruments. Factors considered in determining fair value include: coupon rate, term, collateral (if any), industry sector outlook, credit rating, expectations regarding going concern status, timing and amounts of expected future cash flows among other factors.

      There are risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is OTTI. Risks may include 1) the credit characteristics change affecting the creditor’s ability to meet all of its contractual obligations; 2) the economic outlook may be worse than expected or impact the credit more than anticipated; 3) accuracy of information provided by issuers could affect valuations; and 4) new information may change our intent to hold the security to maturity. Any of these items could result in a charge to net income in the future.

      The following table lists material investment impairments in 2003 and 2002. The writedowns occurred due to creditor and/or issue specific circumstances.

Material Impairments

	Impairment Loss		Impact on Other
General Description	($ in millions)	Circumstances	Material Investments

2003
Major United States airline	$11.6	High probability of restructuring and threat of bankruptcy	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
Merchant Energy Generator	3.6	High probability of restructuring and threat of bankruptcy	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
2002
Large telecommunication company	17.7	Materially inaccurate financial statements and imminent default or bankruptcy	Credit specific issues with no impact on other material investments
Securitized medical receivables	14.5	Materially inaccurate financial statements and default event	Alleged credit specific fraud and default issues with no impact on other material investments
Merchant energy generator and distributor	11.3	Significant off-balance sheet liabilities and high probability of a restructuring	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
Collateralized debt obligation	8.0	Adverse change in cash flows on underlying portfolios	Specific collateral and structure issues with no impact on other material investments
Property and casualty insurance company	7.7	Rating downgrade and announced suspension of interest payments	Credit specific issues with no impact on other material investments
Merchant energy generator	7.4	Default on interest payment	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
Securitized manufactured housing loans	7.2	Suspension of guarantee payments related to manufactured housing	Credit specific issues with no impact on other material investments
Major United States airline	5.7	Bankruptcy and lease rejection	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
Northeast electric energy generator	3.4	Default on interest payment	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down

      The following tables present unrealized losses for fixed maturity securities at December 31, 2003 and 2002 by investment category and industry sector:

Composition of Fixed Maturity Securities by Type

	December 31, 2003

	Carrying		Unrealized
	Value	% Total	Losses	% Total

	($ in millions)
U.S. government/agencies	816.8	5.1%	1.7	1.4%
State and political subdivisions	67.1	0.4%	1.4	1.2%
Foreign governments	128.5	0.8%	0.3	0.2%
Corporate	10,994.3	68.5%	57.8	48.7%
Redeemable preferred stocks	173.7	1.1%	37.1	31.3%
Indexed debt instruments	396.1	2.5%	8.3	7.0%
Asset-backed bonds	470.2	2.9%	1.5	1.2%
CMBS	973.0	6.1%	2.7	2.3%
MBS:
U.S. government/agencies	1,909.2	11.9%	7.9	6.7%
Non-government	105.6	0.7%	0.0	0.0%

Subtotal-MBS	2,014.8	12.6%	7.9	6.7%

Total	16,034.5	100.0%	118.7	100.0%

	December 31, 2002

	Carrying		Unrealized
	Value	% Total	Losses	% Total

	($ in millions)
U.S. government/agencies	973.0	6.4%	0.4	0.2%
State and political subdivisions	50.0	0.3%	—	—
Foreign governments	246.9	1.6%	3.1	1.4%
Corporate	9,931.6	65.5%	133.5	60.2%
Redeemable preferred stocks	120.1	0.8%	40.2	18.1%
Indexed debt instruments	—	—	—	—
Asset-backed bonds	777.6	5.1%	44.0	19.8%
CMBS	682.3	4.5%	0.3	0.2%
MBS:
U.S. government/agencies	2,118.9	14.0%	0.1	—
Non-government	272.4	1.8%	0.2	0.1%

Subtotal-MBS	2,391.3	15.8%	0.3	0.1%

Total	15,172.8	100.0%	221.9	100.0%

Composition of Fixed Maturity Securities by Industry

	December 31, 2003

	Market		Unrealized
	Value	% Total	Loss	% Total

	($ in millions)
Basic industry	$756.0	4.7%	$5.6	4.7%
Capital goods	865.0	5.4%	4.0	3.4%
Communications	1,124.7	7.0%	8.6	7.2%
Consumer cyclical	981.5	6.1%	2.3	1.9%
Consumer non-cyclical	1,701.8	10.6%	7.5	6.3%
Energy	965.5	6.0%	2.3	1.9%
Technology	245.7	1.5%	0.6	0.5%
Transportation	462.7	2.9%	5.9	5.0%
Industrial other	154.5	1.0%	0.4	0.3%
Utilities	1,548.0	9.7%	12.0	10.1%
Financial institutions	2,427.9	15.2%	52.0	43.9%

Subtotal	11,233.3	70.1%	101.2	85.2%
Other	4,801.2	29.9%	17.5	14.8%

Total	$16,034.5	100.0%	$118.7	100.0%

	December 31, 2002

	Market		Unrealized
	Value	% Total	Loss	% Total

	($ in millions)
Basic industry	$533.3	3.5%	$5.0	2.2%
Capital goods	671.9	4.4%	1.5	0.7%
Communications	878.4	5.8%	23.9	10.8%
Consumer cyclical	845.1	5.6%	7.8	3.5%
Consumer non-cyclical	1,562.6	10.3%	16.2	7.3%
Energy	957.8	6.3%	5.7	2.6%
Technology	267.8	1.8%	0.4	0.2%
Transportation	469.1	3.1%	24.2	10.9%
Industrial other	92.8	0.6%	1.0	0.4%
Utilities	1,235.2	8.1%	37.2	16.8%
Financial institutions	1,864.5	12.3%	45.6	20.5%

Subtotal	9,378.5	61.8%	168.5	75.9%
Other	5,794.3	38.2%	53.4	24.1%

Total	$15,172.8	100.0%	$221.9	100.0%

      The following table provides a summary of unrealized losses for fixed maturity securities which identifies the length of time the securities have continually been in an unrealized loss position as of December 31, 2003 and 2002:

Unrealized Loss as a Percentage of Market Value

	December 31, 2003

	($ in millions)

					More than 12
	Less than 7 months		7-12 months		months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Total Temporarily Impaired Securities:
Corporate bonds	$1,618.3	$31.3	$275.5	$15.8	$118.0	$10.6	$2,011.8	$57.7
U.S. government bonds	156.5	1.7	0.4	—	—	—	156.9	1.7
State and political subdivisions	18.8	1.4	—	—	—	—	18.8	1.4
Foreign government bonds	51.2	0.3	—	—	1.3	—	52.5	0.3
Asset-backed bonds	74.1	0.5	4.6	—	18.5	1.0	97.2	1.5
CMBS	227.9	2.7	—	—	—	—	227.9	2.7
Mortgage-backed bonds	598.1	5.2	135.8	2.7	0.2	—	734.1	7.9
Indexed debt instruments	240.9	3.7	157.6	4.6	—	—	398.5	8.3
Redeemable preferred stock	—	—	—	—	104.6	37.1	104.6	37.1
Equity securities AFS	—	—	0.8	0.2	0.3	0.2	1.1	0.4
Short-term investments AFS	3.7	—	—	—	—	—	3.7	—

Total	$2,989.5	$46.8	$574.7	$23.3	$242.9	$48.9	$3,807.1	$119.0

					More than 12
	Less than 7 months		7-12 months		months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Less Than 20% Underwater:
Corporate bonds	$1,618.3	$31.3	$275.5	$15.8	$109.8	$8.2	$2,003.6	$55.3
U.S. government bonds	156.5	1.7	0.4	—	—	—	156.9	1.7
State and political subdivisions	18.8	1.4	—	—	—	—	18.8	1.4
Foreign government bonds	51.2	0.3	—	—	1.3	—	52.5	0.3
Asset-backed bonds	74.1	0.5	4.6	—	18.5	1.0	97.2	1.5
CMBS	227.9	2.7	—	—	—	—	227.9	2.7
Mortgage-backed bonds	598.1	5.2	135.8	2.7	0.2	—	734.1	7.9
Indexed debt instruments	240.9	3.7	157.6	4.6	—	—	398.5	8.3
Equity securities AFS	—	—	0.8	0.2	—	—	0.8	0.2
Short-term investments AFS	3.7	—	—	—	—	—	3.7	—

Total	$2,989.5	$46.8	$574.7	$23.3	$129.8	$9.2	$3,694.0	$79.3

Unrealized Loss as a Percentage of Market Value

December 31, 2003

($ in millions)

Less than 7
	months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

20%-50% Underwater:
Corporate bonds	$—	$—	$—	$—	$8.2	$2.4	$8.2	$2.4
U.S. government bonds	—	—	—	—	—	—	—	—
State and political subdivisions	—	—	—	—	—	—	—	—
Foreign government bonds	—	—	—	—	—	—	—	—
Asset-backed bonds	—	—	—	—	—	—	—	—
CMBS	—	—	—	—	—	—	—	—
Mortgage-backed bonds	—	—	—	—	—	—	—	—
Indexed Debt Instruments	—	—	—	—	—	—	—	—
Redeemable preferred stock	—	—	—	—	104.6	37.1	104.6	37.1
Equity securities AFS	—	—	—	—	0.3	0.2	0.3	0.2
Short-term investments AFS	—	—	—	—	—	—	—	—

Total	$—	$—	$—	$—	$113.1	$39.7	$113.1	$39.7

      There are no securities that were more than 50% underwater at December 31, 2003.

Unrealized Loss as a Percentage of Market Value

	December 31, 2002

	($ in millions)

					More than 12
	Less than 7 months		7-12 months		months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Total Temporarily Impaired Securities:
Corporate bonds	$988.2	$33.9	$351.9	$27.3	$288.3	$72.3	$1,628.4	$133.5
U.S. government bonds	170.1	0.4	—	—	—	—	170.1	0.4
Foreign government bonds	13.0	0.3	30.1	2.0	5.8	0.9	48.9	3.2
Asset-backed bonds	116.7	10.3	6.5	2.8	101.3	30.9	224.5	44.0
CMBS	4.8	—	—	—	10.7	0.3	15.5	0.3
Mortgage-backed bonds	83.8	0.3	—	—	0.4	—	84.2	0.3
Redeemable preferred stock	4.8	—	—	—	95.1	40.2	99.9	40.2
Equity securities AFS	1.3	0.2	—	—	0.4	0.2	1.7	0.4
Short-term investments AFS	9.9	—	—	—	—	—	9.9	—

Total	$1,392.6	$45.4	$388.5	$32.1	$502.0	$144.8	$2,283.1	$222.3

	Less than				More than
	7 months		7-12 months		12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Less Than 20% Underwater:
Corporate bonds	$962.1	$21.9	$326.1	$14.9	$211.0	$22.3	$1,499.2	$59.1
U.S. government bonds	170.1	0.4	—	—	—	—	170.1	0.4
Foreign government bonds	13.0	0.3	27.5	1.3	5.3	0.5	45.8	2.1
Asset-backed bonds	107.5	3.6	3.4	—	40.7	4.5	151.6	8.1
CMBS	4.8	—	—	—	10.7	0.3	15.5	0.3
Mortgage-backed bonds	83.8	0.3	—	—	0.4	—	84.2	0.3
Redeemable preferred stock	4.8	—	—	—	—	—	4.8	—
Equity securities AFS	1.0	—	—	—	0.1	—	1.1	—
Short-term investments AFS	9.9	—	—	—	—	—	9.9	—

Total	$1,357.0	$26.5	$357.0	$16.2	$268.2	$27.6	$1,982.2	$70.3

Unrealized Loss at a % of Market Value

	December 31, 2002

	($ in millions)

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

20%-50% Underwater:
Corporate bonds	$26.0	$11.7	$24.7	$11.0	$63.9	$30.8	$114.6	$53.5
Foreign government bonds	—	—	2.6	0.7	0.5	0.4	3.1	1.1
Asset-backed bonds	9.2	6.7	3.1	2.8	54.3	17.3	66.6	26.8
Redeemable preferred stock	—	—	—	—	95.1	40.2	95.1	40.2
Equity securities AFS	0.3	0.2	—	—	0.2	0.1	0.5	0.3

Total	$35.5	$18.6	$30.4	$14.5	$214.0	$88.8	$279.9	$121.9

	Less than				More than
	7 months		7-12 months		12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

More Than 50% Underwater:
Corporate bonds	$0.1	$0.3	$1.1	$1.4	$13.4	$19.2	$14.6	$20.9
Asset-backed bonds	—	—	—	—	6.3	9.1	6.3	9.1
Equity securities AFS	—	—	—	—	0.1	0.1	0.1	0.1

Total	$0.1	$0.3	$1.1	$1.4	$19.8	$28.4	$21.0	$30.1

     The following table identifies the type, carrying value and unrealized loss of individual material securities with unrealized losses at December 31, 2003 and 2002, exceeding $3 million:

Material Unrealized Losses

	Year Ended
	December 31, 2003

	Market	Unrealized
General Description	Value	Loss

	($ in millions)
Government sponsored entity	$313.0	$3.5
Government sponsored entity	355.0	3.5

	Year Ended
	December 31, 2002

	Market	Unrealized
General Description	Value	Loss

	($ in millions)
Collateralized debt obligation	$6.3	$9.1
Securitized manufactured housing loans	8.3	7.5
Major United States airline	7.1	7.2
Merchant energy generator	3.5	6.4
Pharmaceutical company	4.5	4.5
Large telecommunications company	7.7	4.3
Major United States airline	8.9	4.0
Independent power producer	2.9	3.8
Foreign utility	11.3	3.6
Telecommunications equipment provider	12.3	3.6
Foreign oil receivables	21.2	3.2
Major United States airline	19.1	3.1

      In addition to the above listing, at December 31, 2003 and 2002, securities with a market value of $500.7 million and $149.4 million and unrealized loss position of $45.4 million and $57.4 million, respectively, were principal protected. These securities included underlying holdings that provided for a return of principal through maturity of zero coupon bonds from a highly rated issuer or a principal guarantee from a highly rated company. These securities along with the securities in the above listing of unrealized losses did not meet the criteria as described in our other-than-temporary process for impairment determination. As a result, there was no realized loss for these securities. Unrealized gains or losses may not represent future gains or losses that will be realized. These unrealized gains or losses are subject to fluctuation, reflective of such things as volatile financial markets, interest rate movements, credit spread changes and sale decisions.

      The following table presents, for securities sold during 2003 and 2002, the amount of material losses recorded and the fair value at the sales date:

Material Realized Losses

	Year Ended December 31, 2003

	Proceeds/	Realized	Time in	Time in
	Market	Loss	Months Below	Months <80%
General Description	Value	on Sale	Book	of Book

US Treasury	$1,082.6	$9.9	6 months or less	6 months or less
Securitized manufactured housing loans	31.8	6.3	Over 12 months	7 to 12 months
Collateralized debt obligation	136.3	5.7	Over 12 months	6 months or less
Government sponsored entity	860.7	5.5	6 months or less	6 months or less
Foreign oil revenue financing entity	49.4	4.4	7 to 12 months	6 months or less
Major United States airline	49.4	4.2	Over 12 months	6 months or less
Collateralized debt obligation	31.7	4.1	6 months or less	6 months or less
Aircraft securitization	25.7	4.0	Over 12 months	7 to 12 months
Electric generator	20.3	4.0	7 to 12 months	6 months or less
Natural gas supplier	42.3	3.9	7 to 12 months	6 months or less
Healthcare service provider	20.3	3.8	7 to 12 months	6 months or less
Major United States airline	21.5	3.7	Over 12 months	6 months or less
Major United States airline	17.0	3.4	Over 12 months	7 to 12 months
Government sponsored entity	493.3	3.3	6 months or less	6 months or less

	Year Ended December 31, 2003

	Proceeds/	Realized	Time in	Time in
	Market	Loss	Months Below	Months <80%
General Description	Value	on Sale	Book	of Book

	($ in millions)
Large telecommunications company	$2.6	$17.8	6 months or less	6 months or less
Securities manufactured housing loans	2.5	9.6	Over 12 months	6 months or less
Multinational energy transmissions distributor	4.6	7.4	Over 12 months	7 to 12 months
Media conglomerate	24.4	6.6	7 to 12 months	6 months or less
US Treasury	619.3	6.3	6 months or less	6 months or less
Independent power producer	4.0	6.0	Over 12 months	7 to 12 months
Large telecommunications company	28.0	5.4	Over 12 months	7 to 12 months
Canadian telecommunications company	18.1	5.2	7 to 12 months	6 months or less
Telecommunications company	0.9	4.1	Over 12 months	7 to 12 months
Energy pipeline company	8.4	3.9	7 to 12 months	6 months or less
Energy pipeline company	12.4	3.7	6 months or less	6 months or less
Merchant energy generator/distributor	6.4	3.5	7 to 12 month	6 months or less
Energy pipeline company	6.9	3.1	6 months or less	6 months or less

      We may decide to sell certain securities within the overall context of our portfolio management strategies. This may include required exposure reductions due to internal credit limits, total rate of return strategies, capital reserve objectives, asset allocation decisions and hedging activities.

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

      We have developed an asset/liability management approach with separate investment portfolios for major product lines such as traditional life, universal life, equity-indexed life, traditional annuities, equity-indexed annuities, variable annuities and funding agreements. Investment strategies have been established based on the specific characteristics of each product line. The portfolio investment strategies establish asset duration, quality and other guidelines. Analytical systems are utilized to establish an optimal asset mix for each line of business. We seek to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

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

Federal Income Tax Matters

      Generally, AmerUs Group and our non-life subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns, except for ILIC and Bankers Life which together file a consolidated tax return beginning in 2002. The separate return method is used to compute the provision for allocating federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

Emerging Accounting Matters

SFAS 146

      In July 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides for costs to exit an activity or dispose of long-lived assets to be recorded when they are incurred and are to be measured at fair value. Under previous accounting guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and its adoption had no impact on net income or stockholders’ equity as of or for the years ended December 31, 2003 and 2002.

SFAS 148

      In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-

Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. As of December 31, 2003, we continue to account for employee stock-based compensation using the intrinsic value method provided under SFAS 123 and SFAS 148. The disclosure requirements of both standards have been provided in note 1 to the consolidated financial statements.

SFAS 149

      In April 2003, the Financial Accounting Standards Board issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is intended to provide more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 incorporates decisions previously made by the Derivatives Implementation Group, changes in financial instruments resulting from other projects, and deliberations in connection with issues raised in the application of the definition of a derivative and it does not amend the definition of a derivative. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, except for the codification of previous derivative decisions which were already effective and continue to be applied in accordance with their respective effective dates. SFAS 149 had no impact on net income or stockholders’ equity as of or for the year ended December 31, 2003.

SFAS 150

      In May 2003, the Financial Accounting Standards Board issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures freestanding financial instruments as liabilities or equity and was generally effective at the beginning of the first interim period after June 30, 2003. A Financial Accounting Standards Board Staff Position has deferred the application of various provisions of SFAS 150 for specified mandatorily redeemable non-controlling interests in consolidated limited life entities. The AmerUs Capital I 8.85% Capital Securities were issued through a wholly-owned subsidiary trust and are mandatorily redeemable securities which are carried as notes payable on the consolidated balance sheet with interest expense recorded in the consolidated statement of income. The adoption of SFAS 150 did not have any effect on the consolidated financial statements.

FIN 45

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 clarifies disclosure and recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. Adoption of FIN 45 in 2003 did not have an effect on net income or stockholders’ equity. See note 12 to the consolidated financial statements for disclosures related to our guarantees.

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

      At December 31, 2002, we held interests in structured securities arrangements which met the definition of VIEs; however, most of the interests were sold prior to June 30, 2003. We would have been considered the primary beneficiary for several of those structured securities, which if consolidated at December 31, 2002, would have resulted in an increase in total assets of $167 million, an increase in total liabilities of $154 million and an increase in total stockholders’ equity of $13 million. At December 31, 2003, an investment in a limited partnership, for which we provide indirect management functions, has been consolidated rather than carried as an equity method investment, as provided by FIN 46, resulting in an increase in total assets and total liabilities of $21.1 million and no change in stockholders’ equity or net income. In addition, AmerUs Capital I, a previously consolidated subsidiary which has issued trust preferred securities, was deconsolidated in 2003 as AmerUs Group Co. is not considered the primary beneficiary under FIN 46. Deconsolidation of AmerUs Capital I resulted in an increase of other assets and notes payable of $2.7 million and no change in stockholders’ equity or net income. See notes 3 and 8 to the consolidated financial statements for disclosures and additional information related to our VIE interests.

SFAS 133 Implementation — Embedded Derivatives

      The Financial Accounting Standards Board’s Derivatives Implementation Group issued SFAS 133 Implementation Issue No. B36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate Risk and Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument,” or DIG Issue B36. DIG Issue 36 applies to modified coinsurance and coinsurance with funds withheld arrangements where interest is determined by reference to a pool of fixed maturity assets or a total return debt index. Such arrangements in which funds are withheld by the ceding insurer cause the reinsurer to recognize a receivable from the ceding insurer as well as a liability representing reserves for the insurance coverage assumed under the reinsurance arrangements. The terms of the reinsurer’s receivable provide for the future payment of principal plus a rate of return on either its general account assets or a specified block of those assets which is typically composed of fixed-rate debt securities. DIG Issue B36 considers the reinsurer’s receivable from the ceding company to contain an embedded derivative that must be bifurcated and accounted for separately under SFAS 133. We adopted DIG Issue B36 on October 1, 2003, which included the reclassification of certain securities supporting the products being reinsured from available for sale to trading. The net cumulative effect of the change in accounting for DIG Issue B36 was a charge to net income of $1.3 million after income taxes and a reduction in accumulated other comprehensive income for the reclassification of securities from available-for-sale to held for trading amounting to $5.2 million after income taxes.

SOP 03-1

      In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Insurance Contracts and for Separate Accounts.” SOP 03-1 provides interpretive guidance on separate account presentation and valuation, accounting recognition for sales inducements, and classification and valuation of long-duration contract liabilities. The provisions of SOP 03-1 are effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of SOP 03-1 will not have a material effect on net income or stockholders’ equity in 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      For variable and equity-indexed products, profitability on the portion of the policyowner’s account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity-indexed products, we purchase primarily call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity-indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) the cost of underlying call options purchased to match the returns owed to contract holders and (2) the minimum interest guarantees owed to the contract holder, if any. Profitability on the equity-indexed products is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we primarily purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity-indexed products can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

      The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at December 31, 2003. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

Expected Cash Flows

							Expected
							Cash	Fair
	2004	2005	2006	2007	2008	Thereafter	Flows	Value

	($ in millions)
Fixed maturity securities available-for-sale	$1,106	$1,128	$940	$1,092	$1,213	$7,996	$13,475	$13,945
Average interest rate	7.1%	6.3%	7.5%	6.8%	5.2%	5.3%
Fixed maturity securities held for trading purposes	$226	$292	$238	$195	$289	$850	$2,090	$2,090
Average interest rate	2.6%	2.3%	2.4%	3.3%	2.8%	4.4%
Mortgage loans	$64	$67	$65	$64	$73	$636	$969	$1,034
Average interest rate	7.3%	7.7%	7.7%	7.6%	7.6%	7.5%

Total	$1,396	$1,487	$1,243	$1,351	$1,575	$9,482	$16,534	$17,069

      In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 64% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 7.6 years.

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

      Our use of derivatives is generally limited to hedging purposes and has principally consisted of using swaps and options. These instruments, viewed separately, subject us to varying degrees of market and credit risk. However when used for hedging, the expectation is that these instruments would reduce overall market risk. Credit risk arises from the possibility that counterparties may fail to perform under the terms of the contracts. See note 4 of the consolidated financial statements for additional information about our derivative positions.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page F-1 herein.

      Additional financial statement schedules begin on page S-1. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Based upon their evaluation as of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are effective for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under such act.

(b)	There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      The Notice of 2004 Annual Meeting of Shareholders and Proxy Statement (the Proxy Statement), which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 11. Executive Compensation, 12. Security Ownership of Certain Beneficial Owners and Management, 13. Certain Relationships and Related Transactions and 14. Principal Accounting Fees and Services).

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Information concerning directors of AmerUs Group Co. appears in the Proxy Statement, under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b)	For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under “Executive Officers of the Company.”

(c)	Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

(d)	Information concerning the identification of the audit committee and the audit committee financial expert appears in the Proxy Statement, under “Board and Corporate Governance Matters.” This portion of the Proxy Statement is incorporated herein by reference.

(e)	Information describing any material changes to the procedures by which security holders may recommend nominees to the board of directors appears in the Proxy Statement, under “Board and Corporate Governance Matters.” This portion of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements. Reference is made to the Index on page F-1 of the report.

2.	Financial Statement Schedules. Reference is made to the Index on page S-1 of the report.

3.	Exhibits. Reference is made to the Index to Exhibits on page 61 of the report.

(b)	The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

Form 8-K dated October 2, 2003 furnishing the presentation on equity index annuities and equity index life insurance made by webcast on September 30, 2003.

Form 8-K dated November 5, 2003 furnishing certain third quarter 2003 financial information.

Form 8-K dated November 7, 2003 announcing the appointments of personnel and action of the board of directors declaring the 2003 annual dividend.

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/ A on March 6, 2000, is hereby incorporated by reference.

2.2	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.5	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.8	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.9	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.10	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, files as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 4.2 on Form S-8, dated June 13, 2003, is hereby incorporated by reference.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

Exhibit
No.	Description

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.4	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.5	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.6	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.8	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.9	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.10	First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000, filed as Exhibit 4.17 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.11	First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000, filed as Exhibit 4.21 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.12	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.13	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/ A, dated February 28, 2002, is hereby incorporated by reference.

4.14	Registration Rights Agreement dated as of March 6, 2002 between AmerUs Group Co. and 2002, is hereby incorporated by reference.

Exhibit
No.	Description

4.15	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.16	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.17	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.18	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.19	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.20	Form of Purchase Agreement between AmerUs Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 1.1 on For 8-K, dated as of May 28, 2003, is hereby incorporated by reference.

10.1	Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.

10.2	Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.3	AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.

10.4	AllrAmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.5	Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.6	AmerUs Life Insurance Company Performance Share Plan, filed as Exhibit 10.10 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.7	AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.8	AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.9	Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

Exhibit
No.	Description

10.10	AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.

10.11	AmerUs Group Co. Amended and Restated MIP Deferral Plan dated as of May 10, 2001 filed as Exhibit 10.12 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.

10.12	Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.

10.13	Facility and Guaranty Agreement, dated February 12, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.39 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.

10.14	Form of Reimbursement Agreement, dated February 15, 1999, among AmerUs Life Holdings, Inc. and Roger K. Brooks, Victor N. Daley, Thomas C. Godlasky, Marcia S. Hanson, Mark V. Heitz and Gary R. McPhail, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.

10.15	Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and AmerUs Life Holdings, Inc., filed as Exhibit 10.41 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.

10.16	1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.

10.17	Amendment No. 2 to Facility Agreement, dated January 25, 2000, among The First National Bank of Chicago and the Registrant, filed as Exhibit 10.44 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

10.18	Amendment No. 3 to Facility Agreement dated December 12, 2001, among the First National Bank of Chicago and the Registrant filed as Exhibit 10.19 on Form 10-K dated March 15, 2002, is hereby incorporated by reference.

10.19	Irrevocable Standby Letter of Credit Application and Terms Agreement, dated February 1, 2000, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

10.20	Investment Advisory Agreements, dated as of February 18, 2000, by and between Indianapolis Life Insurance Company, Bankers Life Insurance Company of New York, IL Annuity and Insurance Company and AmerUs Capital Management Group, Inc. filed as Exhibits 10.1,10.3, 10.4 and 10.2, respectively, to AmerUs Life Holdings, Inc.’s report on Form 8-K/ A on March 6, 2000, are hereby incorporated by reference.

10.21	Advance, Pledge and Security Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.48 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.22	Institutional Custody Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.49 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.23	Line of Credit Application, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.50 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.24	Agreement for Advances, Pledge and Security Agreement, dated March 12, 1992, by and between Central Life Assurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

Exhibit
No.	Description

10.25	Agreement for Advances, Pledge and Security Agreement, dated September 1, 1995, by and between American Vanguard Life Insurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.54 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.26	Affirmation Agreement to Facility and Guaranty Agreement dated February 12, 1999 by American Mutual Holding Company, survivor of a merger with AmerUs Life Holdings, Inc. in favor of the Agent and the Lenders, dated September 20, 2000, filed as Exhibit 10.58 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

10.27	Amendment to Facility and Guaranty Agreement dated February 12, 1999 among The First National Bank of Chicago and AmerUs Group Co., dated September 20, 2000, filed as Exhibit 10.59 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

10.28	AmerUs Group Co. 2000 Stock Incentive Plan, dated November 15, 2000, filed as Exhibit 99.9 to the registration statement of AmerUs Group Co. on Form S-8, Registration Number 333-50030, is hereby incorporated by reference.

10.29*	Credit Agreement dated December 8, 2003, among AmerUs Group Co., Various Lending Institutions, the Bank of New York, Bank One, NA, Fleet National Bank and Mellon Bank, N.A. as Co-Syndication Agents and J P Morgan Chase Bank as Administrative Agent.

10.30	Consent dated as of March 15, 2002, among AmerUs Group Co., the lending institutions party hereto, The Bank of New York, Mellon Bank N.A. and Fleet National Bank as Co-Arrangers and JPMorgan Chase Bank as Administrative Agent and Co-Arranger, filed as Exhibit 10.36 on Form 10-Q dated May 14, 2002, is hereby incorporated by reference.

10.31	Amendment No. 1 to Joint Venture Agreement, dated April 1, 2002, by and between Ameritas Life Insurance Corp. and AmerUs Life Insurance Company filed as Exhibit 10.37 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.

10.32	Distribution Commitment Agreement for Variable Business, dated April 1, 2002, by and between AmerUs Group Co. and Ameritas Variable Life Insurance Company filed as Exhibit 10.38 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.

10.33	Amendment No. 4 to Facility Agreement dated February 12, 1999 by and among AmerUs Group Co. and Bank One, NA (f/k/a The First National Bank of Chicago), dated June 30, 2002 filed as Exhibit 10.39 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.

10.34	Supplemental Benefit Agreement among AmerUs Group Co. and Melinda S. Urion dated March 4, 2002 filed as Exhibit 10.1 on Form 10-Q dated November 13, 2002 is hereby incorporated by reference.

10.35	Retirement Agreement, dated March 14, 2000, by and between Victor N. Daley and AmerUs Life Holdings, Inc., filed as Exhibit 99.8 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.36	First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and AmerUs Life Holdings, Inc., filed as Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.

10.37	Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and AmerUs Life Holdings, Inc., filed as Exhibit 99.5 on 10-Q dated August 13, 1999, is hereby incorporated by reference.

10.38	Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among AmerUs Life Holdings, Inc. and Victor N. Daley, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.6 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.

Exhibit
No.	Description

10.39	Form of Supplemental Benefit Agreement, dated as of February 7, 2000, among AmerUs Life Holdings, Inc. and Victor N. Daley, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.7 on Form 10-K, dated March 8, 2000 is hereby incorporated by reference.

10.40	AllrAmerUs Supplemental Executive Retirement Plan filed as Exhibit 4.3 to the registration statement on Form S-8, Registration Number 333-101961, is hereby incorporated by reference.

10.41	Form of Supplemental Benefit Agreement, dated February 3, 2003, among AmerUs Group Co. and Roger K. Brooks, Brian J. Clark, Victor N. Daley, Thomas C. Godlasky, Mark V. Heitz, Gary R. McPhail, and Melinda S. Urion, filed as Exhibit 10.1 on Form 10-Q dated May 15, 2003 is hereby incorporated by reference.

10.42	Tax Allocation and Indemnification Agreement dated as of July 1, 2000, filed as Exhibit 10.2 on Form 10-Q dated May 15, 2003 is hereby incorporated by reference.

10.43*	AmerUs Group Co. 2003 Stock Incentive Plan as amended.

10.44	AmerUs Group Co. MIP Deferral Plan, filed as Exhibit 4.3 on Form S-8 dated June 27, 2003, is hereby incorporated by reference.

11.1*	Statement Re: Computation of Per Share Earnings is included in note 18 to the consolidated financial statements.

12*	Computation of Ratios of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15(d)-15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	included herein

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERUS GROUP CO.

/s/ ROGER K. BROOKS

Roger K. Brooks
Chairman and Chief Executive Officer

Date: March 12, 2004

POWER OF ATTORNEY

      We, the undersigned officers and directors of AmerUs Group Co., hereby severally and individually constitute and appoint Melinda S. Urion, Brenda J. Cushing and James A. Smallenberger, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done on the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by said attorneys and agents or each of them to any and all such amendments and instruments.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ ROGER K. BROOKS Roger K. Brooks	Chairman and Chief Executive Officer (principal executive officer) and Director

/s/ THOMAS C. GODLASKY Thomas C. Godlasky	President and Chief Operating Officer and Director

/s/ MELINDA S. UNION Melinda S. Urion	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ BRENDA J. CUSHING Brenda J. Cushing	Senior Vice President and Controller (principal accounting officer)

/s/ JOHN R. ALBERS John R. Albers	Director

/s/ DAVID A. ARLEDGE David A. Arledge	Director

/s/ ALECIA A. DECOUDREAUX Alecia A. DeCoudreaux	Director

/s/ THOMAS F. GAFFNEY Thomas F. Gaffney	Director

/s/ JOHN W. NORRIS, JR. John W. Norris, Jr.	Director

/s/ ANDREW J. PAINE, JR. Andrew J. Paine, Jr.	Director

/s/ JACK C. PESTER Jack C. Pester	Director

/s/ JOHN A. WING John A. Wing	Director

/s/ F. A. WITTERN, JR. F. A. Wittern, Jr.	Director

AMERUS GROUP CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor’s Report	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3 through F-4
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-8 through F-10
Notes to Consolidated Financial Statements	F-11 through F-59

      Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

AmerUs Group Co.

      We have audited the accompanying consolidated balance sheets of AmerUs Group Co. as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerUs Group Co. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As described in note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for embedded derivatives associated with certain reinsurance agreements, in 2002 the Company changed its method of accounting for goodwill and other intangibles and in 2001 the Company changed its method of accounting for derivative instruments and its method of accounting for its closed block of business.

Des Moines, Iowa

February 6, 2004

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,

	2003	2002

Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$13,944,961	$13,328,902
Equity securities	74,890	63,345
Short-term investments	28,556	32,318
Securities held for trading purposes at fair value:
Fixed maturity securities	2,089,502	1,843,868
Equity securities	1,652	—
Short-term investments	591	—
Mortgage loans	968,572	883,034
Real estate	33	476
Policy loans	494,646	496,753
Other investments	339,436	283,794

Total investments	17,942,839	16,932,490
Cash and cash equivalents	274,150	102,612
Accrued investment income	205,492	185,660
Premiums, fees and other receivables	42,761	13,082
Reinsurance receivables	663,452	865,930
Deferred policy acquisition costs	1,120,130	884,239
Value of business acquired	419,582	454,159
Goodwill	224,075	218,995
Property and equipment	48,849	74,188
Other assets	311,305	296,994
Separate account assets	261,657	235,913
Assets of discontinued operations	27,950	29,403

Total assets	$21,542,242	$20,293,665

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS (Continued)

($ in thousands)

	December 31,

	2003	2002

Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$16,994,255	$16,244,016
Policyowner funds	1,306,160	1,335,144

	18,300,415	17,579,160
Accrued expenses and other liabilities	443,589	261,147
Dividends payable to policyowners	321,233	303,062
Policy and contract claims	58,880	39,569
Income taxes payable	50,274	61,325
Deferred income taxes	80,861	16,499
Notes payable	596,101	511,353
Separate account liabilities	261,657	235,913
Liabilities of discontinued operations	19,421	22,689

Total liabilities	20,132,431	19,030,717
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,836,608 shares issued and 39,194,602 shares outstanding in 2003; 43,656,280 shares issued and 39,011,578 shares outstanding in 2002	43,836	43,656
Additional paid-in capital	1,184,237	1,179,646
Accumulated other comprehensive income	84,519	88,522
Unearned compensation	(1,361)	(458)
Unallocated ESOP shares	—	(1,443)
Retained earnings	255,006	109,517
Treasury stock, at cost (4,642,006 shares in 2003 and 4,644,702 in 2002)	(156,426)	(156,492)

Total stockholders’ equity	1,409,811	1,262,948

Total liabilities and stockholders’ equity	$21,542,242	$20,293,665

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except share data)

	For The Years Ended December 31,

	2003	2002	2001

Revenues:
Insurance premiums	$297,188	$351,300	$305,905
Product charges	181,354	144,494	146,055
Net investment income	1,001,914	1,001,257	873,174
Realized/unrealized gains (losses) on investments	131,291	(149,919)	(90,629)
Other income	68,298	68,513	45,736

	1,680,045	1,415,645	1,280,241

Benefits and expenses:
Policyowner benefits	940,158	871,892	753,003
Underwriting, acquisition and other expenses	155,468	162,267	140,471
Demutualization costs	—	1,186	969
Restructuring costs	23,294	21,225	8,566
Amortization of deferred policy acquisition costs and value of business acquired	193,340	139,565	132,899
Dividends to policyowners	98,393	104,866	98,945

	1,410,653	1,301,001	1,134,853

Income from continuing operations	269,392	114,644	145,388
Interest expense	30,154	25,487	26,011

Income before income tax expense	239,238	89,157	119,377
Income tax expense	78,610	28,375	39,522

Net income from continuing operations	160,628	60,782	79,855
Income from discontinued operations, net of tax	1,815	2,084	1,288

Net income before cumulative effect of change in accounting	162,443	62,866	81,143
Cumulative effect of change in accounting, net of tax	(1,296)	—	(8,236)

Net income	$161,147	$62,866	$72,907

Net income from continuing operations per common share:
Basic	$4.10	$1.52	$2.16

Diluted	$4.05	$1.50	$2.13

Net income per common share:
Basic	$4.11	$1.57	$1.97

Diluted	$4.07	$1.56	$1.95

Weighted average common shares outstanding:
Basic	39,175,924	39,972,328	36,949,198

Diluted	39,618,217	40,398,378	37,453,428

See accompanying notes to consolidated financial statements

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	For The Years Ended December 31,

	2003	2002	2001

Net income	$161,147	$62,866	$72,907
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Transfer related to unrealized gain on available-for-sale securities reclassified to trading	—	—	(662)
Unrealized holding gains (losses) arising during period	35,051	17,324	31,298
Less: Reclassification adjustment for gains (losses) included in net income	28,210	(101,261)	(14,792)
Minimum pension liability adjustment	(4,993)	(1,888)	(3,587)

Other comprehensive income, before tax	1,848	116,697	41,841
Income tax expense related to items of other comprehensive income	(647)	(40,844)	(14,645)

	1,201	75,853	27,196
Amounts attributable to change in accounting net of taxes	(5,204)	—	2,661

Other comprehensive income (loss), net of taxes	(4,003)	75,853	29,857

Comprehensive income	$157,144	$138,719	$102,764

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002, and 2001
($ in thousands)

			Accumulated
			Other
		Additional	Comprehensive		Unallocated			Total
	Common	Paid-In	Income	Unearned	ESOP	Retained	Treasury	Stockholders’
	Stock	Capital	(Loss)	Compensation	Shares	Earnings	Stock	Equity

Balance at December 31, 2000	$30,011	$809,894	$(17,188)	$(146)	$(683)	$6,067	$—	$827,955
2001:
Net income	—	—	—	—	—	72,907	—	72,907
Change in accounting for derivatives	—	—	2,661	—	—	—	—	2,661
Transfer related to unrealized loss on available-for-sale securities reclassified to trading	—	—	(430)	—	—	—	—	(430)
Net unrealized gain on securities	—	—	35,891	—	—	—	—	35,891
Net unrealized loss on derivatives designated as cash flow hedges	—	—	(5,933)	—	—	—	—	(5,933)
Stock issued under various incentive plans, net of forfeitures	206	5,861	—	(581)	—	—	108	5,594
Stock issued under exercise of warrants	—	(1,383)	—	—	—	—	4,468	3,085
Dividends declared on common stock	—	—	—	—	—	(16,787)	—	(16,787)
Purchase of treasury stock	—	—	—	—	—	—	(44,985)	(44,985)
Acquisition of IL Holdings	9,047	223,358	—	—	—	—	—	232,405
Conversion of company-obligated mandatorily redeemable preferred capital securities	4,242	139,478	—	—	—	—	(16,173)	127,547
Allocation of shares in leveraged ESOP	—	480	—	—	459	—	—	939
Minimum pension liability adjustment	—	—	(2,332)	—	—	—	—	(2,332)

Balance at December 31, 2001	43,506	1,177,688	12,669	(727)	(224)	62,187	(56,582)	1,238,517
2002:
Net income	—	—	—	—	—	62,866	—	62,866
Net unrealized gain on securities	—	—	73,646	—	—	—	—	73,646
Net unrealized gain on derivatives designated as cash flow hedges	—	—	3,434	—	—	—	—	3,434
Stock issued under various incentive plans, net of forfeitures	150	5,730	—	269	—	—	1	6,150
Stock issued under exercise of warrants	—	(3,802)	—	—	—	—	12,205	8,403
Purchase of ESOP shares and treasury stock	—	—	—	—	(2,522)	—	(112,116)	(114,638)
Dividends declared on common stock	—	—	—	—	—	(15,536)	—	(15,536)
Allocation of shares in leveraged ESOP	—	30	—	—	1,303	—	—	1,333
Minimum pension liability adjustment	—	—	(1,227)	—	—	—	—	(1,227)

Balance at December 31, 2002	43,656	1,179,646	88,522	(458)	(1,443)	109,517	(156,492)	1,262,948
2003:
Net income	—	—	—	—	—	161,147	—	161,147
Net unrealized gain on securities	—	—	1,971	—	—	—	—	1,971
Net unrealized gain on derivatives designated as cash flow hedges	—	—	2,476	—	—	—	—	2,476
Change in accounting transfer of unrealized gain on available-for-sale securities to trading	—	—	(5,204)	—	—	—	—	(5,204)
Stock issued under various incentive plans, net of forfeitures	180	11,717	—	(903)	—	—	66	11,060
PRIDES purchase contract adjustment and allocated fees and expenses	—	(7,280)	—	—	—	—	—	(7,280)
Dividends declared on common stock	—	—	—	—	—	(15,658)	—	(15,658)
Allocation of shares in leveraged ESOP	—	154	—	—	1,443	—	—	1,597
Minimum pension liability adjustment	—	—	(3,246)	—	—	—	—	(3,246)

Balance at December 31, 2003	$43,836	$1,184,237	$84,519	$(1,361)	$—	$255,006	$(156,426)	$1,409,811

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	For The Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities
Net income	$161,147	$62,866	$72,907
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	1,296	—	8,236
Product charges on universal life and annuity products	(153,252)	(129,387)	(121,547)
Interest credited to policyowner account balances	472,881	492,781	394,322
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	65,741	(28,759)	(52,747)
Realized/unrealized (gains) losses on investments	(131,291)	149,919	90,629
Goodwill amortization	—	—	8,324
DAC and VOBA amortization	193,340	139,565	132,899
DAC and VOBA capitalized	(400,802)	(408,218)	(325,075)
Change in:
Accrued investment income	(19,832)	(11,422)	(6,891)
Reinsurance receivables	279,552	(129,638)	(123,569)
Securities held for trading purposes:
Fixed maturities	(219,310)	321,836	49,329
Equity securities	(1,606)	12,013	(11,342)
Short-term investments	(596)	4,221	(4,186)
Liabilities for future policy benefits	(228,261)	473,039	59,509
Accrued expenses and other liabilities	181,595	(40,684)	(64,984)
Policy and contract claims and other policyowner funds	111,374	30,769	(48,423)
Income taxes:
Current	(11,051)	14,837	39,092
Deferred	66,849	(24,363)	(7,914)
Other, net	27,109	(9,321)	8,545

Net cash provided by operating activities	394,883	920,054	97,114

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(10,430,571)	(8,269,367)	(4,673,375)
Proceeds from sale of fixed maturities available-for-sale	7,467,468	5,736,480	2,745,381
Maturities, calls and principal reductions of fixed maturities available-for-sale	2,354,539	959,293	1,006,631
Purchase of equity securities	(12,721)	(66,408)	(51,190)
Proceeds from sale of equity securities	14,926	771	57,013
Change in short-term investments, net	(108)	(17,216)	5,656
Purchase of mortgage loans	(202,721)	(64,416)	(150,143)

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

($ in thousands)

	For The Years Ended December 31,

	2003	2002	2001

Proceeds from repayment and sale of mortgage loans	$123,033	$130,855	$118,479
Purchase of real estate and other invested assets	(323,676)	(28,872)	(104,438)
Proceeds from sale of real estate and other invested assets	328,002	61,661	48,417
Change in policy loans, net	2,107	9,565	3,883
Other assets, net	(9,800)	4,684	(75,997)
Acquisitions, net of cash acquired	—	—	156,925

Net cash used in investing activities	(689,522)	(1,542,970)	(912,758)

Cash flows from financing activities:
Deposits to policyowner account balances	2,220,545	2,180,925	2,137,698
Withdrawals from policyowner account balances	(1,825,472)	(1,630,869)	(1,231,109)
Change in debt, net	(61,596)	(38,703)	74,947
Dividends to shareholders	(15,658)	(15,536)	(16,787)
Stock issued under various incentive plans, net of forfeitures	11,060	14,553	8,678
Purchase of treasury stock	—	(114,638)	(44,985)
Proceeds from issuance of OCEANs	—	179,593	—
Proceeds from issuance of PRIDES	135,701	—	—
Purchase of company-obligated mandatorily redeemable capital securities	—	(20,805)	—
Conversion of company-obligated mandatorily redeemable capital securities			154
Adoption and allocation of shares in leveraged ESOP	1,597	1,333	939
Transfer of pension obligation to trustee		(9,481)
Other, net	—	(220)	—

Net cash provided by financing activities	466,177	546,152	929,535

Net increase (decrease) in cash	171,538	(76,764)	113,891
Cash and cash equivalents at beginning of period	102,612	179,376	65,485

Cash and cash equivalents at end of period	$274,150	$102,612	$179,376

Supplemental disclosure of cash activities:
Interest paid	$32,516	$25,408	$29,325

Income taxes paid	$25,422	$22,351	$1,914

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

($ in thousands)

	For The Years Ended December 31,

	2003	2002	2001

Details of acquisitions:
Fair value of assets acquired	$—	$—	$5,676,350
Liabilities assumed	—	—	5,349,908

Carrying value of acquisitions	—	—	326,442
Common stock issued	—	—	(232,405)
Accrual of cash payout component of purchase price	—	—	(9,000)
Preliminary investment in ILICO	—	—	(77,200)
Acquisition costs previously paid	—	—	(2,857)

Cash paid	—	—	4,980
Less: Cash acquired	—	—	161,905

Net cash (received in) acquisitions	$—	$—	$(156,925)

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      AmerUs Group Co. (Company) is a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in all 50 states, the District of Columbia and the U.S. Virgin Islands. The Company has two reportable operating segments: protection products and accumulation products. The protection products segment was formerly known as the life insurance segment and the accumulation products segment was formerly known as the annuity segment. The primary offerings of the protection products segment are interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. The primary offerings of the accumulation products segment are individual fixed annuities, including traditional fixed annuities and equity-indexed annuities, and insurance contracts issued through funding agreements.

Consolidation and Basis of Presentation

      The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

      The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally, AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. and its subsidiaries (collectively, AAG, formerly AmVestors Financial Corporation (AmVestors)), AmerUs Capital Management Group, Inc. (ACM), and ILICO Holdings, Inc., the holding company of Indianapolis Life Insurance Company (ILIC) and its subsidiaries (collectively, ILICO). As discussed in note 15, ILICO was acquired in May 2001. All significant intercompany transactions and balances have been eliminated in consolidation.

      Effective on March 29, 2002, Western Security Life Insurance Company, a subsidiary of ILIC, was sold. The insurance business of Western Security Life Insurance Company was transferred to ILIC prior to the sale. The sale of the corporate organization and insurance licenses resulted in a gain of approximately $1.9 million which is included in realized gains.

      Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 financial statement presentation.

      The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The valuation of financial instruments, derivatives, and amortization of deferred policy acquisition costs and value of business acquired are areas which involve a high degree of estimation to determine their reported amounts. These areas are described in more detail in the following policies.

Cash and Cash Equivalents

      For purposes of reporting cash flows, the Company includes cash and amounts due from other financial institutions and interest-bearing deposits in other financial institutions purchased with original maturities of three months or less in cash and cash equivalents. Amounts of interest-bearing deposits included as cash equivalents at December 31, 2003 and 2002 were $123.6 million and $99.1 million, respectively.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Closed Block

      The Company has established two Closed Blocks of policies: (1) on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company, and (2) on March 31, 2000 in connection with the reorganization of ILIC from a mutual company to a stock company (collectively, the Closed Block). Insurance policies which had a dividend scale in effect as of each Closed Block establishment date were included in the Closed Block. The Closed Block was designed to give reasonable assurance to owners of insurance policies that, after the reorganization of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continues. The assets, including revenue therefrom, allocated to the Closed Block will accrue solely to the benefit of the owners of policies included in the Closed Block until the Closed Block no longer exists. The Company will continue to pay guaranteed benefits under all policies, including policies included in the Closed Block, in accordance with their terms. In the event that the Closed Block’s assets were insufficient to meet the benefits of the Closed Block’s guaranteed benefits, general assets would be utilized to meet the contractual benefits of the Closed Block’s policyholders.

      A policyholder dividend obligation is required to be established for earnings in the Closed Block that are not available to shareholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block. If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a policyholder dividend obligation. This policyholder dividend obligation represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income.

Investments

      Investments in fixed maturity securities, equity securities and short-term investments that are to be held for indefinite periods of time are reported as securities available-for-sale and are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of these securities are reflected as a component of stockholders’ equity. These unrealized gains or losses in stockholders’ equity are reported net of taxes and adjustments to deferred policy acquisition costs (DAC), value of business acquired (VOBA) and policy reserves. Fixed maturity and equity securities that are bought and held principally to back our total return strategy fixed annuity products are reported as held for trading securities and are carried at fair value with unrealized gains or losses reported in net income. Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. The accreted carrying value of investments in structured securities that can be contractually prepaid or settled in a way that substantially all of an investment may not be recovered is determined by updating the estimate for the amount and timing of cash flows with resulting adjustments in the accretable yield accounted for prospectively. Should this estimate of cash flows reflect an adverse change from an immediately preceding estimate, an other-than-temporary impairment (OTTI) is deemed to have occurred and, accordingly, the structured security is written down to fair value with the change reflected in net income. For loan-backed and structured securities included in fixed maturity securities, income is recognized using a constant effective yield based on currently anticipated cash flows.

      Securities are also reviewed to identify potential impairments. In determining if and when a decline in market value below amortized cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. For fixed maturity securities, our intent and ability to hold securities is also

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period net income to the extent of the decline.

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

      Loans and other long-term investments are stated at cost less amortized discounts and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Investments in loans and real estate are considered impaired when the Company determines that collection of all amounts due under the contractual terms is doubtful or carrying values exceed the fair value of applicable underlying collateral or assets. The Company adjusts such assets to their estimated net realizable value at the point at which it determines an impairment is other than temporary. Interest income on impaired mortgage loans is recognized when cash is received. In addition, the Company has established a valuation allowance for loans, real estate, and other invested assets. Valuation allowances for other than temporary impairments in value are netted against the asset categories to which they apply, and additions to valuation allowances are included in total investment results.

      Real estate is stated at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives using primarily accelerated depreciation methods.

      The Company issued a $250 million floating rate funding agreement in 1999. Under the transaction, a five-year floating rate insurance contract was issued to a commercial paper conduit which was swapped to a fixed-rate. The $250 million funding agreement was terminated in December 2003. During 2002, additional funding agreements totaling $875 million were placed primarily in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the Company. The funding agreements are further backed by the general account assets of the insurance companies. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the counterparty unless there is a default under the agreements, but the Company may terminate the agreements at any time.

      Investments in partnerships in which the Company’s ownership percentage exceeds 3% and joint ventures are generally accounted for under the equity method whereby the Company initially records the investment at cost. Subsequently, the Company increases or decreases the carrying amount of the investment for its share of income or loss, of the investee. Investments in partnerships in which the Company’s ownership percentage is less than 3% are generally accounted for under the cost method whereby dividends received by the investee are recognized as income. The Company is primarily a limited partner in such investments. These investments are shown as other investments and totaled approximately $52.2 million and $56.3 million at December 31, 2003 and 2002, respectively.

      Realized gains and losses are included in earnings and are determined using the specific identification method. The carrying value of investments is reduced to its estimated realizable value if a decline in fair value is considered other-than-temporary with such reduction charged to net income.

Derivative Instruments and Hedging Activities

      The Company uses financial instruments, primarily options, futures and swaps to reduce its exposure to changes in interest rates and to manage duration mismatches. The Company also uses call options to hedge

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity-indexed products. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. Although the Company is subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company is not a party to leveraged derivatives. Derivative instruments are included in other investments.

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and 138. SFAS 133 requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the consolidated balance sheet at fair value. Accounting for gains and losses resulting from changes in the fair values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. See note 4 for additional information regarding the adoption of SFAS 133.

      The Financial Accounting Standards Board’s Derivatives Implementation Group issued SFAS 133 Implementation Issue No. B36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate Risk and Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument,” or DIG Issue B36. DIG Issue B36 applies to modified coinsurance and coinsurance with funds withheld arrangements where interest is determined by reference to a pool of fixed maturity assets or a total return debt index. DIG Issue B36 considers the reinsurer’s receivable from the ceding company to contain an embedded derivative that must be bifurcated and accounted for separately under SFAS 133. The Company adopted DIG Issue B36 on October 1, 2003. See note 4 for additional information regarding the adoption of DIG Issue B36.

Policy Acquisition Costs

      Certain commissions, policy issue and underwriting costs, and other variable costs, including bonus interest, incurred to acquire or renew traditional life insurance, universal life insurance, equity-indexed life and annuity products are deferred. The method of amortizing DAC for traditional life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company’s statutory surplus. DAC for participating traditional life insurance is generally amortized over the life of the policies in proportion to the present value of estimated gross margins. Non-participating traditional life insurance DAC is amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance and annuity products, DAC is generally amortized in proportion to the present value of estimated gross margins from surrender charges and investment, mortality, and expense margins. The effect on the cumulative amortization of DAC for revisions in estimated future gross margins on participating traditional life, universal life, and annuity products is reflected in the period such estimates are revised. The DAC asset is also adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities.

Value of Business Acquired

      The portion of the purchase price from insurance companies allocated to the right to receive future cash flows from insurance contracts existing at the date of the acquisition is referred to as VOBA. This cost of policies purchased represents the actuarially determined present value of the projected future gross margins from the acquired policies.

      The expected future gross margins used in determining such value are based on actuarially determined projections of future premium receipts, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets retained to support the policy liabilities and other factors. These projections take into account all factors known or expected at the valuation date, based on the judgment of

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management. The actual experience on purchased business may vary from projections due to differences in renewal premium, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

      The discount rate used to determine the value of policies purchased is the rate of return required in order to invest in the business being acquired. Factors in determining this rate include the cost of capital required to fund the acquisition; the acquired company’s compatibility with other Company activities that may impact future gross margins; the complexity of the acquired company; and recent discount rates used by others to determine valuations to acquire similar blocks of business.

      VOBA is amortized based on the incidence of the expected gross margins using the interest rate credited to the underlying policies. If gross margins differ from expectations, the amortization of the VOBA is adjusted. The VOBA asset is adjusted for the impact on estimated gross margins of net unrealized gains and losses on securities. Each year, the recoverability of the VOBA is evaluated and if the evaluation indicates that the existing insurance liabilities, together with the present value of future gross margins from the blocks of business acquired, is insufficient to recover the VOBA, the difference is charged to expense as an additional write-off of the VOBA.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Policy Benefits

      The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.00 percent to 7.50 percent. The weighted average interest rate for all traditional life policy reserves was 4.46 percent in 2003, 4.60 percent in 2002, and 4.81 percent in 2001. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

      Future policy benefit reserves for universal life insurance, annuity products and funding agreements are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. In addition, reserves for universal life policies include a deferred revenue liability, if any, for excess first-year policyowner charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rates for universal life products were 4.96 percent in 2003, 5.39 percent in 2002 and 5.63 percent in 2001. The range of interest crediting rates for annuity products, excluding bonus interest payouts, was 3.00 to 7.20 percent in 2003 and 2002 and 3.00 to 7.16 percent in 2001. The weighted average interest rate for funding agreements was 4.69 percent for the fixed-rate agreements and 1.17 percent for the floating-rate agreements in 2003, and 4.69 percent for the fixed-rate agreements and 2.01 percent for the floating-rate agreements in 2002, and 4.46 percent for the floating-rate agreement in 2001.

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

Participating Policies

      Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Approximately 52 percent in 2003 and 56 percent in 2002 of traditional life policies are currently paying dividends. Traditional life policies represent approximately 68 percent in 2003 and 71 percent in 2002 of the Company’s individual life policies in force (based on face amounts).

Stock-Based Compensation

      At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in note 13. The Company primarily accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Years Ended December 31,

	2003	2002	2001

	($ in thousands, except share data)
Net income, as reported	$161,147	$62,866	$72,907
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,087)	(5,094)	(5,123)

Pro forma net income	$157,060	$57,772	$67,784

Earnings per share:
Basic — as reported	$4.11	$1.57	$1.97

Basic — pro forma	$4.01	$1.45	$1.83

Diluted — as reported	$4.07	$1.56	$1.95

Diluted — pro forma	$3.96	$1.43	$1.81

Guaranty Fund Assessments

      The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 2003 and 2002, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies and has established an other asset for assessments expected to be recovered through future premium tax offsets.

Income Taxes

      Generally, the Company and its non-life insurance subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns, except for ILIC and Bankers Life Insurance Company of New York which together file a consolidated tax return beginning in 2002. In prior years, the life insurance subsidiaries filed separate federal income tax returns. The separate return method is used to compute the Company’s provision for allocating federal income taxes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

Comprehensive Income (Loss)

      Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains included in net income which merely represent transfers from unrealized to realized gains and losses. Such amounts totaled $28.2 million, ($101.3) million and ($14.8) million in 2003, 2002 and 2001, respectively.

Earnings Per Share

      Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants and is calculated using the treasury stock method.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Diluted earnings per share applicable to the Company’s PRIDESSM securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 72,151 shares for the diluted earnings per share calculation for the year ended 2003. See further discussion of the PRIDES in note 8. Diluted earnings per share applicable to the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANsSM) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. The common stock price conversion condition was not met for the years ended December 31, 2003 and 2002. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is limited to the amount of the annual regular dividend. See further discussion of the OCEANs in note 8.

Emerging Accounting Matters

SOP 03-1

      In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Insurance Contracts and for Separate Accounts.” SOP 03-1 provides interpretive guidance on separate account presentation and valuation, accounting recognition for sales inducements, and classification and valuation of long-duration contract liabilities. The provisions of SOP 03-1 are effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of SOP 03-1 will not have a material effect on net income or stockholders’ equity in 2004.

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

      Credit risk is the risk that issuers of securities owned by the Company may default or be unable to repay an investment obligation. Credit risk also includes other parties, such as reinsurers, who may not be able to pay amounts due the Company. The Company attempts to minimize credit risk by adhering to a conservative investment strategy, holding a well diversified portfolio of assets to minimize concentrations and maintaining sound reinsurance and credit and collection policies.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	CLOSED BLOCK

      The Closed Block is presented on a pre-tax basis and accordingly does not include current or deferred taxes. Summarized financial information of the Closed Block as of December 31, 2003, 2002 and 2001 and for the years then ended is as follows:

	2003	2002	2001

	($ in thousands)
Change in policyowner dividend obligation:
Balance at beginning of year	$118,623	$61,486	$24,916
Impact on net income before income taxes	8,345	(287)	1,820
Unrealized investment gains (losses)	7,418	57,424	34,750

Balance at end of year	$134,386	$118,623	$61,486

Operations:
Insurance premiums	$211,966	$265,586	$220,291
Product charges	9,789	8,750	12,200
Net investment income	151,769	157,928	132,402
Realized/unrealized gains (losses) on investments	9,326	(2,400)	8,719
Policyowner benefits	(251,872)	(284,821)	(239,688)
Underwriting, acquisition and other expenses	(4,114)	(4,843)	(5,958)
Dividends to policyowners	(87,388)	(95,443)	(91,609)

Contribution from the Closed Block before income taxes	$39,476	$44,757	$36,357

Maximum future earnings from Closed Block assets and liabilities:
Beginning of year	$669,744	$715,611	$401,487
Pretax contribution from the Closed Block	(39,476)	(44,757)	(36,357)
Federal income taxes and other items funded by the Closed Block	54,143	14,553	5,336
Acquisition of Closed Block and related adjustment	—	(15,663)	345,145

Balance at end of year	$684,411	$669,744	$715,611

Liabilities:
Future life and annuity policy benefits	$2,845,365	$2,840,041	$2,835,423
Policyowner funds	9,232	4,400	4,656
Accrued expenses and other liabilities	44,473	44,295	69,678
Dividends payable to policyowners	173,703	147,177	154,139
Policy and contract claims	22,694	10,390	8,843
Policyowner dividend obligation	134,386	118,623	61,486

Total Liabilities	3,229,853	3,164,926	3,134,225

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

	($ in thousands)
Assets:
Fixed maturity securities available-for-sale at fair value	2,027,177	1,970,659	1,829,060
Mortgage loans	80,170	90,872	105,901
Policy loans	346,823	354,784	363,981
Other investments	—	1,047	4,653
Cash and cash equivalents	3,492	6,178	18,382
Accrued investment income	32,629	30,726	32,396
Premiums and fees receivable	55,134	16,999	22,414
Other assets	17	23,917	41,827

Total Assets	2,545,442	2,495,182	2,418,614

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$684,411	$669,744	$715,611

(3)	INVESTMENTS

Investment Assets

      The Company’s investments at December 31, 2003 and 2002, classified as securities available-for-sale, are summarized as follows:

	2003

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

	($ in thousands)
Fixed maturity securities available-for-sale:
Corporate bonds	$9,041,015	$500,180	$57,809	$9,483,386
U.S. government bonds	484,829	17,131	1,653	500,307
State and political subdivisions	64,574	2,844	1,431	65,987
Foreign government bonds	123,360	5,474	291	128,543
Asset-backed bonds	447,390	13,563	1,448	459,505
Collateralized mortgage-backed securities	931,824	21,874	2,694	951,004
Mortgage-backed bonds	1,835,775	27,657	7,950	1,855,482
Indexed debt instruments	404,383	—	8,258	396,125
Redeemable preferred stock	141,752	1	37,131	104,622

Total fixed maturities available-for-sale	$13,474,902	$588,724	$118,665	$13,944,961
Equity securities available-for-sale	72,796	2,468	374	74,890
Short-term investments available-for-sale	27,882	675	1	28,556

Total available-for-sale securities	$13,575,580	$591,867	$119,040	$14,048,407

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

	($ in thousands)
Fixed maturity securities available-for-sale:
Corporate bonds	$8,111,585	$510,062	$133,461	$8,488,186
U.S. government bonds	638,103	28,392	421	666,074
State and political subdivisions	45,336	4,633	—	49,969
Foreign government bonds	236,601	9,831	3,157	243,275
Asset-backed bonds	796,877	20,376	43,984	773,269
Collateralized mortgage-backed securities	639,236	36,760	365	675,631
Mortgage-backed bonds	2,248,055	72,721	278	2,320,498
Redeemable preferred stock	151,919	282	40,201	112,000

Total fixed maturities available-for-sale	12,867,712	683,057	221,867	13,328,902
Equity securities available-for-sale	62,602	1,163	420	63,345
Short-term investments available-for-sale	32,050	308	40	32,318

Total available-for-sale securities	$12,962,364	$684,528	$222,327	$13,424,565

      The amortized cost and estimated fair value of investments in available-for-sale fixed maturity securities at December 31, 2003, are summarized by stated maturity as follows:

	Amortized
	cost	Fair value

	($ in thousands)
Fixed maturities available-for-sale:
Due in 2004	$368,996	$375,403
Due in 2005 - 2009	3,408,594	3,637,022
Due in 2010 - 2014	4,667,741	4,824,264
Due after 2014	3,193,796	3,252,790
Mortgage-backed securities	1,835,775	1,855,482

	$13,474,902	$13,944,961

      The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      The Company holds investments in indexed debt instruments (IDIs) in which the principal is initially partially defeased by an obligation of a third party financial institution (institution) collateralized by U.S. Treasuries which will accrete to 50% of the original principal amount of the IDIs at maturity. The balance of the principal amount due at maturity is subject to a dynamic defeasance mechanism, which should provide a return of the initial investment. The instruments issued by the institutions are linked to the performance of a hedge fund or fund of funds. The annual income on these investments will be equal to the quarterly distribution of the hedge fund or fund of funds plus the change in the present value of anticipated distributions to be received at maturity and will be included in net investment income. Over the life of the IDIs, the income will be a function of the cumulative performance of the linked hedge fund or fund of funds and the return on any defeased portion of the investment. The quarterly distribution paid, if any, reduces the amount of future participation in the performance of the linked hedge fund or fund of funds. At maturity, the

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will take delivery of the referenced hedge fund interests and cash or U.S. Treasuries equal to the portion of the instruments that have been defeased, the total of which should equal or exceed the instruments’ principal amount. The investment purpose of these instruments is to enable the Company to obtain the return as if they had invested in hedge funds or fund of funds with dynamic principal protection. The instruments as of December 31, 2003 carried an A rating or better by Fitch.

      Included in equity securities available-for-sale is Federal Home Loan Bank of Des Moines (FHLB) capital stock amounting to $58.1 million and $50.3 million at December 31, 2003 and 2002, respectively. As a member of the FHLB, the Company is required to own the capital stock to utilize various FHLB financing and other services.

      At December 31, 2003 and 2002, investments in fixed maturity securities with a carrying amount of $39.6 million and $47.1 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

      At December 31, 2003, the Company held investments with Bear Stearns Company amounting to $170.7 million and AG Deutsche Bank amounting to $159.8 million. The investments are primarily IDIs. At December 31, 2002, no investment in any party exceeded 10% of stockholders’ equity.

      The Company also participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company receives a fee in exchange for the loan of securities and requires initial collateral equal to 102 percent of the market value of the loaned securities to be separately maintained. Securities with a market value of $154.6 million were on loan under the program and the Company has cash collateral under its control of $158.8 million at December 31, 2003. There were no securities on loan at December 31, 2002. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.

      Other investments include investments which are carried on the equity method of accounting. Distributions from such equity method investments amounted to $1.5 million, $0.8 million and $3.1 million in 2003, 2002 and 2001, respectively.

      Major categories of investment income are summarized as follows:

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Fixed maturity securities	$874,185	$880,112	$760,670
Equity securities	817	304	4,546
Mortgage Loans	74,739	77,592	64,723
Real estate	234	136	53
Policy loans	30,473	31,170	29,004
Other	36,612	25,256	27,599

Gross investment income	1,017,060	1,014,570	886,595
Investment expenses	15,146	13,313	13,421

Net investment income	$1,001,914	$1,001,257	$873,174

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and Unrealized Gains (Losses)

      Realized and unrealized gains and losses on investments and provisions for loan losses are summarized as follows:

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Securities available-for-sale:
Fixed maturity securities
Gross realized gains	$184,996	$141,687	$52,101
Gross realized losses	(143,097)	(236,063)	(75,295)
Equity securities
Gross realized gains	89	418	833
Gross realized losses	(211)	(155)	(12)
Other investments	(8,979)	(12,474)	(9,313)
Provision for loan losses	8,723	1,877	1,106
Realized/unrealized gains/(losses) on swaps	3,852	2,674	—
Realized/unrealized gains/(losses) on option assets	59,098	(42,942)	(54,186)

Realized/unrealized gains/(losses) on available-for-sale securities	104,471	(144,978)	(84,766)
Realized/unrealized gains/(losses) on held for trading securities	26,820	(4,941)	(5,863)

Total	$131,291	$(149,919)	$(90,629)

      The unrealized appreciation (depreciation) on invested assets available-for-sale is reported as a separate component of stockholders’ equity, reduced by adjustments to DAC, VOBA, future life and annuity policy benefits, and a provision for deferred income taxes. Unrealized appreciation (depreciation) attributable to the Closed Block amounting to $108.9 million at December 31, 2003, $101.4 million at December 31, 2002 and $44.0 million at December 31, 2001 has been included in dividends payable to policyowners.

      A summary of the components of the net unrealized appreciation (depreciation) on invested assets carried at fair value and other components of accumulated other comprehensive income is as follows:

	December 31,

	2003	2002

	($ in thousands)
Unrealized appreciation (depreciation)
Securities available-for-sale:
Fixed maturity securities	$470,059	$461,190
Equity securities	2,094	743
Short-term investments	674	268
Other investments	496	(3,538)
DAC and VOBA	(223,121)	(216,973)
Policy reserves and policyowner funds	(1,109)	1,402
Minimum pension liability adjustment	(10,468)	(5,475)
Policyowner dividend obligation	(108,860)	(101,441)
Deferred income taxes	(45,246)	(47,654)

	$84,519	$88,522

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in unrealized appreciation (depreciation) on fixed maturity securities was an increase of $8.9 million, an increase of $325.0 million and an increase of $158.8 million for the years ended December 31, 2003, 2002 and 2001, respectively; the corresponding amounts for equity securities was an increase of $1.4 million, an increase of $0.4 million and a decrease of $0.3 million, respectively.

      The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at December 31, 2003:

	Unrealized Loss as a Percentage of Market Value
	December 31, 2003

	($ in millions)

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
Total Temporarily Impaired Securities:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$1,618.3	$31.3	$275.5	$15.8	$118.0	$10.6	$2,011.8	$57.7
U.S. government bonds	156.5	1.7	0.4	—	—	—	156.9	1.7
State and political subdivisions	18.8	1.4	—	—	—	—	18.8	1.4
Foreign government bonds	51.2	0.3	—	—	1.3	—	52.5	0.3
Asset-backed bonds	74.1	0.5	4.6	—	18.5	1.0	97.2	1.5
CMBS	227.9	2.7	—	—	—	—	227.9	2.7
Mortgage-backed bonds	598.1	5.2	135.8	2.7	0.2	—	734.1	7.9
Indexed Debt Instruments	240.9	3.7	157.6	4.6	—	—	398.5	8.3
Redeemable preferred stock	—	—	—	—	104.6	37.1	104.6	37.1
Equity securities AFS	—	—	0.8	0.2	0.3	0.2	1.1	0.4
Short-term investments AFS	3.7	—	—	—	—	—	3.7	—

Total	$2,989.5	$46.8	$574.7	$23.3	$242.9	$48.9	$3,807.1	$119.0

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
Less Than 20% Underwater:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$1,618.3	$31.3	$275.5	$15.8	$109.8	$8.2	$2,003.6	$55.3
U.S. government bonds	156.5	1.7	0.4	—	—	—	156.9	1.7
State and political subdivisions	18.8	1.4	—	—	—	—	18.8	1.4
Foreign government bonds	51.2	0.3	—	—	1.3	—	52.5	0.3
Asset-backed bonds	74.1	0.5	4.6	—	18.5	1.0	97.2	1.5
CMBS	227.9	2.7	—	—	—	—	227.9	2.7
Mortgage-backed bonds	598.1	5.2	135.8	2.7	0.2	—	734.1	7.9
Indexed Debt Instruments	240.9	3.7	157.6	4.6	—	—	398.5	8.3
Equity securities AFS	—	—	0.8	0.2	—	—	0.8	0.2
Short-term investments AFS	3.7	—	—	—	—	—	3.7	—

Total	$2,989.5	$46.8	$574.7	$23.3	$129.8	$9.2	$3,694.0	$79.3

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized Loss as a Percentage of Market Value
	December 31, 2003

	($ in millions)

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
20%-50% Underwater:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$—	$—	$—	$—	$8.2	$2.4	$8.2	$2.4
Redeemable preferred stock	—	—	—	—	104.6	37.1	104.6	37.1
Equity securities AFS	—	—	—	—	0.3	0.2	0.3	0.2

Total	$—	$—	$—	$—	$113.1	$39.7	$113.1	$39.7

      There were no available-for-sale securities that were more than 50% underwater at December 31, 2003.

      The evaluation of other-than-temporary impairment (OTTI) for fixed income securities follows a three-step process of 1) screen and identify; 2) assess and document; 3) recommend and approve. In identifying potential OTTI’s, all securities that have a fair value less than 80% of amortized cost are screened. In addition, we monitor securities for general credit issues that have been identified and included on a watch list which may result in the potential impairment list including other securities that have a fair value at or greater than 80% of amortized cost. For asset backed securities, an impairment loss is established if the fair value of the security is less than amortized costs and there is an adverse change in estimated cash flows from the cash flows previously projected.

      The list of securities identified is subject to a formal assessment to determine if an impairment is other than temporary. Management makes certain assumptions or judgments in its assessment of potentially impaired securities including but not limited to:

•	Industry characteristics and trends, company to industry profile, quality of management

•	Financial conditions and trends including strength of balance sheet and financial liquidity

•	Significant events affecting the company and/or industry

•	Viability of the business model incorporating an evaluation of default probability and associated recoverable value

•	Length of time the fair value was below 80% of amortized cost

•	Ability and intent to retain the investment to maturity or for a sufficient period of time for it to recover

      If the determination is that the security is OTTI, it is written down to fair value. This is reviewed and approved by senior management. The difference between amortized cost and fair value is charged to net income.

      As of December 31, 2003, we have recorded impairments on twelve issuers of investments which were considered to be OTTI amounting to $21.0 million.

Variable Interest Entities

      The Company had investments in variable interest entities as described by FIN 46 as of December 31, 2002, most of which were sold in 2003. The following is a description of those interests for which the Company would have been considered primary beneficiary as well as those for which the Company would not have been the primary beneficiary. If an enterprise is considered to be a primary beneficiary, the variable interest entity would be consolidated upon adoption of FIN 46. During 2003, most of the investments for which the Company would have been considered a primary beneficiary were redeemed.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interests as Primary Beneficiary

      The Company held investments in trusts that contained a limited partnership interest and either U.S. treasury strips or Aaa/ AAA rated corporate strips as of December 31, 2002. The purpose of these entities was to enable the Company to invest in limited partnerships in a defeased form. The investments were made between 1998 and 2001. The Company’s carrying value of these fixed income investments was $463.9 million at December 31, 2002. The total assets of the entities at that date were $472.1 million. In addition to the Company’s interests, there were $8.2 million of minority interests. The holders of those minority interests had no recourse against the Company. No Company assets were used to collateralize any obligations. The Company’s maximum exposure to loss at December 31, 2002, was its carrying value of the investment. At December 31, 2003, an investment in a limited partnership, for which the Company provides indirect management functions to a non-registered investment company that invests in convertible securities, has been consolidated rather than carried as an equity method investment resulting in an increase in total assets, primarily fixed maturity securities, and total liabilities, in other liabilities, of $21.1 million and no change in stockholders’ equity or net income. There is no recourse to the Company by creditors of the partnership.

      The Company issued a $250 million collateralized bond obligation (CBO) in 1996 and 1997 and held interests in several of the tranches, most of which were held in trusts along with U.S. treasury strips. The purpose of the CBO was to securitize high yield bonds and earn a spread over the cost of the funds from the different tranches issued. The collateral for this transaction was high yield and emerging markets debt. The outstanding balance of all tranches was $203.3 million at December 31, 2002, of which third parties held $146.1 million. These third parties had no recourse against the Company. The total value of the CBO assets was $220.0 million at December 31, 2002. The total carrying value of the Company’s interests was $60.7 million at December 31, 2002. The face amount of these treasury strips exceeded the total carrying value of the Company’s interests. The remaining assets did not collateralize any obligation other than the tranches of the CBO. The CBO was liquidated in 2003.

Interests Not as Primary Beneficiary

      The Company holds residual interests in structures that contain first and second lien residential mortgages. The purpose of these structures is to provide a form of financing for the lender. The investments were made in 1999, 2000 and 2001. As of December 31, 2003 and 2002, the total assets of these structures are $168.6 million and $291.6 million, respectively. The Company’s maximum exposure to loss is its carrying value of the residual interests, which was $9.2 million and $22.1 million at December 31, 2003 and 2002, respectively.

      The Company held an investment in a limited partnership which was formed to construct multifamily housing. The investment was made in 2001 and terminated in 2003. As of December 31, 2002, the total assets of the partnership were approximately $45 million. The Company’s maximum exposure to loss was the carrying value of its asset which amounted to $10.4 million at December 31, 2002.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company’s outstanding derivative positions shown in notional or contract amounts, along with their carrying value and estimated fair values, are summarized as follows:

	December 31, 2003

	Notional	Carrying
	amount	value	Fair value

	($ in thousands)
Interest rate swaps	$616,500	$3,166	$3,166
Credit default swaps	150,000	599	599
Options	1,836,783	134,942	134,942

	$2,603,283	$138,707	$138,707

	December 31, 2002

	Notional	Carrying
	amount	value	Fair value

	($ in thousands)
Interest rate swaps	$849,000	$(5,571)	$(5,571)
Credit default swaps	145,000	(231)	(231)
Options	1,161,653	65,753	65,753

	$2,155,653	$59,951	$59,951

      The following table shows the maturities of derivative products as of December 31, 2003:

	Maturity Schedule by Year for Derivative Products

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013

	($ in thousands)
Interest rate swaps:
Notional amount	$177,500	$—	$—	$187,000	$—	$—	$—	$—	$252,000	$—
Weighted average:
Receive rate (A)	3.504%	3.379%	3.379%	3.379%	—	—	—	—	3.495%	—
Pay rate (B)	2.687%	3.313%	3.313%	3.313%	—	—	—	—	3.495%	—
Credit default swaps:
Notional amount	$80,000	$40,000	$—	$20,000	$10,000	$—	$—	$—	$—	$—
Weighted average:
Receive rate (C)	0.660%	0.600%	0.460%	0.460%	0.440%	—	—	—	—	—
Options:
Notional amount	$1,282,546	$438,324	$16,720	$10,706	$6,997	$5,905	$19,420	$22,263	$24,204	$9,698

(A)	The actual variable rates in the agreements are based on a constant maturity treasury (CMT) plus a spread and one-month LIBOR and the table assumes that such rates will remain constant at December 31, 2003, levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(B)	The actual rates in the agreements are either fixed or based on three-month LIBOR and the table assumes that such rate will remain constant at December 31, 2003 levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(C)	The actual rates in the agreements are fixed based on the amount of risk assumed at the time of the transaction.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has equity-indexed life and annuity products that guarantee the return of principal to the customer and credit interest based on certain indices, primarily the Standard & Poor’s 500 Composite Stock Price Index® (S&P 500 Index). A portion of the premium from each customer is invested in investment grade fixed income securities and is intended to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase call options to hedge the growth in interest credited to the customer as a direct result of increases in the related indices. The amounts to be paid or received pursuant to these agreements are accrued and recognized in income over the life of the agreements. Both call options held by the Company and the options embedded in the policy, which the Company has designated as a natural hedge, are valued at fair value. The change in fair value for the call options is included in realized/unrealized gains (losses) on investments and the change in fair value of the embedded options is included in policyowner benefits in the consolidated statements of income.

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

      To manage interest rate risk, the Company entered into interest rate swaps that effectively fixed the interest payments of a floating rate funding agreement liability and other interest swaps that hedged market risk from fixed income securities. These interest rate swap agreements were accounted for as cash flow and fair value hedges, respectively. Generally credit default swaps are coupled with a bond to synthetically create an investment cheaper than the equivalent instrument traded in the cash market.

      The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Free standing derivatives are recorded in the consolidated balance sheets at fair value in other investments and option derivatives embedded in equity-indexed products are marked to fair value and classified in the consolidated balance sheets as “policy reserves and policyowner funds.” This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions, other than natural hedges, are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When a determination is made that a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

      During 2003, 2002 and 2001, realized/unrealized gains (losses) on investments included an unrealized gain of $62.9 million, an unrealized loss of $40.0 million and an unrealized loss of $54.2 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed products. Additionally, an unrealized gain has been recognized amounting to $26.8 million, an unrealized loss of $5.2 million and an unrealized loss of $5.9 million for 2003, 2002, and 2001, respectively, from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to (increase) reduce contract liabilities for fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy annuity contracts of ($65.7) million, $28.8 million and $52.7 million in 2003, 2002 and 2001, respectively. In addition, basis swaps were terminated during 2001 and an increase in fair value of $1.8 million on those swaps were

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in net investment income. AOCI included an unrealized gain of $2.5 million, an unrealized gain of $3.4 million and an unrealized loss of $5.9 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during 2003, 2002 and 2001, respectively. In 2002, the Company undesignated a cash flow hedge and is now amortizing the amount in AOCI to earnings over the remaining life of the swap, which amounted to $3.8 million and $4.4 million expense in 2003 and 2002, respectively, from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability. The Company estimates that $0.6 million after-tax of derivative losses included in AOCI will be reclassified into earnings within the next twelve months. The ineffectiveness of the interest rate swap cash flow hedge was not considered significant for 2001, 2002 or 2003.

      The following table summarizes the income (loss) impact of the market value adjustment on trading securities and derivatives and the cash flow hedge amortization:

	Year Ended December 31, 2003

	Total Return	Equity Linked
	Products	Products	Other	Total

	($ in thousands)
Fixed maturity securities held for trading	$24,593	$—	$2,227	$26,820
Options	—	58,711	4,238	62,949
Equity-indexed and total return strategy liabilities	(17,894)	(50,454)	2,607	(65,741)
Cash flow hedge amortization	—	—	(3,827)	(3,827)
DAC amortization impact of net adjustments above	751	(4,563)	(3,231)	(7,043)

Pre-tax total	7,450	3,694	2,014	13,158
Income taxes	(2,607)	(1,293)	(705)	(4,605)

After-tax total	$4,843	$2,401	$1,309	$8,553

	Year Ended December 31, 2002

	Total Return	Equity Linked
	Products	Products	Other	Total

	($ in thousands)
Fixed maturity securities held for trading	$(4,349)	$—	$(841)	$(5,190)
Options	—	(42,693)	2,674	(40,019)
Equity-indexed and total return strategy liabilities	(10,816)	39,595	(20)	28,759
Cash flow hedge amortization	—	—	(4,351)	(4,351)
DAC amortization impact of net adjustments above	(789)	(1,418)	488	(1,719)

Pre-tax total	(15,954)	(4,516)	(2,050)	(22,520)
Income taxes	5,584	1,581	717	7,882

After-tax total	$(10,370)	$(2,935)	$(1,333)	$(14,638)

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	Total Return	Equity Linked
	Products	Products	Other	Total

	($ in thousands)
Fixed maturity securities held for trading	$(6,113)	$—	$250	$(5,863)
Options	—	(54,186)	—	(54,186)
Equity-indexed and total return strategy liabilities	(1,353)	54,100	—	52,747
DAC amortization impact of net adjustments above	—	(1,664)	—	(1,664)

Pre-tax total	(7,466)	(1,750)	250	(8,966)
Income taxes	2,613	612	(87)	3,138

After-tax total	$(4,853)	$(1,138)	$163	$(5,828)

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

      The Financial Accounting Standards Board’s Derivatives Implementation Group issued DIG Issue B36 which applies to modified coinsurance and coinsurance with funds withheld arrangements where interest is determined by reference to a pool of fixed maturity assets or a total return debt index. Such arrangements in which funds are withheld by the ceding insurer cause the reinsurer to recognize a receivable from the ceding insurer as well as a liability representing reserves for the insurance coverage assumed under the reinsurance arrangements. The terms of the ceding company’s payable provide for the future payment of principal plus a rate of return on either its general account assets or a specified block of those assets which is typically composed of fixed-rate debt securities. DIG Issue B36 considers the payable from the ceding company to contain an embedded derivative that must be bifurcated and accounted for separately under SFAS 133. We adopted DIG Issue B36 on October 1, 2003, which included establishing an embedded derivative liability of $6.5 million and the reclassification of certain securities supporting the products being reinsured from available-for-sale to held for trading. The net cumulative effect of the change in accounting for DIG Issue B36 was a decrease of $2.0 million ($1.3 million after-tax) in net income and a decrease of $5.2 million in accumulated other comprehensive income (AOCI), net of tax. The basic and diluted earnings per common share for the cumulative effect of the change in accounting for derivatives in accordance with DIG Issue B36 amounted to $0.03 for 2003.

      Effective January 1, 2001, the Company adopted SFAS 133 which requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be reported on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(5)	MORTGAGE LOANS

      Mortgage loans consisted of the following:

	December 31,

	2003	2002

	($ in thousands)
Single-family real estate	$122,486	$1,671
Multi-family real estate	76,151	63,805
Commercial real estate	775,338	831,607
Commercial	1,247	1,324

	975,222	898,407
Allowance for credit losses	(6,650)	(15,373)

	$968,572	$883,034

      The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. At December 31, 2003, the states with the highest concentration of mortgage loans were Texas, Florida, Ohio and California with principal balances of $129.7 million, $114.5 million, $87.5 million and $83.3 million, respectively.

      The amounts the Company will ultimately realize from these loans could differ materially from their carrying values because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans and leases. As of December 31, 2003, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured.

      No mortgage loan on any one individual property exceeded $9.0 million at December 31, 2003 and 2002.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Provisions for losses are summarized as follows:

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Balance at beginning of year	$15,373	$17,250	$15,671
Charge offs, net of recoveries	—	—	(3,690)
Acquired during the year	—	—	6,375
Provision for losses	(8,723)	(1,877)	(1,106)

Balance at end of year	$6,650	$15,373	$17,250

      Write downs on loans sold or transferred to real estate fluctuate between periods in relation to foreclosure activity and the related underlying collateral values.

(6)	DEFERRED POLICY ACQUISITION COSTS

      A summary of the policy acquisition costs deferred and amortized are as follows:

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Balance at beginning of year	$983,445	$672,690	$404,143
Policy acquisition costs deferred	391,583	389,035	318,653
Policy acquisition costs amortized	(119,040)	(67,698)	(49,379)
Reclassification of deferred VOBA expense	—	(10,582)	—
Amortization of cumulative effect of change in accounting for derivatives	—	—	(727)

	1,255,988	983,445	672,690
Unrealized gain on available-for-sale securities	(135,858)	(99,206)	(30,010)

Balance at end of year	$1,120,130	$884,239	$642,680

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	VALUE OF BUSINESS ACQUIRED

      A summary of VOBA established and amortized is as follows:

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Balance at beginning of the year	$571,926	$614,028	$479,695
VOBA established during the year	9,219	19,183	6,422
Amortization of VOBA asset	(74,300)	(71,867)	(83,520)
Amortization of cumulative effect of change in accounting for derivatives	—	—	(400)
Acquired during the year	—	—	211,831
Reclassification from deferred DAC expense	—	10,582	—

	506,845	571,926	614,028
Unrealized gain on available-for-sale securities	(87,263)	(117,767)	(30,199)

Balance at end of year	$419,582	$454,159	$583,829

      Amortization is recognized in proportion to expected future gross profits over a 20 year period and is based on the average interest crediting rates which range from 3.07% to 7.00% for 2003 and over the next five years. Interest accrued on the unamortized VOBA amounted to $30.8 million, $32.1 million and $28.5 million in 2003, 2002 and 2001, respectively, which is netted with the VOBA amortization expense.

      The estimated amortization for in force business for the next five years is as follows ($ in thousands):

2004	$56,437
2005	52,912
2006	51,079
2007	46,581
2008	43,026

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	NOTES PAYABLE

      Notes payable consist of the following:

	December 31,

	2003	2002

	($ in thousands)
Optionally Convertible Equity-linked Accreting Notes due on March 6, 2032(A)	$187,723	$186,233
PRIDES notes(B)	143,750	—
Senior notes bearing interest at 6.95% due June 2005	125,000	125,000
AmerUs Capital I 8.85% Capital Securities Series A due February 1, 2027(C)	50,755	48,095
Revolving credit agreement due December 2007 (D)	27,000	113,000
Surplus notes bearing interest at 8.66% due on April 11, 2011(E)	25,000	25,000
Federal Home Loan Bank community investment long-term and short-term advances with a weighted average interest rate of 3.04% at December 31, 2003 and 6.37% at December 3, 2002 maturing at various dates through June 12, 2012(F)	36,873	13,871
AmerUs Capital II 7.00% Quarterly Income Preferred Securities due July 27, 2003	—	154

	$596,101	$511,353

(A)	On March 6, 2002, the Company issued $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price (subject to adjustment) of $37.60 per share only if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30-day trading period or in certain other limited circumstances. The yield on the OCEANs (without taking into account contingent interest) is 3.83% per annum compounded semiannually through March 6, 2007 and 2.28% per annum compounded semiannually from March 6, 2007 through maturity. A portion of the yield is paid semiannually at a rate of 2.00% per annum on the issue price. The difference between the yield and the interest paid is accreted to the OCEANs principal. In addition, contingent interest will be paid quarterly based on the regular cash dividend on the Company’s common stock. The Company has agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to the Company’s capital stock during any period in which the stated interest on the OCEANs has been deferred.

(B)	On May 28, 2003, the Company issued $125.0 million of PRIDES which were registered on Form S-3 filed with the Securities and Exchange Commission. On June 5, 2003, the underwriters exercised their over- allotment option in full and the Company issued an additional $18.8 million of PRIDES. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase the Company’s common stock. The note has a minimum term of 4.75 years, which may be extended by the Company in certain circumstances. The PRIDES have quarterly payments of interest at an annual rate of 5.5% and quarterly contract adjustment payments at an annual rate of 0.75%, both payable on February 16, May 16, August 16, and November 16 of each year, commencing August 16, 2003. Under the purchase contract, holders of each contract are required to purchase the Company’s common stock on the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of the Company’s common stock at the settlement date. The value of the common stock to be issued upon settlement of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of the Company’s common stock (which is

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. The present value of the contract adjustment payment, amounting to $2.9 million, has been reflected as an other liability with a corresponding charge to additional paid-in capital. Subsequent contract adjustment payments will be allocated between the liability and interest expense based on a constant rate over the life of the PRIDES. Expenses incurred with the offering were allocated between the senior notes and the purchase contracts. The expenses allocated to the senior notes, amounting to $0.8 million, have been capitalized and will be recognized as interest expense over the term of the notes. The expenses allocated to the purchase contracts, totaling $4.4 million, was charged to additional paid-in capital. The Company has agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to the Company’s capital stock during any period in which the contract adjustment payments to holders have been deferred.

(C)	The Capital Securities were issued through a wholly-owned subsidiary trust, AmerUs Capital I. The sole asset of the trust is the junior subordinated debentures of the Company in the principal amount of $88.66 million with interest at 8.85% maturing February 1, 2027. The Company has fully and unconditionally guaranteed the obligation of the trust under the Capital Securities and is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007. On March 26, 2002, $20.8 million of the Capital Securities were repurchased which did not result in a material gain. Dividends on capital stock cannot be paid until all accrued interest on the Capital Securities has been paid. AmerUs Capital I is a finance subsidiary which was deconsolidated in accordance with FIN 46 in 2003, as the securities holders are considered the primary beneficiaries rather than AmerUs Group Co. The deconsolidation of AmerUs Capital I resulted in an increase in total assets and total liabilities of $2.7 million and no change in stockholders’ equity or net income.

(D)	The revolving credit agreement provides for a maximum borrowing of $200 million with the balance maturing in December 2007. The interest rate is variable; however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

(E)	Payment of interest and principal on the surplus note, may only be paid from ILIC’s earnings, subject to approval by the Indiana Department of Insurance.

(F)	The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). The carrying value of the securities pledged to the FHLB under all agreements was $38.7 million at December 31, 2003.

      Maturities of notes payable are as follows for each of the next five years is as follows ($ in thousands):

Year ending December 31,
2004	$24,103
2005	125,606
2006	647
2007	27,690
2008	144,487
Thereafter	273,568

$596,101

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	INCOME TAXES

      Comprehensive federal income tax expense (benefit) is summarized as follows:

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Income tax expense (benefit)
Continuing operations	$78,610	$28,375	$39,522
Other comprehensive income	647	40,844	14,645
Cumulative effect of change in accounting	(698)	—	4,202
Discontinued operations	1,238	1,389	859

	$79,797	$70,608	$59,228

      The effective income tax rate on pre-tax income varies from the prevailing corporate federal income tax rate and is summarized as follows:

	Years ended December 31,

	2003	2002	2001

Corporate federal income tax rate	35.00%	35.00%	35.00%
Acquisitions costs and reorganization expenses	—	0.53%	0.64%
Net benefit of tax credits	—	(0.19%)	(1.59%)
Goodwill amortization	—	—	2.37%
Dividend received deduction	(0.80%)	(0.42%)	(1.23%)
Tax exempt income	(2.14%)	(5.37%)	(2.50%)
Other items, net	0.80%	2.28%	0.42%

Effective tax rate	32.86%	31.83%	33.11%

      The Company’s federal income tax expense (benefit) from continuing operations is summarized as follows:

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Current	$11,841	$41,958	$43,661
Deferred	66,769	(13,583)	(4,139)

Total income tax expense	$78,610	$28,375	$39,522

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of net deferred income tax assets (liabilities) are summarized as follows:

	December 31,

	2003	2002

	($ in thousands)
Deferred income tax assets:
Policy reserves, policyowner funds and dividends	$728,015	$699,964
DAC and VOBA related to unrealized appreciation on available-for-sale securities and investments reflected in AOCI	78,092	75,941
Employee benefits and deferred compensation	26,202	22,024
Credit carryover	62,738	58,607
Other	5,989	21,063

Total gross deferred income tax asset	901,036	877,599
Valuation allowance	15,773	15,773

	885,263	861,826

Deferred income tax liabilities:
DAC	(333,321)	(246,214)
Net unrealized appreciation on available-for-sale securities and investments reflected in AOCI	(123,339)	(123,595)
VOBA	(178,204)	(200,175)
Reinsurance receivables	(246,979)	(265,856)
Other invested assets	(55,872)	(36,800)
Other	(28,409)	(5,685)

Total gross deferred income tax liability	(966,124)	(878,325)

Net deferred income tax asset (liability)	$(80,861)	$(16,499)

      The Company is required to establish a “valuation allowance” for any portion of the deferred tax asset that management believes will not be realized. A valuation allowance has been established at December 31, 2003 and 2002 for certain credit carryovers which may not be realized.

      Federal income tax returns for the Company for years through 1996 are closed to further assessment of taxes. The Internal Revenue Service is examining federal income tax returns of the Company for 1997 through 2001. Management believes adequate provisions have been made for any additional taxes which may become due with respect to open years.

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

      In addition, ILICO had a noncontributory defined benefit pension plan, which generally covered all qualified employees that had attained the age of twenty-one. Benefits were based on years of service and compensation levels during employment. All plan assets consisted primarily of deposit administration funds

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and group annuity contracts held by ILICO. The Company froze the plan effective December 31, 2001 and merged this plan into the Company’s defined benefit pension plan. Effective January 1, 2002, the plan participants are included in the Company’s defined contribution savings and retirement plan.

      The Company also has nonqualified defined benefit pension plans to provide supplemental retirement benefits to certain agents and executives. The measurement date for all defined benefit plans is December 31. The Company expects to contribute $0.6 million for the defined benefit plans in 2004. The defined benefit plans’ funded status, reconciled to amounts recognized in the consolidated financial statements is as follows:

	December 31,

	2003	2002

	($ in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$79,913	$78,619
Service cost	—	—
Interest cost	5,178	5,368
Actuarial loss	5,604	1,131
Settlements and termination benefits	1,570	—
Actual benefits paid	(5,354)	(5,205)

Benefit obligation at end of year	$86,911	$79,913

Change in plan assets:
Fair value of plan assets at beginning of year	$67,713	$68,550
Actual return on plan assets	5,523	3,766
Company contribution	633	602
Benefits paid and transfers	(5,354)	(5,205)

Fair value of plan assets at end of year	$68,515	$67,713

Reconciliation of funded status
Accumulated benefit obligation	$(86,911)	$(79,913)

Projected benefit obligation	$(86,911)	$(79,913)
Market value of plan assets	68,515	67,713

Funded status	(18,396)	(12,200)
Unrecognized transition obligation	(4)	(5)
Unrecognized prior service cost	415	391
Unrecognized net loss	10,488	5,547

Prepaid (accrued) benefit cost	$(7,497)	$(6,267)

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

	($ in thousands)

Amounts recognized in the consolidated balance sheet consist of:
Liabilities
Accrued pension cost	$(9,385)	$(7,762)
Additional minimum liability	(10,899)	(5,932)
Assets
Prepaid pension cost	1,888	1,495
Intangible asset	431	457
Accumulated other comprehensive income	10,468	5,475

Net prepaid (accrued) pension cost	$(7,497)	$(6,267)

Weighted-average assumptions used to determine obligations at December 31:
Discount rate	6.00%	6.50%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used to determine net periodic pension cost for fiscal year:
Discount rate	6.50%	6.50%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$1,035
Interest cost	5,178	5,368	4,154
Expected return on plan assets	(4,905)	(4,934)	(4,064)
Amortization of transition obligation	(1)	(1)	(1)
Amortization of prior service cost	(24)	(49)	(49)
Amortization of actuarial loss	44	39	—

Net periodic benefit cost	$292	$423	$1,075
Settlement cost	1,570	—	—

Total expense	$1,862	$423	$1,075

      Three of the defined benefit pension plans, with liabilities of $9.4 million, do not have separate plan assets. The frozen pension plan, which has a prepaid benefit cost of $1.9 million at December 31, 2003 has plan assets.

      The expected return on plan assets is determined based on long-term investment yields effective at the valuation date. The Moody’s Aa bond rate, for example, is used as a benchmark to determine a rate of return. Past rate assumptions are compared to historical experience to identify potential adjustments to the estimated return.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The objectives of the plan assets are to provide adequate returns for inflation protection and to meet future increases in benefit payments that are expected to occur as additional participants reach eligibility to draw benefits. These long-term liabilities are funded through a mix of bonds and equity securities. The fair value of plan assets at December 31, 2003 is as follows:

	($ in thousands)	% of total

Corporate bonds	$54,958	80.2%
Equity securities	8,441	12.3%
Cash and cash equivalents	4,357	6.4%
Accrued investment income	759	1.1%

Benefit obligation at end of year	$68,515	100.0%

Defined Contribution Pension Plans

      The Company has a defined contribution savings and retirement plan. Company contributions are non-discretionary and consist of a matching contribution of an amount equal to 125 percent of the first 4 percent of employee contributions and an annual core contribution of an amount equal to 4 percent of annual employee compensation. The Company uses a combination of cash and Company common stock for the annual contribution. The shares for this purpose are provided by the Company’s Employee Stock Ownership Plan (ESOP). Compensation expense for the employer match and annual contribution amounted to $5.4 million, $5.3 million and $4.2 million, including $1.6 million, $1.3 million and $0.9 million of ESOP compensation expense, in 2003, 2002 and 2001, respectively.

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

Leveraged Employee Stock Ownership Plan

      The Company has a leveraged ESOP. The shares of the ESOP are used to fund a portion of the annual core contribution savings and retirement plan. The ESOP was originally sponsored by AmVestors, an acquired subsidiary of the Company. The ESOP acquired AmVestors stock, which was subsequently exchanged for the Company’s stock, through the proceeds of a note payable to American, a subsidiary of AmVestors. The note was repaid in December 2002. During 2002, the ESOP purchased 80,000 shares of the Company’s stock which was funded by an employer loan from the Company.

      The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, as unallocated shares are allocated, compensation expense, or a reduction in the annual defined contribution savings and retirement plan liability, is reported equal to the current market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $1.6 million, $1.3 million and $0.9 million for 2003, 2002 and 2001, respectively.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The ESOP shares were as follows:

	Years ended December 31,

	2003	2002	2001

Allocated shares	293,278	259,671	211,987
Unallocated shares	—	45,773	12,912

Total ESOP shares	293,278	305,444	224,899

Fair market value of unallocated shares (in thousands)	$—	$1,294	$463

Deferred Compensation Plans

      The Company has deferred compensation plans covering certain agents, directors and officers in addition to the defined benefit plans previously described. Accumulated benefits of these plans are unfunded and are included in other liabilities at December 31, 2003 and 2002, amounting to $76.0 million and $75.5 million, respectively. Total deferred compensation plan expense for these plans amounted to $12.7 million, $6.5 million and $9.3 million for 2003, 2002 and 2001, respectively.

Postretirement Benefit Plans

      The Company has postretirement benefit plans which provide eligible participants and dependents with certain medical, dental and life insurance benefits. The medical and dental plans are contributory with participants’ contributions adjusted annually. The life insurance benefits are noncontributory. The Company expects to contribute $1.6 million to the postretirement benefit plans in 2004. The plans’ obligations and funded status, using a measurement date of December 31, reconciled to amounts recognized in the consolidated financial statements are as follows:

	December 31,

	2003	2002

	($ in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$16,239	$14,698
Service cost	283	345
Interest cost	1,021	1,087
Plan participants’ contributions	469	332
Actuarial (gain) loss	1,270	2,153
Curtailments	—	(796)
Actual benefits paid	(1,635)	(1,580)

Benefit obligation at end of year	$17,647	$16,239

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	1,166	1,248
Plan participant contribution	469	332
Benefits paid	(1,635)	(1,580)

Fair value of plan assets at end of year	$—	$—

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

	($ in thousands)

Reconciliation of funded status:
Accumulated postretirement benefit obligation	$(17,647)	$(16,239)
Market value of plan assets	—	—

Funded status	$(17,647)	$(16,239)
Unrecognized prior service cost	454	518
Unrecognized net (gain)	2,293	1,022

Accrued benefit cost	$(14,900)	$(14,699)

Weighted-average assumptions for year end obligation determination as of December 31:
Discount rate	6.00%	6.50%
Initial weighted health care cost trend rate	12.00%	10.40%
Ultimate health care cost trend rate	5.00%	5.00%
Years to ultimate trend	7	9
Weighted-average assumptions for expense determination for fiscal year:
Discount rate	6.50%	7.00%
Initial weighted health care cost trend rate	10.40%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%
Years to ultimate trend	9	10

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Components of net periodic benefit cost:
Service cost	$283	$345	$204
Interest cost	1,021	1,087	792
Amortization of prior service cost	64	63	53
Amortization of net (gain)	—	—	(61)

Net periodic benefit cost	$1,368	$1,495	$988

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2003:

	1% Point	1% Point
	Increase	(Decrease)

	($ in thousands)
Effect on total of service and interest cost components	$56.2	$(50.9)
Effect of postretirement benefit obligation	$944.1	$(841.7)

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. In accordance with FASB Staff Position (FSP) No. FAS 106-1, the Company has elected to defer recognition of the effects, if any, of the Act in its disclosures as of December 31, 2003 as the Company has not yet determined the impact, if any, on its plan. Specific authoritative guidance regarding

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition of the effects is pending. According to the FSP, that guidance, when issued, could require the Company to change previously reported information.

(11)	REINSURANCE

      The Company has indemnity reinsurance agreements with various companies whereby life insurance in excess of its retention limits is reinsured. The Company’s retention of the net amount at risk is generally between $150,000 and $500,000. Insurance in force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 2003 and 2002, totaled approximately $63.7 billion and $59.7 billion, respectively. The Company has entered into modified coinsurance arrangements to cede between 70% and 80% of certain annuity products. Under this arrangement, the Company transfers the risks and rewards of the business to the assuming company; however, the ceding company retains the assets and liabilities associated with the business.

      Net premiums and amounts earned were as follows:

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Direct premiums and amounts assessed against policyholders	$377,588	$419,503	$373,421
Reinsurance assumed	45,854	49,544	26,351
Reinsurance ceded	(126,254)	(117,747)	(93,867)

Net premiums and amounts earned	$297,188	$351,300	$305,905

      Reinsurance recoveries on ceded reinsurance contracts were $222.1 million, $134.2 million and $98.4 million during 2003, 2002 and 2001, respectively.

(12)	COMMITMENTS AND CONTINGENCIES

      At December 31, 2003, the Company is obligated to make future capital contributions to various partnerships of up to $1.3 million. In addition, at December 31, 2003, the Company had loan guarantees which totaled approximately $1.3 million.

      The Company has an agreement with Bank One, N.A. whereby the Company guarantees the payment of loans made to certain of the Company’s managers and executives for the purpose of purchasing Common Stock pursuant to the Stock Purchase Program. The liability of the Company in respect of the principal amount of loans is limited to $3.3 million as of December 31, 2003, which is due to be repaid in March 2004. The Company has also guaranteed interest and all other fees and obligations owing on the loans. Each participant in the program has agreed to repay the Company for any amounts paid by the Company under the guarantee in accordance with a reimbursement agreement entered into between the participant and the Company.

      AmerUs and its joint venture partner are contingently liable in the event Ameritas Variable Life Insurance Company (AVLIC) cannot meet its obligations. At December 31, 2003, AVLIC had statutory assets of $2,379 million, liabilities of $2,282 million, and surplus of $97 million.

      The Company leases office space under various operating leases with terms through 2007. Rental expense for operating leases amounted to $5.4 million, $5.3 million and $4.8 million in 2003, 2002 and 2001,

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. At December 31, 2003, future minimum annual lease commitments under these non-cancelable operating leases were as follows ($ in thousands):

Year ending December 31,
2004	$6,131
2005	5,596
2006	3,029
2007	2,465
2008	872
Thereafter	570

$18,663

      In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings, arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to these claims and legal actions, would have no material effect on its results of operations and financial position.

(13)	STOCKHOLDERS’ EQUITY

      Generally, the stockholders’ equity of the Company’s insurance subsidiaries available for distribution to the Company is limited to the amounts that the insurance subsidiaries’ net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 2004, the Company’s insurance subsidiaries can distribute approximately $78 million in the form of dividends to the Company without prior approval of such regulatory authorities.

Stock Option Plans

      The Company has four stock incentive plans authorizing the issuance of incentive and non-qualified stock options to employees, officers and non-employee directors of the Company. The Company has reserved 4,650,000 shares of Common Stock for issuance under these plans.

      In conjunction with the acquisition of AmVestors, the Company has two additional plans in which no additional shares may be granted. They are a non-qualified stock option plan and an incentive stock option plan.

      The date of grant and the term of the option may not be longer than ten years. The 2003 stock incentive plan, which has 1,500,000 of Common Stock reserved, provides for a five-year vesting schedule with one-fifth of the options granted vesting at the end of each of the five years. Generally, the remaining option plans have a three-year vesting schedule with one-third of the options granted vesting at the end of each of the three years.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option plan follows:

	Years Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding, beginning of year	2,735,363	$27.64	2,370,134	$24.64	1,942,054	$22.65
Granted at market price	531,082	27.03	626,086	37.95	776,250	31.73
Exercised	(131,065)	17.10	(151,501)	22.87	(169,778)	24.99
Forfeited	(610)	32.26	(109,356)	26.90	(178,392)	33.66

Outstanding, end of year	3,134,770	$27.91	2,735,363	$27.64	2,370,134	$24.64

Exercisable, end of year	2,159,777	$26.48	1,859,471	$24.99	1,329,557	$23.35

      The following table summarizes information about stock options outstanding under the Company’s option plan as of December 31, 2003:

Options Outstanding

		Weighted	Weighted
Range	Remaining	average	average
of exercise	options	contractual	exercise
prices	outstanding	life in years	price

$11.98 - $15.96	32,946	1.0	$15.63
$15.97 - $19.95	209,430	2.3	19.14
$19.96 - $23.94	724,656	5.8	20.56
$23.95 - $27.93	864,082	6.7	27.25
$27.94 - $31.92	599,268	6.8	30.20
$31.93 - $35.91	141,286	7.4	35.10
$35.92 - $39.90	563,102	7.9	38.09

	3,134,770	6.4	$27.91

      The following table summarizes information about stock options exercisable under the Company’s option plan as of December 31, 2003:

Options Exercisable

		Weighted
Range		average
of exercise	Options	exercise
prices	exercisable	price

$11.98 - $15.96	32,946	$15.63
$15.97 - $19.95	209,430	19.14
$19.96 - $23.94	724,656	20.56
$23.95 - $27.93	379,500	27.83
$27.94 - $31.92	455,442	30.28
$31.93 - $35.91	74,667	35.48
$35.92 - $39.90	283,136	38.05

	2,159,777	$26.48

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans for employees, officers and non-employee directors. Accordingly, no compensation expense has been recognized for its option plans. See note 1 for pro forma information if the Company had applied the fair value recognition provisions of SFAS 123.

      For pro forma purposes, the fair value of options granted was estimated on the date of grant using the Black-Scholes pricing model with an expected life equal to the contractual expiration and the following weighted average assumptions:

	2003	2002	2001

Expected Volatility	34.00%	32.00%	32.00%
Risk-free Interest Rate	4.31%	5.39%	5.36%
Dividend Yield	1.48%	1.06%	1.27%
Weighted average fair value of options granted	$11.43	$17.57	$14.33

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

      Non-vested stock and compensation expense information is as follows:

	Years Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	shares	price	shares	price	shares	price

Outstanding, beginning of year	31,927	$33.51	51,635	$29.36	30,835	$24.35
Granted at market price	36,110	27.39	13,149	33.70	34,803	33.78
Exercised	(10,663)	33.15	(23,857)	24.66	(14,003)	29.32
Forfeited	—	—	(9,000)	33.45	—	—

Outstanding, end of year	57,374	$29.72	31,927	$33.51	51,635	$29.36

Compensation expense ($ in thousands)		$521		$554		$648

Stock Appreciation Rights

      As part of the stock incentive plans for employees and non-employees, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant stock appreciation rights (“SARs”) to non-employees. Issuance of SARs is made at the sole discretion of the Human Resources and Compensation Committee of the Board of Directors. The terms and conditions under this plan are the same as under the employee stock incentive plans.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s SARs are summarized as follows:

	Years Ended December 31,

	2003		2002		2001

	Number	Weighted	Number	Weighted	Number	Weighted
	of	average	of	average	of	average
	shares	value	shares	value	shares	value

Outstanding, beginning of year	46,400	$27.28	39,233	$24.58	25,000	$22.22
Granted at market price	16,000	27.80	12,000	35.30	16,900	27.77
Exercised	(7,833)	21.80	(2,833)	22.06	(1,668)	22.73
Forfeited	—	—	(2,000)	29.85	(999)	22.67

Outstanding, end of year	54,567	$28.20	46,400	$27.28	39,233	$24.58

Compensation expense ($ in thousands)		$166		$(140)		$179

MIP Deferral

      The Company has a MIP deferral plan under which eligible employees can elect to defer their year-end cash bonuses. The Human Resources and Compensation Committee of the Board of Directors determines each year the maximum amount of deferral and percentage of match by the Company. Employees can defer up to 100% of incentive payments received (50% for bonuses received prior to May 10, 2001). Participant deferrals are 50% matched by the Company up to a maximum match of $10,000 in 2003 and a maximum match of $20,000 in 2002 and 2001. The total deferrals, including participant deferrals and Company match, have a restriction period of three years during which the deferrals cannot be paid out except for certain specified events.

      Prior to 2003, deferrals and match amounts were valued based on the fair value of a share of the Company’s common stock and at settlement were paid in cash. Beginning in 2003, deferrals and match amounts are used to purchase units equal in value to a share of the Company’s common stock. Shares of common stock are distributed at the end of the restriction period. At December 31, 2003, the value of the vested and partially vested units outstanding amounted to $0.7 million which is included in unearned compensation in stockholders’ equity in the consolidated balance sheet.

Stock Warrants

      In conjunction with the acquisition of AmVestors, the Company had outstanding warrants to purchase shares of the Company’s Common Stock. The warrants were exercisable at $24.42 per share and expired on April 2, 2002. The Company’s stock warrant activity is summarized as follows:

	Years Ended December 31,

	2002	2001

Warrants outstanding, beginning of year	347,262	473,596
Exercise of warrants	(344,154)	(126,334)
Forfeiture of warrants	(3,108)	—

Warrants outstanding, end of year	—	347,262

Compensation expense ($ in thousands)	$—	$—

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	STATUTORY ACCOUNTING PRACTICES

      The Company’s insurance subsidiaries had statutory net income of approximately $60 million for 2003, statutory net loss of $30 million for 2002 and statutory net loss of $7 million for 2001. The Company’s insurance subsidiaries’ statutory surplus and capital was approximately $828 million and $797 million at December 31, 2003 and 2002, respectively. The minimum capital and surplus requirements are met in all the states in which the insurance subsidiaries are domiciled.

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

      On May 18, 2001, the Company completed the acquisition of ILICO for an amount of cash, policy credits and shares of the Company’s common stock equal to the value of 9.3 million shares of the Company’s common stock. The purchase price totaled a value of approximately $326 million. The acquisition was accounted for using the purchase method of accounting and accordingly the total purchase price was allocated to the assets and liabilities of ILICO based on the relative fair values as of May 18, 2001, with the excess of the purchase price over the fair value of the assets acquired less the fair value of the liabilities assumed recorded as goodwill. The operations of ILICO for the period subsequent to May 18, 2001 have been included in the consolidated statement of income of the Company.

      Demutualization costs for the ILICO demutualization of $1.0 million have been included in expenses in 2001. These costs consisted primarily of legal, actuarial and consulting expenses associated with the Company’s and ILICO’s demutualizations. As a requirement of ILIC’s demutualization, the Company undertook a commission-free program under which shareholders with less than one hundred shares were permitted to redeem those shares for cash or purchase additional shares, commission-free, to reach a holding of at least one hundred shares. The 2002 costs amounting to $1.2 million were primarily for commissions, postage and printing under this program.

      On March 28, 2001, ALIC acquired an additional 5% ownership interest in AMAL Corporation (AMAL) for $7.2 million increasing its ownership to 39%. During 2002, AVLIC made additional contributions to AMAL which diluted ALIC’s ownership percentage in AMAL to 34%. In December 2002, both Ameritas and ALIC contributed additional cash, amounting to $5 million by ALIC, which maintained ALIC’s 34% ownership.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	RESTRUCTURING CHARGES

      During the third quarter of 2001, the Company began consolidating various functions in connection with a restructuring of its protection products and accumulation products operations and investment activities. The objective of the restructuring plan was to eliminate duplicative functions for all business units and to reduce ongoing costs. Corporate administrative functions were transitioned so they are performed primarily in Des Moines, Iowa. Protection products administration processes were transitioned so they are performed primarily in Des Moines; Woodbury, New York; or outsourced. Accumulation products functions were transitioned so they are primarily performed in Topeka, Kansas. Investment activities were restructured to eliminate certain real estate management services which have been outsourced.

      The Company listed its office building located in Indianapolis, Indiana, with a real estate broker in 2003, and the Company substantially vacated this location as a result of staff reductions. In addition, the Company moved those employees who are going to continue to work in Indianapolis to a new location. The Company determined that the plan of sale criteria in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been meet. Accordingly, the carrying value of the building was adjusted to its fair value less costs to sell, amounting to $15.5 million, which was based upon comparable properties recently marketed in Indianapolis. The resulting $7.7 million pre-tax impairment loss was recorded as restructuring cost in the consolidated statement of income in 2003. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet and is an asset of the protection products segment.

      During 2003, the Company initiated and executed a restructuring plan to merge one of its subsidiaries, IL Annuity, into its parent, ILIC. The merger was effective June 30, 2003 and total restructuring costs associated with this plan amounted to $2.5 million pre-tax, which primarily consisted of legal, accounting, and printing costs and the write off of $2.2 million of insurance licenses.

      Restructuring charges have been included as a separate item in the consolidated statement of income and include severance and termination benefits associated with the elimination of approximately 10 positions, 240 positions and 80 positions in 2003, 2002 and 2001, respectively. The other costs in 2003 primarily related to the impairment loss on the Indianapolis office building, expenses associated with the merger of IL Annuity into ILIC, and systems conversion costs. Other costs in 2002 and 2001 primarily consisted of systems conversion and relocation of employees. Charges for all restructuring activities were completed in 2003. A summary of the pre-tax structuring charges are as follows:

	Accrual at			Payments	Accrual at
	December 31,	2003	Other	and	December 31,
	2002	Charge	Adjustments	Write-downs	2003

	($ in thousands)
Severance and termination benefits	$5,133	$3,494	$(486)	$(5,342)	$2,799
Other costs	1,012	20,332	(46)	(20,084)	1,214

	$6,145	$23,826	$(532)	$(25,426)	$4,013

	Accrual at				Accrual at
	December 31,	2002	Other	Cash	December 31,
	2001	Charge	Adjustments	Payments	2002

	($ in thousands)
Severance and termination benefits	$2,065	$9,869	$(342)	$(6,459)	$5,133
Other costs	36	11,936	(238)	(10,722)	1,012

	$2,101	$21,805	$(580)	$(17,181)	$6,145

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual at				Accrual at
	December 31,	2001	Other	Cash	December 31,
	2000	Charge	Adjustments	Payments	2001

	($ in thousands)
Severance and termination benefits	$—	$6,717	$—	$(4,652)	$2,065
Other costs	—	1,849	—	(1,813)	36

	$—	$8,566	$—	$(6,465)	$2,101

(17)	ADOPTION OF SFAS 142

      SFAS 142, “Goodwill and Other Intangible Assets,” changed the accounting for goodwill and other intangible assets and became effective January 1, 2002. SFAS 142 adopts a nonamortization, impairment-only model for the Company’s goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses. The Company accordingly discontinued amortization of goodwill on January 1, 2002. As of December 31, 2003, goodwill of $35.5 million is in the protection products segment and $188.6 million is in the accumulation products segment. The only intangible asset other than goodwill is VOBA, which is being amortized and amounted to a gross carrying amount of $847.2 million and accumulated amortization of $340.4 million at December 31, 2003. Goodwill changed from $219.0 million at December 31, 2002 to $224.1 million at December 31, 2003 primarily due to contingent acquisition costs associated with an independent marketing organization of approximately $5.1 million. The Company evaluated the transitional impairment analysis for goodwill and other intangible assets and determined such assets were not impaired as of January 1, 2002. In addition, the Company has completed its annual impairment analysis for goodwill and other intangible assets as of October 1, 2002 and 2003, with no impairment indicated.

      A reconciliation of net income and basic and diluted earnings per share reported for 2001 to exclude amortization expense of goodwill is as follows:

	For The Years Ended December 31,

	2003	2002	2001

	($ in thousands, except share data)
Net income as reported	$161,147	$62,866	$72,907
Goodwill amortization expense	—	—	8,324

Adjusted net income	$161,147	$62,866	$81,231

Basic earnings per share as reported	$4.11	$1.57	$1.97
Goodwill amortization expense	—	—	0.23

Adjusted basic earnings per share	$4.11	$1.57	$2.20

Diluted earnings per share as reported	$4.07	$1.56	$1.95
Goodwill amortization expense	—	—	0.22

Adjusted diluted earnings per share	$4.07	$1.56	$2.17

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	EARNINGS PER SHARE (EPS)

	For The Years Ended December 31,

	2003			2002			2001

		Number of	Per Share		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount	Net Income	Shares	Amount

	($ in thousands, except share data)
Basic EPS
Net Income from Continuing Operations	$160,628	39,176	$4.10	$60,782	39,972	$1.52	$79,855	36,949	$2.16
Effect of dilutive securities
Options	—	370	(0.04)	—	404	(0.02)	—	395	(0.02)
PRIDES	—	72	(0.01)	—	—	—	—	—	—
Warrants	—	—	—	—	22	—	—	109	(0.01)

Diluted EPS	$160,628	39,618	$4.05	$60,782	40,398	$1.50	$79,855	37,453	$2.13

(19)	FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following describes the methodologies and assumptions used to determine the fair values of the Company’s financial instruments. The fair values for all other assets and liabilities have been reported at their carrying amounts. The aggregate fair value amounts presented herein do not represent the underlying value of the Company and, accordingly, care should be exercised in deriving conclusions about the Company’s business or financial condition based on the fair value information presented.

Valuation Methods and Assumptions

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Cash and cash equivalents, short-term investments, policy loans and other investments: the carrying amounts for these instruments approximate their fair values.

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

      Mortgage loans: for all performing fixed interest rate loans, the estimated net cash flows to maturity were discounted to derive an estimated market value. The discount rate used was based on the individual loan’s remaining weighted average life and a basis point spread based on the market conditions for the type of loan and credit quality. These spreads were over the United States Treasury yield curve as of each respective year end. Performing variable rate commercial loans and residential loans were valued at the current outstanding balance. Loans which have been restructured, in foreclosure or significantly delinquent were valued primarily at the lower of the estimated net cash flows to maturity discounted at a market rate of interest or the current outstanding principal balance.

      Derivative instruments: fair values for derivative securities are based on broker prices or internal models using current assumptions and are classified as other investments or policy reserves.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Policy reserves: fair values of the Company’s liabilities under contracts not involving significant mortality or morbidity risks (primarily annuities) are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value). The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.

      Notes payable: fair values for notes payable are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

      Separate account assets and liabilities: fair values of separate account assets and liabilities are based on the carrying values of the underlying funds.

      The estimated fair values of the Company’s significant financial instruments are as follows:

	December 31,

	2003		2002

	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

	($ in thousands)
Financial assets:
Securities available-for-sale:
Fixed maturity securities	$13,944,961	$13,944,961	$13,328,902	$13,328,902
Equity securities	74,890	74,890	63,345	63,345
Short-term investments	28,556	28,556	32,318	32,318
Securities held for trading purposes:
Fixed maturity securities	2,089,502	2,089,502	1,843,868	1,843,868
Equity securities	1,652	1,652	—	—
Short-term investments	591	591	—	—
Mortgage loans	968,572	1,034,373	883,034	978,291
Policy loans	494,646	494,646	496,753	496,753
Other investments (excluding derivatives)	200,729	200,729	223,843	223,843
Derivatives:
Interest rate swaps	3,166	3,166	(5,571)	(5,571)
Credit default swaps	599	599	(231)	(231)
Options	134,942	134,942	65,753	65,753
Cash and cash equivalents	274,150	274,150	102,612	102,612
Separate account assets	261,657	261,657	235,913	235,913
Financial liabilities:
Policy reserves for annuities	$11,715,783	$10,893,778	$11,942,022	$11,259,523
Notes payable	596,101	481,998	511,353	404,344
Separate account liabilities	261,657	261,657	235,913	235,913

(20)	DISCONTINUED OPERATIONS

      In November 2003, the Company entered into an agreement to sell a wholly-owned subsidiary which conducts residential financing operations. The assets, liabilities and results of the residential financing operations have been classified as discontinued operations. The sale was completed in January 2004, resulting

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in an after-tax gain of approximately $3.9 million to be recognized in 2004. Operating income from discontinued operations was as follows ($ in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Operating income from discontinued operations, net of income taxes of $1,238, $1,389 and $859, respectively	$1,815	$2,084	$1,288

Net income from discontinued operations per common share:
Basic	$0.05	$0.05	$0.03
Diluted	$0.05	$0.06	$0.03
Weighted average common shares outstanding:
Basic	39,175,924	39,972,328	36,949,198
Diluted	39,618,217	40,398,378	37,453,428

(21)	OPERATING SEGMENTS

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

      The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between segment pre-tax operating income and net income on the following operating segment tables and are as follows:

1)	Realized gains and losses on open block investments.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:

•	Unrealized gains and losses on open block options and securities held for trading.

•	Change on option value of equity-indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of DAC and VOBA related to the realized gains and losses on the open block investment and the derivative adjustments.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4)	Certain reinsurance adjustments.

5)	Demutualization costs.

6)	Restructuring costs.

7)	Income from discontinued operations.

8)	Other income from non-insurance operations.

9)	Cumulative effect of change in accounting.

      These items will fluctuate from period to period depending on the prevailing interest rate and economic environment, or are not continuing in nature, or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of the Company’s operating segments.

      Premiums, product charges, policyowner benefits, insurance expenses, amortization of DAC and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and Closed Block realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the “All Other” category. These items primarily consist of holding company revenues and expenses, operations of the Company’s real estate management subsidiary, and accident and health insurance.

      Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of DAC and VOBA as previously discussed, are not significant.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income

($ in thousands)

	Year Ended December 31, 2003

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$290,707	$4,114	$787	$295,608
Product charges	138,215	43,139	—	181,354
Net investment income	321,532	672,141	8,241	1,001,914
Realized gains (losses) on closed block investments	9,326	—	—	9,326
Other income	4,224	61,849	988	67,061

	764,004	781,243	10,016	1,555,263
Benefits and expenses:
Policyowner benefits	387,068	478,256	(626)	864,698
Underwriting, acquisition, and other expenses	76,042	69,225	18,367	163,634
Amortization of DAC and VOBA, net of open block gain/loss adjustment of $16,257	74,211	102,872	—	177,083
Dividends to policyowners	98,393	—	—	98,393

	635,714	650,353	17,741	1,303,808

Segment pre-tax operating income	$128,290	$130,890	$(7,725)	251,455

Realized gains (losses) on open block investments				32,196
Unrealized gains (losses) on open block options and trading investments				89,769
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				(65,741)
Cash flow hedge amortization				(3,827)
Amortization of DAC and VOBA due to open block gains and losses				(16,257)
Restructuring costs				(23,294)
Reinsurance adjustments				3,854
Other income from non-insurance operations				1,237

Income from continuing operations				269,392
Interest (expense)				(30,154)
Income tax (expense)				(78,610)
Income from discontinued operations, net of tax				1,815
Cumulative effect of change in accounting, net of tax				(1,296)

Net income				$161,147

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income

($ in thousands)

	Year Ended December 31, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$341,602	$8,702	$996	$351,300
Product charges	103,145	41,349	—	144,494
Net investment income	335,111	660,470	5,676	1,001,257
Realized gains (losses) on closed block investments	(2,400)	—	—	(2,400)
Other income	4,026	60,420	2,675	67,121

	781,484	770,941	9,347	1,561,772
Benefits and expenses:
Policyowner benefits	403,293	490,401	2,606	896,300
Underwriting, acquisition, and other expenses	80,319	68,585	13,363	162,267
Amortization of DAC and VOBA, net of open block gain/loss adjustment of ($15,002)	63,267	91,300	—	154,567
Dividends to policyowners	104,866	—	—	104,866

	651,745	650,286	15,969	1,318,000

Segment pre-tax operating income	$129,739	$120,655	$(6,622)	243,772

Realized gains (losses) on open block investments				(102,310)
Unrealized gains (losses) on open block options and trading investments				(45,209)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				28,759
Cash flow hedge amortization				(4,351)
Amortization of DAC and VOBA due to open block gains and losses				15,002
Demutualization costs				(1,186)
Restructuring costs				(21,225)
Other income from non-insurance operations				1,392

Income from continuing operations				114,644
Interest (expense)				(25,487)
Income tax (expense)				(28,375)
Income from discontinued operations, net of tax				2,084

Net income				$62,866

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income

($ in thousands)

	Year Ended December 31, 2001

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$300,690	$5,083	$132	$305,905
Product charges	110,403	35,652	—	146,055
Net investment income	283,330	577,913	11,931	873,174
Realized gains (losses) on closed block investments	8,720	—	—	8,720
Other income	1,947	36,198	7,059	45,204

	705,090	654,846	19,122	1,379,058
Benefits and expenses:
Policyowner benefits	384,159	419,132	2,459	805,750
Underwriting, acquisition, and other expenses	69,035	60,911	10,525	140,471
Amortization of DAC and VOBA, net of open block gain/loss adjustment of ($2,988)	56,996	78,891	—	135,887
Dividends to policyowners	98,945	—	—	98,945

	609,135	558,934	12,984	1,181,053

Segment pre-tax operating income	$95,955	$95,912	$6,138	198,005

Realized gains (losses) on open block investments				(39,299)
Unrealized gains (losses) on open block options and trading investments				(60,050)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				52,747
Amortization of DAC and VOBA due to open block gains and losses				2,988
Demutualization costs				(969)
Restructuring costs				(8,566)
Other income from non-insurance operations				532

Income from continuing operations				145,388
Interest (expense)				(26,011)
Income tax (expense)				(39,522)
Income from discontinued operations, net of tax				1,288
Cumulative effect of change in accounting, net of tax				(8,236)

Net income				$72,907

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Assets

($ in thousands)

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

December 31, 2003
Investments	$5,143,441	$12,780,990	$18,408	$17,942,839
DAC and VOBA	789,725	749,987	—	1,539,712
Other assets	556,171	1,412,895	90,625	2,059,691

Total assets	$6,489,337	$14,943,872	$109,033	$21,542,242

December 31, 2002
Investments	$4,966,449	$11,941,384	$24,657	$16,932,490
DAC and VOBA	691,849	646,549	—	1,338,398
Other assets	703,697	1,235,412	83,668	2,022,777

Total assets	$6,361,995	$13,823,345	$108,325	$20,293,665

December 31, 2001
Investments	$4,595,113	$10,432,660	$24,660	$15,052,433
DAC and VOBA	613,945	612,564	—	1,226,509
Other assets	547,812	1,340,123	132,275	2,020,210

Total assets	$5,756,870	$12,385,347	$156,935	$18,299,152

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)	QUARTERLY RESULTS (UNAUDITED)

2003 Quarterly Data

	Quarter Ended

	March 31	June 30	September 30	December 31

	($ in thousands, except share data)
Total revenues	$407,759	$456,273	$374,656	$441,357
Total benefits and expenses	$348,559	$383,519	$307,102	$371,473
Net income from continuing operations	$35,302	$43,178	$40,291	$41,857
Weighted average number of shares:
Basic	38,984,807	39,161,780	39,208,151	39,268,068
Diluted	39,217,951	39,404,467	39,650,473	40,133,053
Net income from continuing operations per share:
Basic	$0.91	$1.10	$1.03	$1.06
Diluted	$0.90	$1.10	$1.02	$1.03

2002 Quarterly Data

	Quarter Ended

	March 31	June 30	September 30	December 31

	($ in thousands, except share data)
Total revenues	$356,691	$322,885	$371,743	$364,326
Total benefits and expenses	$314,674	$312,026	$326,642	$347,659
Net income from continuing operations	$24,558	$3,826	$25,815	$6,583
Weighted average number of shares:
Basic	41,349,785	40,155,276	39,497,355	38,919,178
Diluted	41,968,570	40,661,337	39,835,426	39,168,989
Net income from continuing operations per share:
Basic	$0.59	$0.10	$0.65	$0.18
Diluted	$0.59	$0.09	$0.65	$0.17

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AMERUS GROUP CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule		Page

Independent Auditor’s Report on Schedules		S-2
I	Summary of Investments — Other than Investments in Related Parties	S-3
II	Condensed Financial Information of Registrant	S-4 through S-9
III	Supplementary Insurance Information	S-10
IV	Reinsurance	S-11

      All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements and notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, ON SCHEDULES

The Board of Directors and Stockholders

AmerUs Group Co.

      We have audited the consolidated balance sheets of AmerUs Group Co. as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 6, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial schedules listed on page S-1 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in note 1 to the consolidated financial statement, in 2003 the Company changed its method of accounting for embedded derivatives associated with certain reinsurance agreements, in 2002 the Company changed its method of accounting for goodwill and other intangibles and in 2001 the Company changed its method of accounting for derivative instruments and its method of accounting for its closed block of business.

Des Moines, Iowa

February 6, 2004

AMERUS GROUP CO.

SCHEDULE I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2003

			Amount at
			which Shown
	Amortized	Market	in the Balance
Type of Investment	Cost (1)	Value	Sheet

	($ in thousands)
Fixed Maturities:
Bonds
United States Government and government agencies and authorities	$2,536,109	$2,725,992	$2,725,992
States, municipalities and political subdivisions	65,724	67,137	67,137
Foreign governments	123,360	128,543	128,543
Public utilities	1,473,996	1,546,582	1,546,582
Convertibles and bonds with warrants attached	988,475	1,020,189	1,020,189
Indexed debt instruments	404,383	396,126	396,126
All other corporate bonds	9,761,542	9,976,211	9,976,211
Redeemable preferred stock	210,815	173,683	173,683

Total fixed maturities	15,564,404	16,034,463	16,034,463
Equity securities:
Common stocks
Banks, trust and insurance companies	58,428	58,438	58,438
Industrial, miscellaneous and all other	4,282	4,756	4,756
Non-redeemable preferred stocks	11,738	13,348	13,348

Total equity securities	74,448	76,542	76,542
Mortgage loans	968,572		968,572
Real estate	33		33
Policy loans	494,646		494,646
Other long-term investments	338,902	339,436	339,436
Short-term investments	28,473	29,147	29,147

Total investments	$17,469,478		$17,942,839

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities, other long-term investments and short-term investments; original cost for equity securities; unpaid principal balance for mortgage loans on real estate and policy loans; and original cost less accumulated depreciation for investment real estate.

AMERUS GROUP CO.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
(Parent Company)

	December 31,

	2003	2002

	($ in thousands)
ASSETS
Investments:
Equity securities available-for-sale at fair value	$270	$311
Other investments	52,758	50,000
Investments in subsidiaries, at equity	1,896,004	1,735,782
Cash and cash equivalents	7,574	15,512
Accrued investment income	1,125	1,161
Property and equipment	14,485	13,534
Deferred income taxes	—	12,902
Other assets	28,707	11,335

Total assets	$2,000,923	$1,840,537

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
(Parent Company)

	December 31,

	2003	2002

	($ in thousands)
Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses and other liabilities	$42,424	$57,736
Income taxes payable	4,872	6,709
Deferred income taxes	5,105	—
Notes payable	538,711	479,626

Total liabilities	591,112	544,071
Minority interest	—	33,518
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,836,608 shares issued and 39,194,602 shares outstanding in 2003; 43,656,280 shares issued and 39,011,578 shares outstanding in 2002	43,836	43,656
Paid-in capital	1,184,237	1,179,646
Accumulated other comprehensive income	84,519	88,522
Unearned compensation	(1,361)	(458)
Unallocated ESOP shares	—	(1,443)
Retained earnings	255,006	109,517
Treasury stock	(156,426)	(156,492)

Total stockholders’ equity	1,409,811	1,262,948

Total liabilities and stockholders’ equity	$2,000,923	$1,840,537

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME
(Parent Company)

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Revenues:
Equity in earnings of subsidiaries	$186,633	$88,563	$88,829
Net investment income	4,647	4,739	5,191
Realized investment gains (losses)	(42)	874	—
Other income (loss)	274	(178)	13

	191,512	93,998	94,033
Expenses:
Operating expenses	12,919	8,906	4,832
Demutualization costs	—	954	—
Restructuring costs	3,034	11,021	1,843
Interest expense	26,635	22,165	23,583

	42,588	43,046	30,258

Income from continuing operations	148,924	50,952	63,775
Income tax (expense) benefit	15,072	14,593	10,016
Minority interest	(2,849)	(2,679)	(763)

Net income before cumulative effect of change in accounting	161,147	62,866	73,028
Cumulative effect of change in accounting, net of tax	—	—	(121)

Net income	$161,147	$62,866	$72,907

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company)

	Years ended December 31,

	2003	2002	2001

	($ in thousands)
Cash flows from operating activities:
Net income	$161,147	$62,866	$72,907
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	—	—	121
Equity in undistributed earnings	(186,633)	(88,563)	(88,829)
Dividends from subsidiaries	83,758	45,332	75,900
Realized investment gains	42	(874)	—
Minority interest	2,849	2,679	763
Change in:
Income taxes	16,265	(8,463)	12,141
Other, net	(30,641)	12,783	(19,997)

Net cash provided by operating activities	46,787	25,760	53,006

Cash flows from investing activities:
Purchase of investments	—	—	(19,505)
Sale of investments	—	37	18,000
Proceeds from repayment of loans	—	3	142
Acquisition of ILICO	—	—	(4,980)
Other assets, net	—	403	(387)

Net cash (used in) provided by investing activities	—	443	(6,730)

Cash flows from financing activities:
Change in debt and capital securities, net	(84,664)	(38,430)	75,747
Allocation of shares in leveraged ESOP	1,597	1,333	939
Purchase of treasury stock, net of issuance	—	(114,638)	(44,985)
Issuance of OCEANs	—	179,593	—
Issuance of PRIDES	135,701	—	—
Retirement of company-obligated mandatorily redeemable capital securities	—	(20,805)	—
Capital contribution to subsidiaries	(102,696)	(58,930)	(39,306)
Dividends paid to stockholders	(15,658)	(15,536)	(16,787)
Stock issued under various incentive plans, net of forfeitures	11,060	14,623	8,678
Other, net	(65)	(109)	117

Net cash (used in) financing activities	(54,725)	(52,899)	(15,597)

Net increase (decrease) in cash	(7,938)	(26,696)	30,679
Cash at beginning of period	15,512	42,208	11,529

Cash at end of period	$7,574	$15,512	$42,208

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

      AmerUs Group Co. (the Company) is the parent company of its primary subsidiaries, AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. and its subsidiaries (collectively, AAG), AmerUs Capital Management Group, Inc. (ACM), and ILICO Holdings, Inc., the holding company of Indianapolis Life Insurance Company (ILIC) and its subsidiaries (collectively ILICO). Prior to 2003, ALIC had a 7.8 percent ownership in ILICO which was recorded as minority interest. In 2003, ALIC dividended its ownership in ILICO to the Company. The Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company’s share of net income of its unconsolidated subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with AmerUs Group Co.’s consolidated financial statements.

(2)	Notes Payable

      Notes payable consist of the following:

	December 31,

	2003	2002

	($ in thousands)
OCEANS due on March 6, 2032 (A)	$187,723	$186,233
PRIDES notes (B)	143,750	—
Senior notes bearing interest at 6.95% due June 2005	125,000	125,000
Revolving Credit Agreement (C)	27,000	113,000
Junior Subordinated debentures bearing interest at 8.85% (D)	50,755	50,755
Other intercompany (eliminated in consolidation)	4,483	4,638

	$538,711	$479,626

(A)	On March 6, 2002, the Company issued $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. The OCEANs were registered on Form S-3 filed with the Securities and Exchange Commission on September 20, 2002.

(B)	On May 28, 2003, the Company issued $125.0 million of PRIDES which were registered on Form S-3 filed with the Securities and Exchange Commission. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase the Company’s common stock. The note has a minimum term of 4.75 years, which may be extended by the Company in certain circumstances. Under the purchase contract, holders of each contract are required to purchase the Company’s common stock on the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of the Company’s common stock at the settlement date.

(C)	The revolving credit agreement provides for a maximum borrowing of $200 million with the balance maturing in December 2007. This agreement replaced the $175 million credit agreement in 2003. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

AMERUS GROUP CO.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

(D)	The Company issued $88.66 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with capital securities issued by the trust. The debentures bear interest at the rate of 8.85% and mature February 1, 2027.

      Maturities of notes payable are as follows for each of the next five years is as follows:

($ in thousands)

2004	$4,483
2005	125,000
2006	—
2007	27,000
2008	143,750
Thereafter	238,478

$538,711

AMERUS GROUP CO.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
($ in thousands)

							Benefits,
		Future policy		Other policy			claims,
		benefits, losses		claims &		Net	losses &	Amortization	Other
	DAC &	claims & loss	Unearned	benefits	Premium	investment	settlement	of DAC &	operating	Premiums
Segment	VOBA	expenses (1)	premiums	payable (2)	revenue	income	expenses	VOBA	expenses	written

Protection Products

12/31/2003	$789,725	$5,917,278	$—	$52,506	$292,287	$321,532	$501,229	$76,808	$76,048	n/a
12/31/2002	$691,849	$5,428,918	$—	$36,058	$341,602	$335,111	$505,123	$62,523	$80,319	n/a
12/31/2001	$613,945	$4,752,903	$—	$29,152	$300,690	$283,330	$482,362	$59,693	$69,035	n/a

Accumulation Products
12/31/2003	$749,987	$12,614,576	$—	$5,868	$4,114	$672,141	$534,122	$116,532	$61,054	n/a
12/31/2002	$646,549	$12,363,587	$—	$2,570	$8,702	$660,470	$464,678	$77,042	$68,585	n/a
12/31/2001	$612,564	$10,925,389	$—	$3,505	$5,083	$577,913	$367,127	$73,206	$60,911	n/a

Other
12/31/2003	$—	$89,794	$—	$506	$787	$8,241	$3,200	$—	$41,660	n/a
12/31/2002	$—	$89,717	$—	$941	$996	$5,676	$6,957	$—	$35,774	n/a
12/31/2001	$—	$77,874	$—	$490	$132	$11,931	$2,459	$—	$20,060	n/a

Total
12/31/2003	$1,539,712	$18,621,648	$—	$58,880	$297,188	$1,001,914	$1,038,551	$193,340	$178,762	n/a
12/31/2002	$1,338,398	$17,882,222	$—	$39,569	$351,300	$1,001,257	$976,758	$139,565	$184,678	n/a
12/31/2001	$1,226,509	$15,756,166	$—	$33,147	$305,905	$873,174	$851,948	$132,899	$150,006	n/a

(1)	Policy reserves, policyowner funds and dividends payable to policyowners

(2)	Policy and contract claims

AMERUS GROUP CO.

SCHEDULE IV

REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net

	($ in thousands)
Year ended December 31, 2003
Life insurance in force	$83,441,177	$75,316,449	$14,826,361	$22,951,089	64.60%

Premiums
Life insurance	$365,302	$118,644	$45,629	$292,287	15.61%
Annuities	4,114	—	—	4,114	—%
Other	8,172	7,610	225	787	28.59%

Total premiums	$377,588	$126,254	$45,854	$297,188	15.43%

Year ended December 31, 2002
Life insurance in force	$78,828,540	$71,067,236	$16,211,471	$23,972,775	67.62%

Premiums
Life insurance	$402,282	$109,846	$49,166	$341,602	14.39%
Annuities	8,702	—	—	8,702	—%
Other	8,519	7,901	378	996	37.95%

Total premiums	$419,503	$117,747	$49,544	$351,300	14.10%

Year ended December 31, 2001
Life insurance in force	$66,268,038	$49,453,962	$4,206,218	$21,020,294	20.01%

Premiums
Life insurance	$366,666	$92,327	$26,351	$300,690	8.76%
Annuities	5,222	139	—	5,083	—%
Other	1,533	1,401	—	132	—%

Total premiums	$373,421	$93,867	$26,351	$305,905	8.61%