Form 10-Q
period 2004-03-31
AMERUS GROUP CO/IA
filed 2004-05-07
CIK 1051717

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

                  For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the Registrant's classes of common stock on May 4, 2004 was as follows:

             Common Stock                        39,321,389 shares

                                      INDEX

                                                                                   Page No.
                                                                                   --------
PART I - FINANCIAL INFORMATION..................................................      4

Item 1.    Financial Statements.................................................      4

           Consolidated Balance Sheets
           March 31, 2004 (Unaudited) and December 31, 2003.....................      4

           Consolidated Statements of Income (Unaudited)
           For the Three Months Ended March 31, 2004 and 2003...................      6

           Consolidated Statements of Comprehensive Income (Unaudited)
           For the Three Months Ended March 31, 2004 and 2003...................      7

           Consolidated Statements of Stockholders' Equity
           For the Three Months Ended March 31, 2004 (Unaudited) and
           the Year Ended December 31, 2003.....................................      8

           Consolidated Statements of Cash Flows (Unaudited)
           For the Three Months Ended March 31, 2004 and 2003...................      9

           Notes to Consolidated Financial Statements
           (Unaudited) .........................................................     11

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...............................................     22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........     34

Item 4.    Controls and Procedures..............................................     36

PART II - OTHER INFORMATION.....................................................     37

Item 1.    Legal Proceedings....................................................     37

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities.................................................     37

Item 6.    Exhibits and Reports on Form 8-K.....................................     37

Signatures......................................................................     39

Index to Exhibits...............................................................     40

                              SAFE HARBOR STATEMENT

      This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations, and interpretations, including currently proposed federal measures that may significantly affect the insurance business including limitations on antitrust immunity, minimum solvency requirements, and changes to the tax advantages of life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations or pronouncements, including those relating to the regulation of insurance companies and the regulation and sale of their products; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations or examinations.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                March 31,       December 31,
                                                                  2004              2003
                                                               ------------     ------------
                                                               (unaudited)
                                 Assets
Investments:
        Securities available-for-sale at fair value:
               Fixed maturity securities                       $ 14,642,276     $ 13,944,961
               Equity securities                                     76,201           74,890
               Short-term investments                                25,207           28,556
        Securities held for trading purposes at fair value:
               Fixed maturity securities                          2,022,366        2,089,502
               Equity securities                                      5,722            1,652
               Short-term investments                                   586              591
        Mortgage loans                                              849,776          968,572
        Real estate                                                      33               33
        Policy loans                                                490,245          494,646
        Other investments                                           460,897          339,436
                                                               ------------     ------------

                          Total investments                      18,573,309       17,942,839

Cash and cash equivalents                                           409,529          274,150
Accrued investment income                                           215,058          205,492
Premiums, fees and other receivables                                 44,066           42,761
Reinsurance receivables                                             681,822          663,452
Deferred policy acquisition costs                                   960,935        1,005,934
Capitalized bonus interest                                          120,844          114,196
Value of business acquired                                          391,139          419,582
Goodwill                                                            226,291          224,075
Property and equipment                                               49,237           48,849
Other assets                                                        298,015          311,305
Separate account assets                                             262,031          261,657
Assets of discontinued operations                                         -           27,950
                                                               ------------     ------------

                          Total assets                         $ 22,232,276     $ 21,542,242
                                                               ============     ============

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                  March 31,      December 31,
                                                                                   2004              2003
                                                                                -----------      ------------
                                                                                (unaudited)
                       Liabilities and Stockholders' Equity

Liabilities:
        Policy reserves and policyowner funds:

               Future life and annuity policy benefits                          $ 17,162,955     $ 16,994,255
               Policyowner funds                                                   1,337,180        1,306,160
                                                                                ------------     ------------
                                                                                  18,500,135       18,300,415

        Accrued expenses and other liabilities                                       809,242          443,589
        Dividends payable to policyowners                                            365,655          321,233
        Policy and contract claims                                                    66,827           58,880
        Income taxes payable                                                          73,907           50,274
        Deferred income taxes                                                        100,433           80,861
        Notes payable                                                                545,601          596,101
        Separate account liabilities                                                 262,031          261,657
        Liabilities of discontinued operations                                             -           19,421
                                                                                ------------     ------------
                                Total liabilities                                 20,723,831       20,132,431

Stockholders' equity:
        Preferred Stock, no par value, 20,000,000 shares
               authorized, none issued                                                     -                -
        Common Stock, no par value, 230,000,000 shares
               authorized; 43,909,617 shares issued and
               39,318,135 shares outstanding in 2004;
               43,836,608 shares issued and 39,194,602 shares
               outstanding in 2003                                                    43,910           43,836
        Additional paid-in capital                                                 1,186,917        1,184,237
        Accumulated other comprehensive income (loss)                                153,635           84,519
        Unearned compensation                                                         (1,697)          (1,361)
        Retained earnings                                                            281,360          255,006
        Treasury stock, at cost (4,591,482 shares in 2004
               and 4,642,006 shares in 2003)                                        (155,680)        (156,426)
                                                                                ------------     ------------

                                Total stockholders' equity                         1,508,445        1,409,811
                                                                                ------------     ------------

                                Total liabilities and stockholders' equity      $ 22,232,276     $ 21,542,242
                                                                                ============     ============

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except share data)

                                                                  For The Three Months Ended March 31,
                                                                     2004                     2003
                                                                  -----------------------------------
                                                                              (unaudited)
Revenues:
        Insurance premiums                                        $    70,737             $    81,605
        Product charges                                                49,562                  46,831
        Net investment income                                         256,875                 255,113
        Realized/unrealized capital gains (losses)                        (85)                  7,855
        Other income                                                   19,603                  16,356
                                                                  -----------             -----------
                                                                      396,692                 407,760
                                                                  -----------             -----------

Benefits and expenses:
        Policyowner benefits                                          238,429                 223,361
        Underwriting, acquisition and other expenses                   40,601                  40,356
        Restructuring costs                                                 -                   3,193
        Amortization of deferred policy acquisition costs
               and value of business acquired                          47,911                  47,074
        Dividends to policyowners                                      25,484                  34,574
                                                                  -----------             -----------
                                                                      352,425                 348,558
                                                                  -----------             -----------
Income from continuing operations                                      44,267                  59,202

Interest expense                                                        8,398                   6,799
                                                                  -----------             -----------

Income before income tax expense                                       35,869                  52,403

Income tax expense                                                      6,129                  17,101
                                                                  -----------             -----------

Net income from continuing operations                                  29,740                  35,302

Income from discontinued operations, net of tax                         3,899                     487
                                                                  -----------             -----------

Net income before cumulative effect of change in accounting            33,639                  35,789

Cumulative effect of change in accounting, net of tax                  (7,285)                      -
                                                                  -----------             -----------

Net income                                                        $    26,354             $    35,789
                                                                  ===========             ===========

Net income from continuing operations per common share:
        Basic                                                     $      0.76             $      0.91
                                                                  ===========             ===========
        Diluted                                                   $      0.74             $      0.90
                                                                  ===========             ===========

Net income per common share:
        Basic                                                     $      0.67             $      0.92
                                                                  ===========             ===========
        Diluted                                                   $      0.65             $      0.91
                                                                  ===========             ===========

Weighted average common shares outstanding:
        Basic                                                      39,263,367              38,984,807
                                                                  ===========             ===========
        Diluted                                                    40,434,902              39,217,951
                                                                  ===========             ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                                          For The Three Months Ended March 31,
                                                                             2004                      2003
                                                                          ------------------------------------
                                                                                       (unaudited)
Net income                                                                   $ 26,354                $  35,789

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
               Unrealized holding gains (losses) arising during period         88,879                   29,859
               Less: Reclassification adjustment for gains (losses)
                          included in net income                              (17,453)                  12,376
                                                                             --------                ---------

        Other comprehensive income (loss), before tax                         106,332                   17,483
        Income tax expense related to items of other
               comprehensive income                                           (37,216)                  (6,119)
                                                                             --------                ---------
        Other comprehensive income (loss), net of taxes                        69,116                   11,364
                                                                             --------                ---------

Comprehensive income                                                         $ 95,470                $  47,153
                                                                             ========                =========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the Three Months Ended March 31, 2004 and the Year Ended December 31, 2003
                                ($ in thousands)

                                                                                         Accumulated
                                                                          Additional        Other                    Unallocated
                                                                            Paid-In     Comprehensive    Unearned       ESOP
                                                           Common Stock     Capital     Income (Loss)  Compensation    Shares
                                                           ------------  -------------  -------------  ------------  -----------
Balance at December 31, 2002                                 $ 43,656     $ 1,179,646    $    88,522     $  (458)     $ (1,443)

 2003:
         Net income                                                 -               -              -           -             -
         Net unrealized gain (loss) on securities                   -               -          1,971           -             -
         Net unrealized gain (loss) on derivatives
               designated as cash flow hedges                       -               -          2,476           -             -
         Change in accounting transfer of unrealized gain
               on available-for-sale securities to trading          -               -         (5,204)          -             -
         Stock issued under various incentive
               plans, net of forfeitures                          180          11,717              -        (903)            -
         PRIDES purchase contract adjustments
               and allocated fees and expenses                      -          (7,280)             -           -             -
         Dividends declared on common stock                         -               -              -           -             -
         Allocation of shares in leveraged ESOP                     -             154              -           -         1,443
         Minimum pension liability adjustment                       -               -         (3,246)          -             -
                                                             --------     -----------    -----------     -------      --------

Balance at December 31, 2003                                   43,836       1,184,237         84,519      (1,361)            -

 2004 (unaudited):
         Net income                                                 -               -              -           -             -
         Net unrealized gain (loss) on securities                   -               -         68,970           -             -
         Net unrealized gain (loss) on derivatives
               designated as cash flow hedges                       -               -            146           -             -
         Stock issued under various incentive
               plans, net of forfeitures                           74           2,680              -        (336)            -
                                                             --------     -----------    -----------     -------      --------

 Balance at March 31, 2004                                   $ 43,910     $ 1,186,917    $   153,635     $(1,697)     $      -
                                                             ========     ===========    ===========     =======      ========

                                                                                       Total
                                                           Retained     Treasury    Stockholders'
                                                           Earnings      Stock         Equity
                                                           ---------   -----------  -------------
Balance at December 31, 2002                               $ 109,517   $ (156,492)   $ 1,262,948

 2003:
         Net income                                          161,147            -        161,147
         Net unrealized gain (loss) on securities                  -            -          1,971
         Net unrealized gain (loss) on derivatives
               designated as cash flow hedges                      -            -          2,476
         Change in accounting transfer of unrealized gain
               on available-for-sale securities to trading         -            -         (5,204)
         Stock issued under various incentive
               plans, net of forfeitures                           -           66         11,060
         PRIDES purchase contract adjustments
               and allocated fees and expenses                     -            -         (7,280)
         Dividends declared on common stock                  (15,658)           -        (15,658)
         Allocation of shares in leveraged ESOP                    -            -          1,597
         Minimum pension liability adjustment                      -            -         (3,246)
                                                           ---------   ----------    -----------

 Balance at December 31, 2003                                255,006     (156,426)     1,409,811

 2004 (unaudited):
         Net income                                           26,354            -         26,354
         Net unrealized gain (loss) on securities                  -            -         68,970
         Net unrealized gain (loss) on derivatives
               designated as cash flow hedges                      -            -            146
         Stock issued under various incentive
               plans, net of forfeitures                           -          746          3,164
                                                           ---------   ----------    -----------

 Balance at March 31, 2004                                 $ 281,360   $ (155,680)   $ 1,508,445
                                                           =========   ==========    ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                               For The Three Months Ended March 31,
                                                                  2004                     2003
                                                               ------------------------------------
                                                                           (unaudited)
Cash flows from operating activities
   Net income                                                  $    26,354              $    35,789
   Adjustments to reconcile net income to net cash
          provided by operating activities:
          Cumulative effect of change in accounting
                  for derivatives                                    7,285                        -
          Gain on sale of discontinued operations                   (3,899)                       -
          Product charges on universal life
                 and annuity products                              (40,433)                 (54,225)
          Interest credited to policyowner account
                 balances                                          120,594                  126,940
          Change in option value of equity-indexed products
                 and market value adjustments on total
                 return strategy annuities                          23,733                   (8,602)
          Realized/unrealized capital (gains) losses                    85                   (7,855)
          DAC and VOBA amortization                                 47,911                   47,074
          DAC and VOBA capitalized                                 (88,790)                 (91,769)
          Change in:
                 Accrued investment income                          (9,566)                  (2,012)
                 Reinsurance receivables                           (18,370)                 (61,190)
                 Securities held for trading purposes:
                        Fixed maturities                            82,999                   83,691
                        Equity securities                           (4,029)                       -
                        Short-term investments                           -                   (2,779)
                 Liabilities for future policy benefits            (41,764)                   4,693
                 Accrued expenses and other liabilities            161,338                   97,185
                 Policy and contract claims and other
                        policyowner funds                           48,237                   17,692
                 Income taxes:
                        Current                                     24,953                   (1,687)
                        Deferred                                   (17,710)                  (3,580)
          Other, net                                               (18,003)                  16,196
                                                               -----------              -----------

          Net cash provided by operating activities                300,925                  195,561
                                                               -----------              -----------

Cash flows from investing activities:
   Purchase of fixed maturities available-for-sale              (1,491,077)              (2,073,313)
   Proceeds from sale of fixed maturities available-for-sale       892,538                2,093,786
   Maturities, calls and principal reductions of
          fixed maturities available-for-sale                      293,607                  448,308
   Purchase of equity securities                                   (37,116)                  (9,258)
   Proceeds from sale of equity securities                          35,962                    9,498
   Change in short-term investments, net                            10,503                   14,267
   Purchase of mortgage loans                                      (24,268)                 (26,717)

                                AMERUS GROUP CO.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                ($ in thousands)

                                                                     For The Three Months Ended March 31,
                                                                        2004                     2003
                                                                     ------------------------------------
                                                                                 (unaudited)
        Proceeds from repayment and sale of mortgage loans               148,101                   22,696
        Purchase of real estate and other invested assets                (80,971)                 (83,562)
        Proceeds from sale of real estate and other
               invested assets                                            31,942                   11,998
        Change in policy loans, net                                        4,402                    3,668
        Proceeds from sale of discontinued operations                     15,000                        -
        Other assets, net                                                  3,793                   (6,251)
                                                                     -----------              -----------

               Net cash (used in) provided by investing activities      (197,584)                 405,120
                                                                     -----------              -----------

Cash flows from financing activities:
        Deposits to policyowner account balances                         508,716                  508,643
        Withdrawals from policyowner account balances                   (429,342)                (313,947)
        Change in debt, net                                              (50,500)                  22,240
        Stock issued under various incentive plans, net of
               forfeitures                                                 3,164                      728
        Adoption and allocation of shares in leveraged ESOP                    -                       37
        Other, net                                                             -                       60
                                                                     -----------              -----------

               Net cash provided by financing activities                  32,038                  217,761
                                                                     -----------              -----------

               Net increase in cash                                      135,379                  818,442

Cash and cash equivalents at beginning of period                         274,150                  102,612
                                                                     -----------              -----------

Cash and cash equivalents at end of period                           $   409,529              $   921,054
                                                                     ===========              ===========

Supplemental disclosure of cash activities:

        Interest paid                                                $     7,818              $     9,332
                                                                     ===========              ===========
        Income taxes paid                                            $        78              $    13,602
                                                                     ===========              ===========

See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The Company has certain stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The plans are stock option plans for which no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                         For The Three Months Ended March 31,
                                                             2004                    2003
                                                           --------                --------
                                                         ($ in thousands, except share data)
Net income, as reported                                    $ 26,354                $ 35,789
Deduct: Total stock-based employee compensation
     expense determined under fair value based method
     for all awards, net of related tax effects              (1,162)                 (1,098)
                                                           --------                --------
Pro forma net income                                       $ 25,192                $ 34,691
                                                           ========                ========

Earnings per share:
     Basic - as reported                                   $   0.67                $   0.92
                                                           ========                ========
     Basic - pro forma                                     $   0.64                $   0.89
                                                           ========                ========
     Diluted - as reported                                 $   0.65                $   0.91
                                                           ========                ========
     Diluted - pro forma                                   $   0.62                $   0.88
                                                           ========                ========

      Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.

(2)   EARNINGS PER SHARE

      Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options calculated using the treasury stock method.

      Diluted earnings per share applicable to the Company's Optionally Convertible Equity-linked Accreting Notes (OCEANs(SM)) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. The common stock price conversion condition was not met for the three months ended March 31, 2004 and 2003. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is limited to the amount of the annual regular dividend.

      Diluted earnings per share applicable to the Company's PRIDES(SM) securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities' forward contract. The PRIDES added 523,539 shares to the diluted earnings per share calculation for the three months ended March 31, 2004.

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

      Summarized financial information of the Closed Block as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 are as follows:

                                                               March 31,        December 31,
                                                                 2004               2003
                                                              ------------------------------
                                                                     ($ in thousands)
LIABILITIES:
Future life and annuity policy benefits                       $ 2,827,434       $  2,845,365
Policyowner funds                                                   8,978              9,232
Accrued expenses and other liabilities                             34,634             44,473
Dividends payable to policyowners                                 171,662            173,703
Policy and contract claims                                         25,606             22,694
Policyowner dividend obligation                                   182,729            134,386
                                                              -----------       ------------

                   Total Liabilities                            3,251,043          3,229,853
                                                              -----------       ------------

ASSETS:
Fixed maturity securities available-for-sale at fair value      2,038,035          2,027,177
Mortgage loans                                                     78,645             80,170
Policy loans                                                      342,398            346,823
Other investments                                                     300                  -
Cash and cash equivalents                                           4,843              3,492
Accrued investment income                                          32,447             32,629
Premiums and fees receivable                                       80,771             55,134
Other assets                                                           17                 17
                                                              -----------       ------------

                   Total Assets                                 2,577,456          2,545,442
                                                              -----------       ------------

Maximum future earnings to be recognized from assets and
          liabilities of the Closed Block                     $   673,587       $    684,411
                                                              ===========       ============

                                                          For The Three Months Ended March 31,
                                                          ------------------------------------
                                                             2004                     2003
                                                          ------------------------------------
                                                                    ($ in thousands)
OPERATIONS:
Insurance premiums                                         $ 52,596                 $ 62,808
Product charges                                                  90                    3,538
Net investment income                                        35,734                   39,739
Realized gains (losses) on investments                          830                    7,069
Policyowner benefits                                        (55,170)                 (71,829)
Underwriting, acquisition and other expenses                 (1,089)                  (1,131)
Dividends to policyowners                                   (23,399)                 (29,912)
                                                           --------                 --------
Contribution from the Closed Block before income taxes     $  9,592                 $ 10,282
                                                           ========                 ========

                (4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. During the first three months of 2004 and 2003, realized/unrealized gains (losses) on investments included an unrealized gain of $17.7 million and an unrealized gain of $2.3 million, respectively, from the change in fair value on the trading securities primarily backing the total return strategy products. Additionally, the first three months of 2004 and 2003 included an unrealized gain of $6.2 million and an unrealized loss of $9.6 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity-indexed products. Policyowner benefits included an offsetting adjustment to contract liabilities for fair value changes in options embedded within the equity-indexed products and fair value changes on total return strategy annuity contracts amounting to an increase in expense of $22.0 million and reduction in expense of $8.6 million for the first three months of 2004 and 2003, respectively. In 2002, the Company undesignated a cash flow hedge and is now amortizing the amount in AOCI to earnings over the remaining life of the swap, which amounted to $0.5 and $1.4 million in expense in the first three months of 2004 and 2003, respectively. The Company estimates that $0.3 million of after-tax derivative losses, included in AOCI, will be reclassified into earnings within the next twelve months. Accumulated Other Comprehensive Income
(AOCI) included an unrealized gain of $0.1 million and $0.9 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during the first three months of 2004 and 2003, respectively.

      The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives and the cash flow hedge amortization for the three months ended March 31, 2004 and 2003:

                                                  For the Three Months Ended March 31, 2004
                                               -----------------------------------------------
                                               Total Return  Equity Linked
                                                 Products       Products     Other     Total
                                               ------------  -------------  -------   --------
                                                                ($ in thousands)
Fixed maturity securities held for trading       $ 14,606      $       -    $ 3,046   $ 17,652
Options on equity-indexed and other products            -          7,148       (985)     6,163
Market value adjustment to liabilities            (12,772)        (9,166)    (1,795)   (23,733)
Cash flow hedge amortization                                                   (462)      (462)
DAC amortization impact of
     net adjustments above                            694          1,635        331      2,660
                                                 --------      ---------    -------   --------

        Pre-tax total                               2,528           (383)       135      2,280
Income taxes                                         (885)           134        (47)      (798)
                                                 --------      ---------    -------   --------

        After-tax total                          $  1,643      $    (249)   $    88   $  1,482
                                                 ========      =========    =======   ========

                                                  For the Three Months Ended March 31, 2003
                                               -----------------------------------------------
                                               Total Return  Equity Linked
                                                 Products       Products     Other     Total
                                               ------------  -------------  -------   --------
                                                                ($ in thousands)
Fixed maturity securities held for trading       $  2,281      $       -    $    38   $  2,319
Options on equity-indexed and other products            -        (10,705)     1,093     (9,612)
Market value adjustment to liabilities             (1,678)        10,280          -      8,602
Cash flow hedge amortization                            -              -     (1,412)    (1,412)
DAC amortization impact of
     net adjustments above                           (157)           256        (21)        78
                                                 --------      ---------    -------   --------

        Pre-tax total                                 446           (169)      (302)       (25)
Income taxes                                         (157)            60        106          9
                                                 --------      ---------    -------   --------

        After-tax total                          $    289      $    (109)   $  (196)  $    (16)
                                                 ========      =========    =======   ========

(5)   FEDERAL INCOME TAXES

      The effective income tax rate for the three months ending March 31, 2004 varied from the prevailing corporate rate primarily as a result of a reduction in the income tax accrual. The accrual reduction, amounting to $5.2 million, was for the release of provisions originally established for potential tax adjustments which have been settled or eliminated.

(6)   COMMITMENTS AND CONTINGENCIES

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

(7)   EMPLOYEE BENEFIT PLANS

      The Company has a frozen defined benefit pension plan and also has defined benefit plans which provide supplemental retirement benefits to certain agents and executives. In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees. The following is a summary of net periodic benefit cost for these plans for the three months ended March 31, 2004 and 2003:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2004              2003
                                                ----------        ----------
                                                      ($ in thousands)
Components of net periodic benefit cost:
         Service cost                             $   82           $     71
         Interest cost                             1,550              1,550
         Expected return on plan assets           (1,214)            (1,226)
         Amortization of prior service cost           22                 10
         Amortization of actuarial loss               62                 11
                                                  ------           --------

         Net periodic benefit cost                   502                416
         Curtailment                                (951)                 -
         Settlement                                    -                393
                                                  ------           --------

         Total (income) expense                   $ (449)          $    809
                                                  ======           ========

      During the first three months of 2004, a gain of $0.9 million was recognized as a result of curtailing health care and life insurance benefits associated with the sale of the discontinued operations in January 2004.

(8)   ASSETS HELD FOR SALE

      The Company listed its office building located in Indianapolis, Indiana, with a real estate broker during the second quarter of 2003. On June 30, 2003, the Company determined that the plan of sale criteria in SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. Accordingly, the carrying value of the building was adjusted to its estimated fair value less costs to sell, amounting to $15.5 million, which was based upon comparable properties marketed in Indianapolis at that time. The resulting $7.7 million pre-tax impairment loss was recorded as a restructuring cost in the consolidated statement of income in the second quarter of 2003.

      As provided by SFAS 144, the Company determined in the first quarter of 2004 that the fair value of the building required further adjustment based on current offering prices for the property, resulting in an additional $12.2 million pre-tax impairment loss, which has been recorded in realized/unrealized capital losses in the consolidated statement of income. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet and amounted to $3.3 million at March 31, 2004 and $15.5 million at December 31, 2003.

(9)   DISCONTINUED OPERATIONS

      In November 2003, the Company entered into an agreement to sell a wholly-owned subsidiary which conducts residential financing operations. The assets, liabilities and results of the residential financing operations have been classified as discontinued operations. The sale was completed in January 2004, resulting in an after-tax gain of $3.9 million. Income from discontinued operations net of tax was as follows:

                                                            For The Three Months Ended March 31,
                                                            ------------------------------------
                                                               2004                     2003
                                                            -----------              -----------
                                                            ($ in thousands, except share data)
Operating income from discontinued operations, net of
    income taxes of $325 in 2003                            $         -              $       487
Gain on sale of discontinued operations, net of
    income taxes of $2,571 in 2004                                3,899                        -
                                                            -----------              -----------
                                                            $     3,899              $       487
                                                            ===========              ===========

Net income from discontinued operations per common share:
    Basic                                                   $      0.10              $      0.01
    Diluted                                                 $      0.10              $      0.01

Weighted average common shares outstanding:
    Basic                                                    39,263,367               38,984,807
    Diluted                                                  40,434,902               39,217,951

(10)  ADOPTION OF SOP 03-1

      Effective January 1, 2004, the Company adopted Statement of Position 03-1 (SOP 03-1), "Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Insurance Contracts and for Separate Accounts," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of SOP 03-1 resulted in establishing additional policy reserve liabilities for fees charged for insurance benefit features which are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years. The additional policy reserve liabilities provided by SOP 03-1 as of January 1, 2004, amounted to a decrease of $11.2 million ($7.3 million after-tax) in net income which has been reflected as a cumulative effect of a change in accounting.

      In addition, the adoption of SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements. There was no change to the Company's method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheet and the related amortization expense is included in policyowner benefits in the consolidated statement of income. Prior to 2004, the capitalized costs were included in deferred policy acquisition costs and the amortization expense was included in the amortization of deferred policy acquisition costs. The 2003 amounts have been reclassified to conform with the 2004 presentation.

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

      The product offerings within each segment are of a very similar nature. Insurance premiums of the protection products segment primarily include term life products. Product charges of the protection products segment include interest-sensitive whole life, universal life and equity-indexed life insurance products. Product charges of the accumulation products segment include traditional fixed and equity-indexed annuities. Due to the similarity of products within each segment, premiums and product charges are shown by segment and not by specific product type.

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

      1)    Realized gains and losses on open block assets.

      2) Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:

            - Unrealized gains and losses on open block options and securities held for trading.

            - Change in option value of equity-indexed products and market value adjustments on total return strategy annuities.

            -     Cash flow hedge amortization.

      3) Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the realized gains and losses on the open block investments and the derivative adjustments.

      4)    Restructuring costs.

      5)    Other income from non-insurance operations.

      6)    Interest expense.

      7)    Income tax expense.

      8)    Income from discontinued operations.

      9)    Cumulative effect of change in accounting.

      These items will fluctuate from period to period depending on the prevailing interest rate and economic environment, or are not continuing in nature, or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of the Company's operating segments.

      Premiums, product charges, policyowner benefits, insurance expenses, amortization of DAC and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and closed block realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses, operations of the Company's real estate management subsidiary, and accident and health insurance.

      Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of DAC and VOBA as previously discussed, are not significant. There have been no material changes in segment assets since December 31, 2003.

Operating Segment Income
($ in thousands)

                                                                  Three Months Ended March 31, 2004
                                                          --------------------------------------------------
                                                          Protection  Accumulation                 Total
                                                           Products     Products    All Other   Consolidated
                                                          ----------  ------------  ---------   ------------
Revenues:
   Insurance premiums                                     $   69,716    $    723    $     298    $   70,737
   Product charges                                            35,459      14,103            -        49,562
   Net investment income                                      81,258     174,263        1,354       256,875
   Realized gains (losses) on closed block investments           830           -            -           830
   Other income                                                  906      17,388        1,508        19,802
                                                          ----------    --------    ---------    ----------

                                                             188,169     206,477        3,160       397,806

Benefits and expenses:
   Policyowner benefits                                       93,395     120,818           21       214,234
   Underwriting, acquisition, and other expenses              16,958      18,729        4,914        40,601
   Amortization of DAC and VOBA, net of
      open block loss adjustment of $1,260                    19,241      29,930            -        49,171
   Dividends to policyowners                                  25,484           -            -        25,484
                                                          ----------    --------    ---------    ----------

                                                             155,078     169,477        4,935       329,490
                                                          ----------    --------    ---------    ----------

Segment pre-tax operating income                          $   33,091    $ 37,000    $  (1,775)       68,316
                                                          ==========    ========    =========

   Realized gains (losses) on open block assets                                                     (24,730)

   Unealized gains (losses) on open block options and
     trading investments                                                                             23,815

   Change in option value of equity-indexed
     products and market value adjustments on
     total return strategy annuities                                                                (23,733)

   Cash flow hedge amortization                                                                        (462)

   Amortization of DAC and VOBA due to open
     block gains and losses                                                                           1,260

   Other income from non-insurance operations                                                          (199)
                                                                                                 ----------

Income from continuing operations                                                                    44,267

Interest (expense)                                                                                   (8,398)

Income tax (expense)                                                                                 (6,129)

Income from discontinued operations, net of tax                                                       3,899

Cumulative effect of change in accounting, net of tax                                                (7,285)
                                                                                                 ----------

      Net income                                                                                 $   26,354
                                                                                                 ==========

Operating Segment Income
($ in thousands)
(unaudited)

                                                                  Three Months Ended March 31, 2003
                                                          --------------------------------------------------
                                                          Protection  Accumulation                 Total
                                                           Products     Products    All Other   Consolidated
                                                          ----------  ------------  ---------   ------------
Revenues:
   Insurance premiums                                     $   80,161  $    1,183    $     261    $   81,605
   Product charges                                            36,338      10,493            -        46,831
   Net investment income                                      83,746     169,673        1,694       255,113
   Realized gains (losses) on closed block investments         7,069           -            -         7,069
   Other income                                                1,053      14,766          140        15,959
                                                          ----------  ----------    ---------    ----------

                                                             208,367     196,115        2,095       406,577

Benefits and expenses:
   Policyowner benefits                                      100,668     129,863           20       230,551
   Underwriting, acquisition, and other expenses              20,441      15,935        3,980        40,356
   Amortization of DAC and VOBA, net of
      open block gain adjustment of $6,545                    19,565      20,964            -        40,529
   Dividends to policyowners                                  34,574           -            -        34,574
                                                          ----------  ----------    ---------    ----------

                                                             175,248     166,762        4,000       346,010
                                                          ----------  ----------    ---------    ----------

Segment pre-tax operating income                          $   33,119  $   29,353    $  (1,905)       60,567
                                                          ==========  ==========    =========

   Realized gains (losses) on open block assets                                                       8,079

   Unealized gains (losses) on open block options and
     trading investments                                                                             (7,293)

   Change in option value of equity-indexed
     products and market value adjustments on
     total return strategy annuities                                                                  8,602

   Cash flow hedge amortization                                                                      (1,412)

   Amortization of DAC and VOBA due to open
     block gains and losses                                                                          (6,545)

   Restructuring costs                                                                               (3,193)

   Other income from non-insurance operations                                                           397
                                                                                                 ----------

Income from continuing operations                                                                    59,202

Interest (expense)                                                                                   (6,799)

Income tax (expense)                                                                                (17,101)

Income from discontinued operations, net of tax                                                         487
                                                                                                 ----------

     Net income                                                                                  $   35,789
                                                                                                 ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following analysis of the consolidated results of operations and financial condition of AmerUs Group Co. should be read in conjunction with the Consolidated Financial Statements and related notes.

NATURE OF OPERATIONS

      We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The primary offerings of the protection products segment are interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. The primary offerings of the accumulation products segment are individual fixed annuities (comprised of traditional fixed annuities and equity-indexed annuities) and funding agreements.

FINANCIAL HIGHLIGHTS

      Our financial highlights are as follows:

                                                    For The Three Months Ended March 31,
                                                      2004                       2003
                                                   ----------                 ----------
                                                   ($ in thousands, except per share data)
Segment pre-tax operating income:
  Protection Products                              $   33,091                 $   33,119
  Accumulation Products                                37,000                     29,353
  Other operations                                     (1,775)                    (1,905)
                                                   ----------                 ----------
         Total segment pre-tax operating income        68,316                     60,567

Non-segment expense, net (A)                           41,962                     24,778
                                                   ----------                 ----------

  Net income                                       $   26,354                 $   35,789
                                                   ==========                 ==========

Diluted earnings per share                         $     0.65                 $     0.91

                                                     March 31,                December 31,
                                                       2004                       2003
                                                   ------------               ------------
Total assets                                       $ 22,232,276               $ 21,542,242

Stockholders' equity                               $  1,508,445               $  1,409,811

(A) Non-segment expense, net consists primarily of open block realized gains and losses, derivative related market value adjustments, non-insurance operations, restructuring costs, interest expense, income taxes, discontinued operations and cumulative effect of change in accounting.

      Operating segment income in the first quarter of 2004 for the protection products segment was comparable to that of 2003. Operating segment income for the accumulation products segment increased in the first quarter of 2004 as compared to the same period in 2003. Protection products earnings were primarily impacted by decreased net investment income in the first quarter of 2004 due to lower investment yields and the current quarter impact of SOP 03-1 following adoption on January 1, 2004. This was partially offset by lower operating expenses. Our accumulation products pre-tax operating segment income increased primarily due to the continued shift in our business from traditional fixed annuities to higher margin equity-indexed annuities and higher assets under management.

      Net income decreased in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of an impairment loss on our Indianapolis, Indiana office building and the cumulative effect of change in accounting for the adoption of SOP 03-1. The decrease was partially reduced by the gain on the sale of our residential financing subsidiary.

      Total assets increased $690.0 million during the first quarter of 2004 primarily as a result of the utilization of securities lending and borrowing arrangements and dollar-roll repurchase investment transactions. Stockholders' equity increased $98.6 million for the first quarter of 2004 primarily as a result of unrealized gains on available-for-sale investments which amounted to $69.0 million and year-to-date net income of $26.4 million.

PROTECTION PRODUCTS

      Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products is the closed block of ALIC and the closed block of ILIC established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality needs. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $99.0 billion at March 31, 2004 and $98.6 billion at December 31, 2003. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company's position in the industry. A summary of our protection products segment operations follows:

                                                                   For The Three Months Ended March 31,
                                                                      2004                      2003
                                                                   -----------                ---------
                                                                             ($ in thousands)
Revenues:
  Insurance premiums                                               $    69,716                $  80,161
  Product charges                                                       35,459                   36,338
  Net investment income                                                 81,258                   83,746
  Realized gains (losses) on closed block investments                      830                    7,069
  Other income                                                             906                    1,053
                                                                   -----------                ---------
     Total revenues                                                    188,169                  208,367
                                                                   -----------                ---------

Benefits and expenses:
  Policyowner benefits                                                  93,395                  100,668
  Underwriting, acquisition and other expenses                          16,958                   20,441
  Amortization of DAC and VOBA, net of open block
    gain/loss adjustment                                                19,241                   19,565
  Dividends to policyowners                                             25,484                   34,574
                                                                   -----------                ---------
     Total benefits and expenses                                       155,078                  175,248
                                                                   -----------                ---------
Pre-tax operating income - Protection Products segment             $    33,091                $  33,119
                                                                   ===========                =========

      Pre-tax operating income from our protection products was at nearly the same level in the first quarter of 2004 as that of 2003. Net investment income was lower in the first quarter of 2004 due to lower investment yields. Operating income was also lower in the first quarter of 2004 as a result of the accounting for policyowner liabilities under SOP 03-1 following its adoption on January 1, 2004. These decreases were offset by lower operating expenses. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

      SALES. Sales are a key driver of our business as they are a leading indicator of future revenue trends to emerge in segment operating income. Sales are presented as annualized premium, which is in accordance with industry practice, and represent the amount of new business sold during the period. Sales are a performance metric which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. The following table summarizes annualized premium by life insurance product:

                                                                        Sales Activity by Product
                                                                   For The Three Months Ended March 31,
                                                                      2004                      2003
                                                                   -----------                ---------
                                                                             ($ in thousands)
Traditional life insurance:
       Whole life                                                  $         5                $     203
       Interest-sensitive whole life                                     3,418                    7,020
       Term life                                                         3,570                    3,712
Universal life                                                           7,534                    6,940
Equity-indexed life                                                     17,303                   13,477
                                                                   -----------                ---------

Direct                                                                  31,830                   31,352
Private label term life premiums                                             -                    1,937
                                                                   -----------                ---------
       Total                                                       $    31,830                $  33,289
                                                                   ===========                =========

      Direct first year annualized premiums increased 1.5% in the first quarter of 2004 compared to 2003. We continue to focus our marketing efforts on equity-indexed life products. In the first three months of 2004, sales of equity-indexed life products were $17.3 million as compared to $13.5 million for 2003 and comprised 54% of total direct sales in the first quarter of 2004 compared to 43% in the first quarter of 2003. We are a leading writer of equity-indexed life products in the United States.

      PREMIUMS AND PRODUCT CHARGES. We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and equity-indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyowner liability. Revenues from the universal life and equity-indexed life policies consist of charges for the cost of insurance, policy administration and policy surrender and are included on the line item product charges. All revenue is reported net of reinsurance ceded.

      Insurance premium revenue was lower in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to lower sales of traditional products and the continued decline in closed block in force business. Product charge revenue was slightly lower in 2004 as compared to 2003 due to additional reinsurance.

      PERSISTENCY. Persistency is a key driver of our business because it shows the policies which remain in our block of business and is measured by the lapse rate. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates, based on a rolling four quarter period, were 6.3% in the first quarter of 2004 compared to 7.2% in the first quarter of 2003. Our persistency experience remained within our pricing assumptions.

      NET INVESTMENT INCOME. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income decreased for the first three months of 2004 as compared to the same period a year ago. The decrease for the quarter was primarily due to lower effective yields as compared to 2003. The earned rate of the investment portfolio was 6.48% compared to 6.98% a year ago. The decrease in net investment income caused by the lower yields was partially offset by the growth in protection products assets of approximately $215 million from 2003.

      MORTALITY AND BENEFIT EXPENSE. Mortality is a key driver of our business as it is a component of benefit expense. We utilize reinsurance to reduce the effects of mortality risk. We experienced unfavorable open block mortality in the first quarter of 2004 which was primarily offset by reinsurance. We experienced favorable closed block mortality in the first quarter of 2004 as compared to the same period a year ago which increased the policyowner dividend obligation liability.

      UNDERWRITING, ACQUISITION AND OTHER EXPENSES. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses decreased for the first quarter of 2004 compared to the first quarter of 2003 primarily due to lower operating expenses resulting from the restructuring activities that took place in 2003 and in prior years to integrate the ILICO life operations.

      DIVIDENDS TO POLICYOWNERS. In addition to basic policyowner dividends, dividend expense includes increases or decreases to the closed block policyowner dividend obligation liability carried on the consolidated balance sheet. The actual results of the closed block are adjusted to equal the expected earnings based on the actuarial calculation at the time of formation of the closed block (which we refer to as the closed block glide path). The adjustment to have the closed block operating results equal the closed block glide path is made to dividend expense. If the actual results for the period exceed the closed block glide path, increased dividend expense is recorded as a policyowner dividend obligation to reduce the actual closed block results. For actual results less than the closed block glide path, dividend expense is reduced to increase the actual closed block results. As a result of this accounting treatment, operating earnings only include the predetermined closed block glide path.

      Dividend expense decreased for the first quarter of 2004 compared to the first quarter of 2003. This reduction was primarily the result of lower realized gains on closed block investments in 2004 as compared to 2003, decreasing closed block earnings.

      OUTLOOK. We expect to continue to shift our sales to higher return products, in particular the equity-indexed life products. We also expect to continue to realize operating efficiencies created by the restructuring of the protection products operations and centralization of our administrative functions.

ACCUMULATION PRODUCTS

      Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to our policyowner. We manage investment spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality needs. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $11.8 billion at March 31, 2004 and $11.7 billion at December 31, 2003. A summary of our accumulation products segment operations follows:

                                                                   For The Three Months Ended March 31,
                                                                      2004                      2003
                                                                   -----------                ---------
                                                                             ($ in thousands)
Revenues:
  Immediate annuity and supplementary contract premiums            $       723                $   1,183
  Product charges                                                       14,103                   10,493
  Net investment income                                                174,263                  169,673
  Other income                                                           2,751                    3,075
                                                                   -----------                ---------
     Total revenues                                                    191,840                  184,424
                                                                   -----------                ---------

Benefits and expenses:
  Policyowner benefits                                                 120,818                  129,863
  Underwriting, acquisition and other expenses                           7,232                    6,469
  Amortization of DAC and VOBA                                          29,930                   20,964
                                                                   -----------                ---------
     Total benefits and expenses                                       157,980                  157,296
                                                                   -----------                ---------

IMO Operations:
  Other income                                                          14,637                   11,691
  Other expenses                                                        11,497                    9,466
                                                                   -----------                ---------
     Net IMO operating income                                            3,140                    2,225
                                                                   -----------                ---------
Pre-tax operating income - Accumulation Products segment           $    37,000                $  29,353
                                                                   ===========                =========

      Pre-tax operating income from our accumulation products operations increased 26% in the first quarter of 2004 compared to 2003 primarily due to higher assets under management and increased product spreads from our higher margin products. The drivers of profitability in our accumulation products business are deposits, persistency, product spread, expenses and IMO operations.

      DEPOSITS. Deposits are a key driver of our business as this is a measure which represents collected premiums to be deposited to policyowner accounts for which we will earn a future product spread. Deposits are presented as collected premiums, which are measured in accordance with industry practice, and represent the amount of new business sold during the period. Deposits are a performance metric which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. The following table summarizes our accumulation products segment deposits:

                                                                           Deposits by Product
                                                                   For The Three Months Ended March 31,
                                                                      2004                      2003
                                                                   -----------                ---------
                                                                          ($ in thousands)
Annuities
      Deferred fixed annuities:
          Traditional fixed annuities                              $    82,170                $ 142,662
          Equity-indexed annuities                                     296,875                  233,190
       Variable annuities                                                  852                      987
                                                                   -----------                ---------
       Total annuities                                                 379,897                  376,839
Reinsurance ceded                                                       (3,196)                  (8,068)
                                                                   -----------                ---------
Total deposits, net of reinsurance                                 $   376,701                $ 368,771
                                                                   ===========                =========

      Direct annuity deposits increased 0.8% for the first quarter of 2004 compared to the same quarter a year ago. Deposits increased in the first quarter of 2004 as compared to 2003 as we had slowed annuity production in the first quarter of 2003 due to the low interest rate environment. We also have shifted our product mix towards our higher returning equity-indexed annuities resulting in equity-indexed annuities comprising 78% of total direct annuity deposits in the first quarter of 2004 compared to 62% in the first quarter of 2003. Our wholly-owned and proprietary organizations accounted for approximately 75% of our annuity deposits in the first quarter of 2004 compared to 71% in the first quarter of 2003.

      PRODUCT CHARGES. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges are recorded as revenue as a product charge. Product charges increased in the first quarter of 2004 as compared to 2003 due to the growth in the business.

      PERSISTENCY. Persistency is a key driver of our business as it refers to the policies which remain in our block of business and is measured by a withdrawal rate. A low withdrawal rate means higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements, based on a rolling four quarter period, continued to improve in 2004 and amounted to 9.0% and 10.2% for the first three months of 2004 and 2003, respectively. Annuity withdrawals without internal replacements totaled $295.8 million and $341.8 million for the first three months of 2004 and 2003, respectively. Our withdrawal experience remained within our pricing assumptions. Withdrawal rates declined for the first quarter of 2004 as compared to 2003 as our annuity products provide a favorable investment return in this current low interest environment.

      PRODUCT SPREAD. Product spread is a key driver of our business as it measures the difference between the income earned on our invested assets and the rate which we credit to policyowners, the difference is reflected as segment operating income. Asset earned rates and liability crediting rates, based on a rolling four quarter period, were as follows for accumulation segment products:

                                                                   For The Three Months Ended March 31,
                                                                   2004                           2003
                                                                   ----                           -----
Asset earned rate                                                  5.82%                          6.46%
Liability credited rate                                            3.81%                          4.40%
                                                                   ----                           -----
   Product spread                                                  2.01%                          2.06%
                                                                   ====                           ====

      The product spread, based on a rolling four quarter period, decreased five basis points to 201 basis points in the first quarter of 2004 compared to the first quarter of 2003. Liability crediting rates were lowered throughout 2003 and the first quarter of 2004 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds.

      At March 31, 2004, the account value of traditional annuities totaled $6.9 billion of which approximately 97% have minimum guarantee rates ranging from 3% to 4%. For annuities with an account value of $5.0 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. We also offer an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees. Traditional annuities with an account value of $5.4 billion had a one-year interest guarantee period while annuities with an account value of $1.2 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 300 basis points. The remaining multi-year period is generally either one or two years. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

      AMORTIZATION OF DAC AND VOBA. The amortization of DAC and VOBA increased for the first quarter of 2004 compared to the first quarter of 2003. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in 2004, resulting in higher amortization expense.

      IMO OPERATIONS. IMO Operations are a key driver of our business as the earnings from the IMOs are a significant component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products to their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own five such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income increased $0.9 million in 2004 compared to 2003.

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

OTHER

      The other segment is our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The pre-tax operating loss in the first quarter of 2004 was comparable with the first quarter of 2003.

INCOME STATEMENT RECONCILIATION

      A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

                                                                         For The Three Months Ended March 31,
                                                                           2004                        2003
                                                                         ---------                   --------
Segment pre-tax operating income:
  Protection Products                                                    $  33,091                   $ 33,119
  Accumulation Products                                                     37,000                     29,353
  Other operations                                                          (1,775)                    (1,905)
                                                                         ---------                   --------
      Total segment pre-tax operating income                                68,316                     60,567

Non-segment items - increases (decreases) to income:
  Realized and unrealized losses on assets and liabilities:
    Realized/unrealized gains (losses) on open block assets                (24,730)                     8,079
    Unrealized gains (losses) on open block options and
      trading investments                                                   23,815                     (7,293)
    Change in option value of equity-indexed products
      and market value adjustments on total return
      strategy annuities                                                   (23,733)                     8,602
    Cash flow hedge amortization                                              (462)                    (1,412)
    Amortization of DAC & VOBA due to open block
      realized gains and losses                                              1,260                     (6,545)
  Restructuring costs                                                            -                     (3,193)
  Other income from non-insurance operations                                  (199)                       397
                                                                         ---------                   --------

      Income from continuing operations                                     44,267                     59,202

Interest expense                                                            (8,398)                    (6,799)
Income tax expense                                                          (6,129)                   (17,101)
                                                                         ---------                   --------

      Net income from continuing operations                                 29,740                     35,302

Income from discontinued operations, net of tax                              3,899                        487
Cumulative effect of change in accounting, net of tax                       (7,285)                         -
                                                                         ---------                   --------

      Net income                                                         $  26,354                   $ 35,789
                                                                         =========                   ========

      REALIZED AND UNREALIZED GAINS (LOSSES) ON ASSETS AND LIABILITIES. Realized gains (losses) on open block assets will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses. In addition, in the first quarter of 2004, we had a pre-tax impairment loss on our Indianapolis, Indiana office building of $12.2 million. We listed this office building with a real estate broker during the second quarter of 2003 as part of our restructuring plan and recorded a pre-tax impairment loss of $7.7 million at that time. As provided by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we determined in the first quarter of 2004 that the fair value of the building required further adjustment based on current offering prices for the property. The result was an additional $12.2 million pre-tax impairment loss which has been recorded in realized/unrealized capital losses on open block assets. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet and amounted to $3.3 million at March 31, 2004 and $15.5 million at December 31, 2003.

      Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on the prevailing interest rate, the economic environment, the timing of investment sales and credit events. We use options to hedge our equity-indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized gain of $6.2 million in the first quarter of 2004 and a loss of $9.6 million in the first quarter of 2003. In addition, we also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in a gain of $17.7 million in the first quarter of 2004 and a gain of $2.3 million in the first quarter of 2003. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity-indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change as additional expense of $23.7 million in the first quarter of 2004 and a reduction of expense of $8.6 million in the first quarter of 2003 explained in the following paragraph.

      The fair value change in options embedded within our equity-indexed products and the fair value changes on our total return strategy fixed annuity contracts are being recorded at fair value. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity-indexed products and on the trading securities that back the total return strategy products. The reduction in such contract expense is less than the change in investment income primarily due to the inability to lower crediting rates below minimum guaranteed rates.

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

      INCOME TAX EXPENSE. The effective income tax rate for the first quarter of 2004 varied from the prevailing corporate rate primarily as a result of a reduction in the income tax accrual. The accrual reduction, amounting to $5.2 million, was for the release of provisions originally established for potential tax adjustments which have been settled or eliminated.

      DISCONTINUED OPERATIONS. In November 2003, we entered into an agreement to sell our residential financing operations. The results of the residential financing operations have been classified as discontinued operations. The sale was completed in January 2004, resulting in an after-tax gain of $3.9 million.

      CHANGE IN ACCOUNTING. Effective January 1, 2004, the Company adopted SOP 03-1 resulting in the establishment of additional policy reserve liabilities for fees charged for insurance benefit features which are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years. The additional policy reserve liabilities provided by SOP 03-1 as of January 1, 2004, amounted to a decrease of $11.2 million ($7.3 million after-tax) in net income which has been reflected as a cumulative effect of a change in accounting.

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

      We intend to rely primarily on dividends and interest income from our insurance subsidiaries in order to make dividend payments to our shareholders. The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries' dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2003 results, our life insurance subsidiaries could pay us an estimated $50 million in dividends in 2004 without obtaining regulatory approval. Our subsidiaries paid no dividends in the first quarter of 2004. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries.

      We have a $200 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of March 31, 2004, there was no outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance.

      The Company has several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and buying back common stock. We may resume purchasing shares of our common stock pursuant to the repurchase program previously approved by the Company's Board of Directors. Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources, dividends from insurance subsidiaries and the Revolving Credit Agreement. Approximately 2.3 million shares remain available for repurchase under this program. There were no shares purchased in the first quarter of 2004.

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

INSURANCE SUBSIDIARIES

      The cash flows of our insurance subsidiaries consist primarily of premium receipts; deposits to policyowner account balances; income from investments, sales, maturities and calls of investments and repayments of investment principal. Cash outflows are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, payment of debt, income taxes and current operating expenses. Insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

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

      In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $875 million outstanding as of March 31, 2004, consisting primarily in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time.

      We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $262 million at March 31, 2004. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

      Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term federal funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at March 31, 2004. In addition, ALIC has long-term fixed rate advances from FHLB outstanding of $13 million at March 31, 2004.

      The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of March 31, 2004 had a carrying value of $19 billion, including closed block investments.

      The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

      We participate in dollar-roll repurchase agreement transactions. Such transactions involve the lending of a mortgage-backed security to a holding institution and a simultaneous agreement to purchase a substantially similar security for forward settlement at a lower dollar price. The proceeds are invested in short-term investments at a positive spread until the settlement date of the similar security. During this same time period, we will reflect the mortgage-backed security sold to the holding institution as a fixed maturity security, the cash received for such security as cash and short-term investments, and our repurchase obligation as an other liability. The amount outstanding to repurchase securities under dollar-roll repurchase agreements was $63.7 million at March 31, 2004 and none at December 31, 2003.

      We also participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $292.4 million and $154.6 million were on loan under the program and we were liable for cash collateral under our control of approximately $298.8 million and $158.8 million at March 31, 2004 and December 31, 2003, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.

      We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $141 million and none at March 31, 2004, and December 31, 2003, respectively, and are also included in accrued expenses and other liabilities in the consolidated balance sheet.

      At March 31, 2004, the statutory surplus of the insurance subsidiaries was approximately $772 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

      In the future, in addition to cash flows from operations and borrowing capacity, the insurance subsidiaries may obtain their required capital from AmerUs Group Co.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The main objectives in managing our investment portfolios and our insurance subsidiaries are to maximize investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including asset liability management, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the board of directors.

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

      For variable and equity-indexed products, profitability on the portion of the policyowner's account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyowner assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity-indexed products, we purchase primarily call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity-indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) the cost of underlying call options purchased to match the returns owed to contract holders and (2) the minimum interest guarantees owed to the contract holder, if any. Profitability on the equity-indexed products is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we only purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders' rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity-indexed products can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

      The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at March 31, 2004. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                                                      Expected Cash Flows
                                  9 months                                                              Expected
                                    2004      2005     2006     2007     2008     2009    Thereafter   Cash Flows  Fair Value
                                  -------------------------------------------------------------------------------------------
                                                                        ($ in millions)
Fixed maturity securities
   available-for-sale             $    882   $1,155   $  947   $1,125   $1,200   $  956   $    7,625   $   13,890  $   14,642
Average interest rate                  6.8%     5.9%     7.2%     7.3%     5.4%     5.4%         5.7%

Fixed maturity securities
   held for trading purposes      $     96   $  262   $  183   $  200   $  359   $  170   $      752   $    2,022  $    2,022
Average interest rate                  4.8%     3.3%     3.0%     4.4%     3.8%     3.2%         4.4%

Mortgage loans                    $     44   $   67   $   60   $   57   $   68   $   65   $      489   $      850  $      927
Average interest rate                  6.9%     7.7%     7.7%     7.6%     7.6%     7.6%         7.4%

Total                             $  1,022   $1,484   $1,190   $1,382   $1,627   $1,191   $    8,866   $   16,762  $   17,591
                                  ========   ======   ======   ======   ======   ======   ==========   ==========  ==========

      In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 64% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 7.7% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 7.76 years.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table sets forth information regarding purchases of equity securities for the three months ended March 31, 2004:

                                                          (c) Total number        (d) Maximum number
                                                            of shares (or       (or approximate dollar
                            (a) Total       (b) Average   units) purchased         value) of shares
                            number of        price paid   as part of publicly     (or units) that may
                        shares (or units)    per share     announced plans      yet be purchased under
             Period         purchased        (or units)      or programs         the plans or programs
---------------------   -----------------   -----------   ------------------    ----------------------
01/01/2004-01/31/2004            198(1)     $     36.81            -                      -
02/01/2004-02/29/2004         17,126(1)           37.16            -                      -
03/01/2004-03/31/2004              -                  -            -                      -
                              ------        -----------       ------                  -----
Total                         17,324        $     37.16            -                      -
                              ======        ===========       ======                  =====


(1) Represents shares withheld from employee stock awards on the exercise thereof to satisfy applicable tax withholding obligations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

      (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

            Form 8-K dated January 12, 2004 announcing adjusted net operating income guidance.

            Form 8-K dated January 27, 2004 furnishing certain information presented by Roger K. Brooks, Chairman and CEO of the Company, at the Citigroup Smith Barney Financial Services conference.

            Form 8-K dated February 12, 2004 announcing the release of fourth quarter 2004 earnings and furnishing supplemental financial information of AmerUs Group Co.

            Form 8-K dated February 25, 2004 furnishing materials used in connection with the Company's investor conference held and also presented via webcast on February 25, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 7, 2004                 AMERUS GROUP CO.

                                   By /s/ Melinda S. Urion
                                      ------------------------------------------
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                   By /s/ Brenda J. Cushing
                                      ------------------------------------------
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)

                        AMERUS GROUP CO. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
  No.                                             Description
  ---                                             -----------
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

4.10         First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life
             Holdings, Inc.'s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life
             Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.11         Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust
             Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.12         Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank,
             National Association (formerly known as First Union National Bank), as Purchase
             Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.13         Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as
             Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank,
             National Association (formerly known as First union National Bank), as Purchase
             Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.14         Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National
             Association (formerly known as First Union National Bank), as Purchase Contract Agent,
             and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May
             22, 2003, is hereby incorporated by reference.

4.15         Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit
             4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.16         Officer's Certificate attaching form of Senior Notes initially due 2008, filed as
             Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.17         Form of Purchase Agreement between AmerUs Group Co. and Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, filed as Exhibit 1.1 on For 8-K, dated as of May 28, 2003, is hereby incorporated by reference.

11*          Statement Re: Computation of Earnings Per Share.

12*          Computation of Ratios of Earnings to Fixed Charges.

31.1*        Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e)
             or Rule 15d-15(e).

31.2*        Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e)
             or Rule 15d-15(e).

32.1*        Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C.
             Section 1350.

32.2*        Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C.
             Section 1350.

* Included herein