Form 10-Q/A
period 2004-03-31
AMERUS GROUP CO/IA
filed 2004-08-06
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares outstanding of each of the Registrant’s classes of common stock on May 4, 2004 was as follows:

Common Stock	39,321,389 shares

Exhibit index - Page 38

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, to adjust the cumulative effect of change in accounting made in connection with our adoption of Statement of Position 03-1 (SOP 03-1), “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Insurance Contracts and for Separate Accounts,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The revision was to include reinsurance related to the additional liability originally established, which reduced the impact of the implementation of SOP 03-1 as a result of our review of an American Institute of Certified Public Accountants Q&A drafted in June 2004. In addition, certain amounts have been reclassified to conform to the on-going presentation of SOP 03-1.

This Amendment No. 1 on Form 10-Q/A amends:

· Part I, Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to revise the cumulative effect of change in accounting for adopting SOP 03-1. See note 2 to the accompanying consolidated financial statements for the effects on the accompanying consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

· Exhibits 31.1, 31.2, 32.1 and 32.2 (Certifications) have been updated. Part I, Item 4 (Controls and Procedures) has not been amended since our initial quarterly report for the quarter ended March 31, 2004, on Form 10-Q, but is restated herein in its entirety as it is referenced in the updated Exhibits 31.1 and 31.2.

The unaudited financial statements and related notes and MD&A set forth in this amendment have been revised to reflect the restatements described above and, except for these revisions, do not reflect events and developments subsequent to March 31, 2004.

SAFE HARBOR STATEMENT

     This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations, and interpretations, including currently proposed federal measures that may significantly affect the insurance business including limitations on antitrust immunity, minimum solvency requirements, and changes to the tax advantages of life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations or pronouncements, including those relating to the regulation of insurance companies and the regulation and sale of their products; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations or examinations.

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
	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$14,642,276	$13,944,961
Equity securities	76,201	74,890
Short-term investments	25,207	28,556
Securities held for trading purposes at fair value:
Fixed maturity securities	2,022,366	2,089,502
Equity securities	5,722	1,652
Short-term investments	586	591
Mortgage loans	849,776	968,572
Real estate	33	33
Policy loans	490,245	494,646
Other investments	460,897	339,436

Total investments	18,573,309	17,942,839
Cash and cash equivalents	409,529	274,150
Accrued investment income	215,058	205,492
Premiums, fees and other receivables	44,066	42,761
Reinsurance receivables	700,784	663,452
Deferred policy acquisition costs	978,510	1,021,856
Capitalized bonus interest	89,380	98,274
Value of business acquired	391,139	419,582
Goodwill	226,291	224,075
Property and equipment	49,237	48,849
Other assets	298,015	311,305
Separate account assets	262,031	261,657
Assets of discontinued operations	—	27,950

Total assets	$22,237,349	$21,542,242

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$17,157,605	$16,994,255
Policyowner funds	1,337,180	1,306,160

	18,494,785	18,300,415
Accrued expenses and other liabilities	809,242	443,589
Dividends payable to policyowners	365,655	321,233
Policy and contract claims	66,827	58,880
Income taxes payable	73,907	50,274
Deferred income taxes	104,081	80,861
Notes payable	545,601	596,101
Separate account liabilities	262,031	261,657
Liabilities of discontinued operations	—	19,421

Total liabilities	20,722,129	20,132,431
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,909,617 shares issued and 39,318,135 shares outstanding in 2004; 43,836,608 shares issued and 39,194,602 shares outstanding in 2003	43,910	43,836
Additional paid-in capital	1,186,917	1,184,237
Accumulated other comprehensive income (loss)	153,635	84,519
Unearned compensation	(1,697)	(1,361)
Retained earnings	288,135	255,006
Treasury stock, at cost (4,591,482 shares in 2004 and 4,642,006 shares in 2003)	(155,680)	(156,426)

Total stockholders’ equity	1,515,220	1,409,811

Total liabilities and stockholders’ equity	$22,237,349	$21,542,242

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenues:
Insurance premiums	$70,737	$81,605
Product charges	49,562	46,831
Net investment income	256,875	255,113
Realized/unrealized capital gains (losses)	(85)	7,855
Other income	19,603	16,356

	396,692	407,760

Benefits and expenses:
Policyowner benefits	238,429	223,361
Underwriting, acquisition and other expenses	40,601	40,356
Restructuring costs	—	3,193
Amortization of deferred policy acquisition costs and value of business acquired	47,911	47,074
Dividends to policyowners	25,484	34,574

	352,425	348,558

Income from continuing operations	44,267	59,202
Interest expense	8,398	6,799

Income before income tax expense	35,869	52,403
Income tax expense	6,129	17,101

Net income from continuing operations	29,740	35,302
Income from discontinued operations, net of tax	3,899	487

Net income before cumulative effect of change in accounting	33,639	35,789
Cumulative effect of change in accounting, net of tax	(510)	—

Net income	$33,129	$35,789

Net income from continuing operations per common share:
Basic	$0.76	$0.91

Diluted	$0.74	$0.90

Net income per common share:
Basic	$0.84	$0.92

Diluted	$0.82	$0.91

Weighted average common shares outstanding:
Basic	39,263,367	38,984,807

Diluted	40,434,902	39,217,951

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended March
	2004	2003
	(unaudited)
Net income	$33,129	$35,789
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	88,879	29,859
Less: Reclassification adjustment for gains (losses) included in net income	(17,453)	12,376

Other comprehensive income (loss), before tax	106,332	17,483
Income tax expense related to items of other comprehensive income	(37,216)	(6,119)

Other comprehensive income (loss), net of taxes	69,116	11,364

Comprehensive income	$102,245	$47,153

See accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004 and the Year Ended December 31, 2003
($ in thousands)

			Accumulated
		Additional	Other		Unallocated			Total
		Paid-In	Comprehensive	Unearned	ESOP	Retained	Treasury	Stockholders’
	Common Stock	Capital	Income (Loss)	Compensation	Shares	Earnings	Stock	Equity
Balance at December 31, 2002	$43,656	$1,179,646	$88,522	$(458)	$(1,443)	$109,517	$(156,492)	$1,262,948
2003:
Net income	—	—	—	—	—	161,147	—	161,147
Net unrealized gain (loss) on securities	—	—	1,971	—	—	—	—	1,971
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	2,476	—	—	—	—	2,476
Change in accounting transfer of unrealized gain on available-for-sale securites to trading	—	—	(5,204)	—	—	—	—	(5,204)
Stock issued under various incentive plans, net of forfeitures	180	11,717	—	(903)	—	—	66	11,060
PRIDES purchase contract adjustments and allocated fees and expenses	—	(7,280)	—	—	—	—	—	(7,280)
Dividends declared on common stock	—	—	—	—	—	(15,658)	—	(15,658)
Allocation of shares in leveraged ESOP	—	154	—	—	1,443	—	—	1,597
Minimum pension liability adjustment	—	—	(3,246)	—	—	—	—	(3,246)

Balance at December 31, 2003	43,836	1,184,237	84,519	(1,361)	—	255,006	(156,426)	1,409,811
2004 (unaudited):
Net income	—	—	—	—	—	33,129	—	33,129
Net unrealized gain (loss) on securities	—	—	68,970	—	—	—	—	68,970
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	146	—	—	—	—	146
Stock issued under various incentive plans, net of forfeitures	74	2,680	—	(336)	—	—	746	3,164

Balance at March 31, 2004	$43,910	$1,186,917	$153,635	$(1,697)	$—	$288,135	$(155,680)	$1,515,220

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$33,129	$35,789
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	510	—
Gain on sale of discontinued operations	(3,899)	—
Product charges on universal life and annuity products	(40,433)	(54,225)
Interest credited to policyowner account balances	120,594	126,940
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	23,733	(8,602)
Realized/unrealized capital (gains) losses	85	(7,855)
DAC and VOBA amortization	47,911	47,074
DAC and VOBA capitalized	(88,790)	(91,769)
Change in:
Accrued investment income	(9,566)	(2,012)
Reinsurance receivables	(18,370)	(61,190)
Securities held for trading purposes:
Fixed maturities	82,999	83,691
Equity securities	(4,029)	—
Short-term investments	—	(2,779)
Liabilities for future policy benefits	(41,764)	4,693
Accrued expenses and other liabilities	161,338	97,185
Policy and contract claims and other policyowner funds	48,237	17,692
Income taxes:
Current	24,953	(1,687)
Deferred	(17,710)	(3,580)
Other, net	(18,003)	16,196

Net cash provided by operating activities	300,925	195,561

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(1,491,077)	(2,073,313)
Proceeds from sale of fixed maturities available-for-sale	892,538	2,093,786
Maturities, calls and principal reductions of fixed maturities available-for-sale	293,607	448,308
Purchase of equity securities	(37,116)	(9,258)
Proceeds from sale of equity securities	35,962	9,498
Change in short-term investments, net	10,503	14,267
Purchase of mortgage loans	(24,268)	(26,717)

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Proceeds from repayment and sale of mortgage loans	148,101	22,696
Purchase of real estate and other invested assets	(80,971)	(83,562)
Proceeds from sale of real estate and other invested assets	31,942	11,998
Change in policy loans, net	4,402	3,668
Proceeds from sale of discontinued operations	15,000	—
Other assets, net	3,793	(6,251)

Net cash (used in) provided by investing activities	(197,584)	405,120

Cash flows from financing activities:
Deposits to policyowner account balances	508,716	508,643
Withdrawals from policyowner account balances	(429,342)	(313,947)
Change in debt, net	(50,500)	22,240
Stock issued under various incentive plans, net of forfeitures	3,164	728
Adoption and allocation of shares in leveraged ESOP	—	37
Other, net	—	60

Net cash provided by financing activities	32,038	217,761

Net increase in cash	135,379	818,442
Cash and cash equivalents at beginning of period	274,150	102,612

Cash and cash equivalents at end of period	$409,529	$921,054

Supplemental disclosure of cash activities:
Interest paid	$7,818	$9,332

Income taxes paid	$78	$13,602

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	For The Three Months Ended March 31,
	2004	2003
	($ in thousands, except share data)
Net income, as reported	$33,129	$35,789
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,162)	(1,098)

Pro forma net income	$31,967	$34,691

Earnings per share:
Basic — as reported	$0.84	$0.92

Basic — pro forma	$0.81	$0.89

Diluted — as reported	$0.82	$0.91

Diluted — pro forma	$0.79	$0.88

     Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.

(2)	RESTATEMENT OF FINANCIAL INFORMATION

     The consolidated financial statements as of and for the three months ended March 31, 2004, have been restated to revise the adoption of SOP 03-1 effective January 1, 2004 for reinsurance. During the second quarter of 2004, it was determined, based on a review of an American Institute of Certified Public Accountants Q&A drafted in June 2004, that reinsurance should be considered for the additional liabilities being established. The cumulative effect of adopting SOP 03-1 as of January 1, 2004 originally recorded in the first quarter of 2004 has now been revised to include the impact of reinsurance related to the additional liability originally established, which reduced the original cumulative effect of accounting change expense net of tax from $7.3 million to $0.5 million. The basic and diluted earnings per common share for the change in accounting amounted to $0.02 and $0.01, respectively, for the three months ended March 31, 2004. The following table presents certain captions of the consolidated financial statements as of and for the three months ended March 31, 2004 that were revised to reflect the change in adopting SOP 03-1 ($ in thousands, except share data):

	Previously reported	Restated
Consolidated balance sheet:
Reinsurance receivables	$681,822	$700,784
Deferred policy acquisition costs	960,935	978,510
Capitalized bonus interest	120,844	89,381
Total assets	22,232,276	22,237,349
Future life and annuity policy benefits	17,162,955	17,157,605
Deferred income taxes	100,433	104,081
Total liabilities	20,723,831	20,722,129
Retained earnings	281,360	288,135
Total stockholders’ equity	1,508,445	1,515,220
Total liabilities and stockholders’ equity	22,232,276	22,237,349
Consolidated statements of income:
Cumulative effect of change in accounting, net of tax	(7,285)	(510)
Net income	26,354	33,129
Net income per common share — basic	0.67	0.84
Net income per common share — diluted	0.65	0.82
Consolidated statements of comprehensive income:
Net income	26,354	33,129
Comprehensive income (loss)	95,470	102,245
Consolidated statements of stockholders’ equity:
Net income	26,354	33,129
Retained earnings ending balance	281,360	288,135
Total stockholders’ equity ending balance	1,508,445	1,515,220

(3)	EARNINGS PER SHARE

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

     Summarized financial information of the Closed Block as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 are as follows:

	March 31,	December 31,
	2004	2003
	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,827,434	$2,845,365
Policyowner funds	8,978	9,232
Accrued expenses and other liabilities	34,634	44,473
Dividends payable to policyowners	171,662	173,703
Policy and contract claims	25,606	22,694
Policyowner dividend obligation	182,729	134,386

Total Liabilities	3,251,043	3,229,853

Assets:
Fixed maturity securities available-for-sale at fair value	2,038,035	2,027,177
Mortgage loans	78,645	80,170
Policy loans	342,398	346,823
Other investments	300	—
Cash and cash equivalents	4,843	3,492
Accrued investment income	32,447	32,629
Premiums and fees receivable	80,771	55,134
Other assets	17	17

Total Assets	2,577,456	2,545,442

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$673,587	$684,411

	For The Three Months Ended March 31,
	2004	2003
	($ in thousands)
Operations:
Insurance premiums	$52,596	$62,808
Product charges	90	3,538
Net investment income	35,734	39,739
Realized gains (losses) on investments	830	7,069
Policyowner benefits	(55,170)	(71,829)
Underwriting, acquisition and other expenses	(1,089)	(1,131)
Dividends to policyowners	(23,399)	(29,912)

Contribution from the Closed Block before income taxes	$9,592	$10,282

(5) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives and the cash flow hedge amortization for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31, 2004
	Total Return	Equity Linked
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held for trading	$14,606	$—	$3,046	$17,652
Options on equity-indexed and other products	—	7,148	(985)	6,163
Market value adjustment to liabilities	(12,772)	(9,166)	(1,795)	(23,733)
Cash flow hedge amortization			(462)	(462)
DAC amortization impact of net adjustments above	694	1,635	331	2,660

Pre-tax total	2,528	(383)	135	2,280
Income taxes	(885)	134	(47)	(798)

After-tax total	$1,643	$(249)	$88	$1,482

	For the Three Months Ended March 31, 2003
	Total Return	Equity Linked
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held for trading	$2,281	$—	$38	$2,319
Options on equity-indexed and other products	—	(10,705)	1,093	(9,612)
Market value adjustment to liabilities	(1,678)	10,280	—	8,602
Cash flow hedge amortization	—	—	(1,412)	(1,412)
DAC amortization impact of net adjustments above	(157)	256	(21)	78

Pre-tax total	446	(169)	(302)	(25)
Income taxes	(157)	60	106	9

After-tax total	$289	$(109)	$(196)	$(16)

(6)	FEDERAL INCOME TAXES

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

(8)	EMPLOYEE BENEFIT PLANS

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

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Components of net periodic benefit cost:
Service cost	$82	$71
Interest cost	1,550	1,550
Expected return on plan assets	(1,214)	(1,226)
Amortization of prior service cost	22	10
Amortizaton of actuarial loss	62	11

Net periodic benefit cost	502	416
Curtailment	(951)	—
Settlement	—	393
Total (income) expense	$(449)	$809

     During the first three months of 2004, a gain of $0.9 million was recognized as a result of curtailing health care and life insurance benefits associated with the sale of the discontinued operations in January 2004.

(9)	ASSETS HELD FOR SALE

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

(10)	DISCONTINUED OPERATIONS

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

	For The Three Months Ended March 31,
	2004	2003
	($ in thousands, except share data)
Operating income from discontinued operations, net of income taxes of $325 in 2003	$—	$487
Gain on sale of discontinued operations, net of income taxes of $2,571 in 2004	3,899	—

	$3,899	$487

Net income from discontinued operations per common share:
Basic	$0.10	$0.01
Diluted	$0.10	$0.01
Weighted average common shares outstanding:
Basic	39,263,367	38,984,807
Diluted	40,434,902	39,217,951

(11)	ADOPTION OF SOP 03-1

     Effective January 1, 2004, the Company adopted Statement of Position 03-1 (SOP 03-1), “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Insurance Contracts and for Separate Accounts,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of SOP 03-1 resulted in establishing additional policy reserve liabilities for fees charged for insurance benefit features which are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years. The total effect of adopting SOP 03-1 (including reinsurance recoverables) as of January 1, 2004, amounted to a decrease of $0.8 million ($0.5 million after-tax) in net income which has been reflected as a cumulative effect of a change in accounting. The basic and diluted earnings per common share for the change in accounting amounted to $0.02 and $0.01, respectively, for the three months ended March 31, 2004.

     In addition, the adoption of SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements. There was no change to the Company’s method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheet and the related amortization expense is included in policyowner benefits in the consolidated statement of income. Prior to 2004, the capitalized costs were included in deferred policy acquisition costs and the amortization expense was included in the amortization of deferred policy acquisition costs. The 2003 amounts have been reclassified to conform with the 2004 presentation.

(12)	OPERATING SEGMENTS

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

Operating Segment Income
($ in thousands)

	Three Months Ended March 31, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$69,716	$723	$298	$70,737
Product charges	35,459	14,103	—	49,562
Net investment income	81,258	174,263	1,354	256,875
Realized gains (losses) on closed block investments	830	—	—	830
Other income	906	17,388	1,508	19,802

	188,169	206,477	3,160	397,806
Benefits and expenses:
Policyowner benefits	93,395	120,818	21	214,234
Underwriting, acquisition, and other expenses	16,958	18,729	4,914	40,601
Amortization of DAC and VOBA, net of open block loss adjustment of $1,260	19,241	29,930	—	49,171
Dividends to policyowners	25,484	—	—	25,484

	155,078	169,477	4,935	329,490

Segment pre-tax operating income	$33,091	$37,000	$(1,775)	68,316

Realized gains (losses) on open block assets				(24,730)
Unealized gains (losses) on open block options and trading investments				23,815
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				(23,733)
Cash flow hedge amortization				(462)
Amortization of DAC and VOBA due to open block gains and losses				1,260
Other income from non-insurance operations				(199)

Income from continuing operations				44,267
Interest (expense)				(8,398)
Income tax (expense)				(6,129)
Income from discontinued operations, net of tax				3,899
Cumulative effect of change in accounting, net of tax				(510)

Net income				$33,129

Operating Segment Income
($ in thousands)

	Three Months Ended March 31, 2003
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$80,161	$1,183	$261	$81,605
Product charges	36,338	10,493	—	46,831
Net investment income	83,746	169,673	1,694	255,113
Realized gains (losses) on closed block investments	7,069	—	—	7,069
Other income	1,053	14,766	140	15,959

	208,367	196,115	2,095	406,577
Benefits and expenses:
Policyowner benefits	100,668	129,863	20	230,551
Underwriting, acquisition, and other expenses	20,441	15,935	3,980	40,356
Amortization of DAC and VOBA, net of open block gain adjustment of $6,545	19,565	20,964	—	40,529
Dividends to policyowners	34,574	—	—	34,574

	175,248	166,762	4,000	346,010

Segment pre-tax operating income	$33,119	$29,353	$(1,905)	60,567

Realized gains (losses) on open block assets				8,079
Unealized gains (losses) on open block options and trading investments				(7,293)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities				8,602
Cash flow hedge amortization				(1,412)
Amortization of DAC and VOBA due to open block gains and losses				(6,545)
Restructuring costs				(3,193)
Other income from non-insurance operations				397

Income from continuing operations				59,202
Interest (expense)				(6,799)
Income tax (expense)				(17,101)
Income from discontinued operations, net of tax				487

Net income				$35,789

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

FINANCIAL HIGHLIGHTS

     Our financial highlights are as follows:

	For The Three Months Ended March 31,
	2004	2003
	($ in thousands, except per share data)
Segment pre-tax operating income:
Protection Products	$33,091	$33,119
Accumulation Products	37,000	29,353
Other operations	(1,775)	(1,905)

Total segment pre-tax operating income	68,316	60,567
Non-segment expense, net (A)	35,187	24,778

Net income	$33,129	$35,789

Diluted earnings per share	$0.82	$0.91

	March 31,	December 31,
	2004	2003
Total assets	$22,237,349	$21,542,242

Stockholders’ equity	$1,515,220	$1,409,811

(A)	Non-segment expense, net consists primarily of open block realized gains and losses, derivative related market value adjustments, non-insurance operations, restructuring costs, interest expense, income taxes, discontinued operations and cumulative effect of change in accounting.

     Operating segment income in the first quarter of 2004 for the protection products segment was comparable to that of 2003. Operating segment income for the accumulation products segment increased in the first quarter of 2004 as compared to the same period in 2003. Protection products earnings were primarily impacted by decreased net investment income in the first quarter of 2004 due to lower investment yields. This was partially offset by lower operating expenses. Our accumulation products pre-tax operating segment income increased primarily due to the continued shift in our business from traditional fixed annuities to higher margin equity-indexed annuities and higher assets under management.

     Net income decreased in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of an impairment loss on our Indianapolis, Indiana office building. The decrease was partially reduced by the gain on the sale of our residential financing subsidiary.

     Total assets increased $695.1 million during the first quarter of 2004 primarily as a result of the utilization of securities lending and borrowing arrangements and dollar-roll repurchase investment transactions. Stockholders’ equity increased $105.4 million for the first quarter of 2004 primarily as a result of unrealized gains on available-for-sale investments which amounted to $69.0 million and year-to-date net income of $33.1 million.

PROTECTION PRODUCTS

     Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and equity-indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products is the closed block of ALIC and the closed block of ILIC established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality needs. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $99.0 billion at March 31, 2004 and $98.6 billion at December 31, 2003. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Three Months Ended March 31,
	2004	2003
	($ in thousands)
Revenues:
Insurance premiums	$69,716	$80,161
Product charges	35,459	36,338
Net investment income	81,258	83,746
Realized gains (losses) on closed block investments	830	7,069
Other income	906	1,053

Total revenues	188,169	208,367

Benefits and expenses:
Policyowner benefits	93,395	100,668
Underwriting, acquisition and other expenses	16,958	20,441
Amortization of DAC and VOBA, net of open block gain/loss adjustment	19,241	19,565
Dividends to policyowners	25,484	34,574

Total benefits and expenses	155,078	175,248

Pre-tax operating income — Protection Products segment	$33,091	$33,119

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

	Sales Activity by Product
	For The Three Months Ended March 31,
	2004	2003
	($ in thousands)
Traditional life insurance:
Whole life	$5	$203
Interest-sensitive whole life	3,418	7,020
Term life	3,570	3,712
Universal life	7,534	6,940
Equity-indexed life	17,303	13,477

Direct	31,830	31,352
Private label term life premiums	—	1,937

Total	$31,830	$33,289

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

	For The Three Months Ended March 31,
	2004	2003
	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$723	$1,183
Product charges	14,103	10,493
Net investment income	174,263	169,673
Other income	2,751	3,075

Total revenues	191,840	184,424

Benefits and expenses:
Policyowner benefits	120,818	129,863
Underwriting, acquisition and other expenses	7,232	6,469
Amortization of DAC and VOBA	29,930	20,964

Total benefits and expenses	157,980	157,296

IMO Operations:
Other income	14,637	11,691
Other expenses	11,497	9,466

Net IMO operating income	3,140	2,225

Pre-tax operating income — Accumulation Products segment	$37,000	$29,353

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

	Deposits by Product
	For The Three Months Ended March 31,
	2004	2003
	($ in thousands)
Annuities
Deferred fixed annuities:
Traditional fixed annuities	$82,170	$142,662
Equity-indexed annuities	296,875	233,190
Variable annuities	852	987

Total annuities	379,897	376,839
Reinsurance ceded	(3,196)	(8,068)

Total deposits, net of reinsurance	$376,701	$368,771

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

     Product Spread. Product spread is a key driver of our business as it measures the difference between the income earned on our invested assets and the rate which we credit to policyowners, the difference is reflected as segment operating income. Asset earned rates and liability crediting rates, based on a rolling four quarter period, were as follows for accumulation segment products:

	For The Three Months Ended March 31,
	2004	2003
Asset earned rate	5.82%	6.46%
Liability credited rate	3.81%	4.40%

Product spread	2.01%	2.06%

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

INCOME STATEMENT RECONCILIATION

     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended March 31,
	2004	2003
Segment pre-tax operating income:
Protection Products	$33,091	$33,119
Accumulation Products	37,000	29,353
Other operations	(1,775)	(1,905)

Total segment pre-tax operating income	68,316	60,567
Non-segment items — increases (decreases) to income:
Realized and unrealized losses on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	(24,730)	8,079
Unrealized gains (losses) on open block options and trading investments	23,815	(7,293)
Change in option value of equity-indexed products and market value adjustments on total return strategy annuities	(23,733)	8,602
Cash flow hedge amortization	(462)	(1,412)
Amortization of DAC & VOBA due to open block realized gains and losses	1,260	(6,545)
Restructuring costs	—	(3,193)
Other income from non-insurance operations	(199)	397

Income from continuing operations	44,267	59,202
Interest expense	(8,398)	(6,799)
Income tax expense	(6,129)	(17,101)

Net income from continuing operations	29,740	35,302
Income from discontinued operations, net of tax	3,899	487
Cumulative effect of change in accounting, net of tax	(510)	—

Net income	$33,129	$35,789

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block assets will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses. In addition, in the first quarter of 2004, we had a pre-tax impairment loss on our Indianapolis, Indiana office building of $12.2 million. We listed this office building with a real estate broker during the second quarter of 2003 as part of our restructuring plan and recorded a pre-tax impairment loss of $7.7 million at that time. As provided by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined in the first quarter of 2004 that the fair value of the building required further adjustment based on current offering prices for the property. The result was an additional $12.2 million pre-tax impairment loss which has been recorded in realized/unrealized capital losses on open block assets. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet and amounted to $3.3 million at March 31, 2004 and $15.5 million at December 31, 2003.

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

     Change in Accounting. Effective January 1, 2004, the Company adopted SOP 03-1 resulting in the establishment of additional policy reserve liabilities for fees charged for insurance benefit features which are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years. As described in note 2 to the consolidated financial statements, the cumulative effect of adopting SOP 03-1 was revised to include the impact of reinsurance related to the additional policy reserve liabilities established under SOP 03-1. The restated total effect of adopting SOP 03-1 (including reinsurance recoverables) as of January 1, 2004, amounted to a decrease of $0.8 million ($0.5 million after-tax) in net income which has been reflected as a cumulative effect of a change in accounting.

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

PART II — OTHER INFORMATION

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

Form 8-K dated February 12, 2004 announcing the release of fourth quarter 2003 earnings and furnishing supplemental financial information of AmerUs Group Co.

Form 8-K dated February 25, 2004 furnishing materials used in connection with the Company’s investor conference held and also presented via webcast on February 25, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 6, 2004	AMERUS GROUP CO.

	By	/s/	Melinda S. Urion

Melinda S. Urion
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/	Brenda J. Cushing

Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.2	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.5	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.8	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.9	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.10	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, filed as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated November 14, 2000 is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-K, dated March 15, 2002, is hereby incorporated by reference.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

Exhibit
No.	Description
4.4	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.5	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.6	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.8	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.9	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.10	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.11	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.12	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.13	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.14	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.15	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.16	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.17	Form of Purchase Agreement between AmerUs Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 1.1 on For 8-K, dated as of May 28, 2003, is hereby incorporated by reference.

11*	Statement Re: Computation of Earnings Per Share.

12*	Computation of Ratios of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

* Included herein