Form 10-Q
period 2004-06-30
AMERUS GROUP CO/IA
filed 2004-08-06
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

The number of shares outstanding of each of the Registrant’s classes of common stock on August 3, 2004 was as follows:

Common Stock	39,110,013 shares

Exhibit index - Page 42

SAFE HARBOR STATEMENT

     This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations, and interpretations, including federal regulatory measures that may significantly affect the insurance business including limitations on antitrust immunity, minimum solvency requirements, and changes to the tax advantages offered by life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations, initiatives or pronouncements, including those relating to the regulation of insurance companies and the regulation and sale of their products; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products and the programs in which they are used; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations or examinations.

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
	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$14,428,207	$13,944,961
Equity securities	77,818	74,890
Short-term investments	20,426	28,556
Securities held for trading purposes at fair value:
Fixed maturity securities	1,848,933	2,089,502
Equity securities	5,507	1,652
Short-term investments	580	591
Mortgage loans	843,624	968,572
Real estate	33	33
Policy loans	486,087	494,646
Other investments	328,754	339,436

Total investments	18,039,969	17,942,839
Cash and cash equivalents	459,209	274,150
Accrued investment income	207,531	205,492
Premiums, fees and other receivables	41,869	42,761
Reinsurance receivables	722,097	663,452
Deferred policy acquisition costs	1,266,258	1,021,856
Capitalized bonus interest	130,865	98,274
Value of business acquired	408,482	419,582
Goodwill	226,291	224,075
Property and equipment	48,218	48,849
Other assets	299,125	311,305
Separate account assets	254,939	261,657
Assets of discontinued operations	—	27,950

Total assets	$22,104,853	$21,542,242

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$17,313,623	$16,994,255
Policyowner funds	1,423,847	1,306,160

	18,737,470	18,300,415
Accrued expenses and other liabilities	747,643	443,589
Dividends payable to policyowners	254,378	321,233
Policy and contract claims	47,343	58,880
Income taxes payable	38,545	50,274
Deferred income taxes	54,633	80,861
Notes payable	545,838	596,101
Separate account liabilities	254,939	261,657
Liabilities of discontinued operations	—	19,421

Total liabilities	20,680,789	20,132,431
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,919,601 shares issued and 39,084,296 shares outstanding in 2004; 43,836,608 shares issued and 39,194,602 shares outstanding in 2003	43,920	43,836
Additional paid-in capital	1,187,189	1,184,237
Accumulated other comprehensive income (loss)	22,240	84,519
Unearned compensation	(1,440)	(1,361)
Retained earnings	336,911	255,006
Treasury stock, at cost (4,835,305 shares in 2004 and 4,642,006 shares in 2003)	(164,756)	(156,426)

Total stockholders’ equity	1,424,064	1,409,811

Total liabilities and stockholders’ equity	$22,104,853	$21,542,242

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
		(unaudited)
Revenues:
Insurance premiums	$63,791	$79,637	$134,528	$161,242
Product charges	54,284	48,703	103,846	95,534
Net investment income	251,311	251,707	508,186	506,820
Realized/unrealized capital gains (losses)	(44,550)	58,969	(44,635)	66,824
Other income	19,098	17,257	38,701	33,612

	343,934	456,273	740,626	864,032

Benefits and expenses:
Policyowner benefits	168,350	261,765	406,779	485,125
Underwriting, acquisition and other expenses	45,737	33,443	86,338	73,799
Restructuring costs	—	12,670	—	15,864
Amortization of deferred policy acquisition costs and value of business acquired	58,278	45,902	106,189	92,975
Dividends to policyowners	10,936	29,740	36,420	64,314

	283,301	383,520	635,726	732,077

Income from continuing operations	60,633	72,753	104,900	131,955
Interest expense	7,936	7,575	16,334	14,374

Income before income tax expense	52,697	65,178	88,566	117,581
Income tax expense	3,921	22,002	10,050	39,102

Net income from continuing operations	48,776	43,176	78,516	78,479
Income from discontinued operations, net of tax	—	535	3,899	1,022

Net income before cumulative effect of change in accounting	48,776	43,711	82,415	79,501
Cumulative effect of change in accounting, net of tax	—	—	(510)	—

Net income	$48,776	$43,711	$81,905	$79,501

Net income from continuing operations per common share:
Basic	$1.24	$1.10	$2.00	$2.01

Diluted	$1.20	$1.10	$1.93	$1.99

Net income per common share:
Basic	$1.24	$1.12	$2.08	$2.03

Diluted	$1.20	$1.11	$2.02	$2.02

Weighted average common shares outstanding:
Basic	39,327,182	39,161,780	39,342,363	39,112,346

Diluted	40,760,364	39,404,467	40,619,242	39,354,894

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
		(unaudited)
Net income	$48,776	$43,711	$81,905	$79,501
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(197,725)	101,516	(130,748)	131,376
Less: Reclassification adjustment for gains (losses) included in net income	4,421	5,397	(34,935)	17,773

Other comprehensive income (loss), before tax	(202,146)	96,119	(95,813)	113,603
Income tax (expense) benefit related to items of other comprehensive income	70,751	(33,642)	33,534	(39,761)

Other comprehensive income (loss), net of taxes	(131,395)	62,477	(62,279)	73,842

Comprehensive income (loss)	$(82,619)	$106,188	$19,626	$153,343

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004 and the Year Ended December 31, 2003
($ in thousands)

			Accumulated
		Additional	Other		Unallocated			Total
		Paid-In	Comprehensive	Unearned	ESOP	Retained	Treasury	Stockholders’
	Common Stock	Capital	Income (Loss)	Compensation	Shares	Earnings	Stock	Equity
Balance at December 31, 2002	$43,656	$1,179,646	$88,522	$(458)	$(1,443)	$109,517	$(156,492)	$1,262,948
2003:
Net income	—	—	—	—	—	161,147	—	161,147
Net unrealized gain (loss) on securities	—	—	1,971	—	—	—	—	1,971
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	2,476	—	—	—	—	2,476
Change in accounting transfer of unrealized gain on available-for-sale securities to trading	—	—	(5,204)	—	—	—	—	(5,204)
Stock issued under various incentive plans, net of forfeitures	180	11,717	—	(903)	—	—	66	11,060
PRIDES purchase contract adjustments and allocated fees and expenses	—	(7,280)	—	—	—	—	—	(7,280)
Dividends declared on common stock	—	—	—	—	—	(15,658)	—	(15,658)
Allocation of shares in leveraged ESOP	—	154	—	—	1,443	—	—	1,597
Minimum pension liability adjustment	—	—	(3,246)	—	—	—	—	(3,246)

Balance at December 31, 2003	43,836	1,184,237	84,519	(1,361)	—	255,006	(156,426)	1,409,811
2004 (unaudited):
Net income	—	—	—	—	—	81,905	—	81,905
Net unrealized gain (loss) on securities	—	—	(62,679)	—	—	—	—	(62,679)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	400	—	—	—	—	400
Stock issued under various incentive plans, net of forfeitures	84	2,952	—	(79)	—	—	823	3,780
Purchase of treasury stock	—	—	—	—	—	—	(9,153)	(9,153)

Balance at June 30, 2004	$43,920	$1,187,189	$22,240	$(1,440)	$—	$336,911	$(164,756)	$1,424,064

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Six Months Ended
	June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$81,905	$79,501
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	510	—
Gain on sale of discontinued operations	(3,899)	—
Product charges	(103,846)	(95,534)
Interest credited to policyowner account balances	233,800	251,959
Change in option value of equity indexed products and market value adjustments on total return strategy annuities	(13,555)	27,209
Realized/unrealized capital (gains) losses	44,635	(66,824)
DAC and VOBA amortization	106,189	92,975
DAC and VOBA capitalized	(186,658)	(192,274)
Change in:
Accrued investment income	(2,039)	(777)
Reinsurance receivables	(84,928)	(14,526)
Securities held for trading purposes:
Fixed maturities	209,725	18,566
Equity securities	(3,883)	(1,813)
Liabilities for future policy benefits	34,302	96,694
Accrued expenses and other liabilities	304,053	474,559
Policy and contract claims and other policyowner funds	105,585	57,126
Income taxes:
Current	(14,301)	(22,528)
Deferred	7,654	29,269
Other, net	(13,898)	2,264

Net cash provided by operating activities	701,351	735,846

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(3,192,310)	(5,601,015)
Proceeds from sale of fixed maturities available-for-sale	1,627,612	4,175,359
Maturities, calls and principal reductions of fixed maturities available-for-sale	700,210	1,157,234
Purchase of equity securities	(42,255)	(7,155)
Proceeds from sale of equity securities	39,429	12,180
Change in short-term investments, net	19,859	(1,933)
Purchase of mortgage loans	(54,242)	(80,332)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
($ in thousands)

	For The Six Months Ended
	June 30,
	2004	2003
	(unaudited)
Proceeds from repayment and sale of mortgage loans	185,341	55,689
Purchase of real estate and other invested assets	(37,473)	(200,854)
Proceeds from sale of real estate and other invested assets	77,024	(4,153)
Change in policy loans, net	8,559	4,746
Proceeds from sale of discontinued operations	15,000	—
Other assets, net	611	(798)

Net cash used in investing activities	(652,635)	(491,032)

Cash flows from financing activities:
Deposits to policyowner account balances	1,099,912	1,030,023
Withdrawals from policyowner account balances	(907,933)	(773,630)
Change in debt, net	(50,263)	(102,517)
Stock issued under various incentive plans, net of forfeitures	3,780	7,099
Purchase of treasury stock	(9,153)	—
Proceeds from issuance of PRIDES	—	137,398
Adoption and allocation of shares in leveraged ESOP	—	37

Net cash provided by financing activities	136,343	298,410

Net increase in cash	185,059	543,224
Cash and cash equivalents at beginning of period	274,150	102,612

Cash and cash equivalents at end of period	$459,209	$645,836

Supplemental disclosure of cash activities:
Interest paid	$16,261	$15,449

Income taxes paid	$18,372	$15,967

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands, except share data)
Net income, as reported	$48,776	$43,711	$81,905	$79,501
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(919)	(980)	(2,081)	(2,078)

Pro forma net income	$47,857	$42,731	$79,824	$77,423

Earnings per share:
Basic - as reported	$1.24	$1.12	$2.08	$2.03

Basic - pro forma	$1.22	$1.09	$2.03	$1.98

Diluted - as reported	$1.20	$1.11	$2.02	$2.02

Diluted - pro forma	$1.17	$1.08	$1.97	$1.97

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

     Diluted earnings per share applicable to the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANsSM) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. The common stock price conversion condition was not met for the six months ended June 30, 2004 and 2003. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is limited to the amount of the annual regular dividend.

     Diluted earnings per share applicable to the Company’s PRIDESSM securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 777,528 and 650,534 shares to the diluted earnings per share calculation for the three and six months ended June 30, 2004, respectively.

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

     Summarized financial information of the Closed Block as of June 30, 2004 and December 31, 2003 and for the three months and six months ended June 30, 2004 and 2003 are as follows:

	June 30,	December 31,
	2004	2003
	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,816,832	$2,845,365
Policyowner funds	8,573	9,232
Accrued expenses and other liabilities	60,299	44,473
Dividends payable to policyowners	173,314	173,703
Policy and contract claims	11,732	22,694
Policyowner dividend obligation	70,152	134,386

Total Liabilities	3,140,902	3,229,853

Assets:
Fixed maturity securities available-for-sale at fair value	1,946,412	2,027,177
Mortgage loans	77,065	80,170
Policy loans	337,434	346,823
Cash and cash equivalents	1,052	3,492
Accrued investment income	32,178	32,629
Premiums and fees receivable	85,993	55,134
Other assets	17	17

Total Assets	2,480,151	2,545,442

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$660,751	$684,411

	For The Three Months Ended June 30,
	2004	2003
	($ in thousands)
Operations:
Insurance premiums	$44,684	$55,009
Product charges	1,311	2,685
Net investment income	36,235	37,577
Realized gains (losses) on investments	(4,473)	275
Policyowner benefits	(58,495)	(56,690)
Underwriting, acquisition and other expenses	(918)	(1,115)
Dividends to policyowners	(9,019)	(27,738)

Contribution from the Closed Block before income taxes	$9,325	$10,003

	For The Six Months Ended June 30,
	2004	2003
	($ in thousands)
Operations:
Insurance premiums	$97,280	$117,815
Product charges	1,401	6,224
Net investment income	71,969	77,316
Realized/unrealized gains (losses) on investments	(3,643)	7,344
Policyowner benefits	(113,665)	(128,519)
Underwriting, acquisition and other expenses	(2,007)	(2,246)
Dividends to policyowners	(32,418)	(57,649)

Contribution from the Closed Block before income taxes	$18,917	$20,285

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. During the first six months of 2004 and 2003, realized/unrealized capital gains (losses) included an unrealized loss of $19.5 million and an unrealized gain of $19.4 million, respectively, from the change in fair value on the trading securities primarily backing the total return strategy products. Additionally, the first six months of 2004 and 2003 included an unrealized gain of $12.1 million and $15.7 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity indexed products. Policyowner benefits included an offsetting adjustment to contract liabilities for fair value changes in options embedded within the equity indexed products and fair value changes on total return strategy annuity contracts amounting to a decrease in expense of $13.6 million and an increase in expense of $27.2 million for the first six months of 2004 and 2003, respectively. In 2002, the Company undesignated a cash flow hedge and is now amortizing the amount in accumulated other comprehensive income (AOCI) to earnings over the remaining life of the swap, which amounted to $0.8 and $2.5 million in expense in the first six months of 2004 and 2003, respectively. The Company estimates that less than $0.1 million of after-tax derivative losses, included in AOCI, will be reclassified into earnings within the next twelve months. AOCI included an unrealized gain of $0.4 million and $1.8 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during the first six months of 2004 and 2003, respectively.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities, derivatives and the cash flow hedge amortization for the six months ended June 30, 2004 and 2003:

	For the Six Months Ended June 30, 2004
	Total Return	Equity Linked
	Products	Products	Other	Total
		($ in thousands)
Fixed maturity securities held for trading	$(16,092)	$—	$(3,407)	$(19,499)
Options on equity indexed products	—	14,297	(2,209)	12,088
Market value adjustment to liabilities	9,244	481	3,830	13,555
Cash flow hedge amortization	—	—	(813)	(813)
DAC amortization impact of net adjustments above	147	(5,095)	573	(4,375)

Pre-tax total	(6,701)	9,683	(2,026)	956
Income taxes	2,345	(3,389)	710	(334)

After-tax total	$(4,356)	$6,294	$(1,316)	$622

	For the Six Months Ended June 30, 2003
	Total Return	Equity Linked
	Products	Products	Other	Total
		($ in thousands)
Fixed maturity securities held for trading	$18,160	$—	$1,196	$19,356
Options on equity indexed products	—	13,565	2,106	15,671
Market value adjustment to liabilities	(12,327)	(14,882)	—	(27,209)
Cash flow hedge amortization	—	—	(2,478)	(2,478)
DAC amortization impact of net adjustments above	(439)	624	(794)	(609)

Pre-tax total	5,394	(693)	30	4,731
Income taxes	(1,889)	244	(11)	(1,656)

After-tax total	$3,505	$(449)	$19	$3,075

(5) FEDERAL INCOME TAXES

     The effective income tax rate for the six months ending June 30, 2004 and 2003 varied from the prevailing corporate rate as a result of tax exempt interest and dividends received deduction. The effective tax rate for the six months ending June 30, 2004 was also reduced by a reduction in the income tax accrual and a change in the deferred tax asset valuation allowance. The accrual reduction, amounting to $5.2 million recorded in the first quarter of 2004 and $2.7 million recorded in the second quarter of 2004, was for the release of provisions originally established for potential tax adjustments which have been settled or eliminated. In addition, during the second quarter of 2004, a deferred tax valuation allowance was reduced $10.4 million as a result of the realization of capital loss carryforwards.

(6) COMMITMENTS AND CONTINGENCIES

     In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is routinely involved in litigation and other proceedings, including class actions (such as pending class action lawsuits related to the use of purportedly inappropriate sales techniques and products for the senior market), reinsurance claims and regulatory proceedings arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. In addition, regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning our compliance with insurance and other laws. We respond to such inquiries and cooperate with regulatory examinations in the ordinary course of business.

     Our litigation is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on our financial position.

(7) EMPLOYEE BENEFIT PLANS

     The Company has a frozen defined benefit pension plan and also has defined benefit plans which provide supplemental retirement benefits to certain agents and executives. In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees. The following is a summary of net periodic benefit cost for these plans for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	($ in thousands)
Components of net periodic benefit cost:
Service cost	$163	$142
Interest cost	3,100	3,100
Expected return on plan assets	(2,428)	(2,453)
Amortization of prior service cost	44	20
Amortizaton of actuarial loss	124	22

Net periodic benefit cost	1,003	831
Curtailment	(951)	—

Total (income) expense	$52	$831

     During the first six months of 2004, a gain of $1.0 million was recognized as a result of curtailing health care and life insurance benefits associated with the sale of the discontinued operations in January 2004.

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

     As provided by SFAS 144, the Company determined in the first quarter of 2004 that the fair value of the building required further adjustment based on prevailing market conditions for the property which have extended the time required to sell the building. The resulting change in fair value of the building was an additional $12.2 million pre-tax impairment loss which has been recorded in realized/unrealized capital losses in the consolidated statement of income. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet and amounted to $3.3 million at June 30, 2004 and $15.5 million at December 31, 2003.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
		($ in thousands, except share data)
Operating income from discontinued operations, net of income taxes of $357 and $682 for second quarter and year to date 2003, respectively	$—	$535	$—	$1,022
Gain on sale of discontinued operations, net of income taxes of $2,571 in 2004	—	—	3,899	—

	$—	$535	$3,899	$1,022

Net income from discontinued operations per common share:
Basic	$—	$0.02	$0.10	$0.02
Diluted	$—	$0.01	$0.10	$0.03
Weighted average common shares outstanding:
Basic	39,327,182	39,161,780	39,342,363	39,112,346
Diluted	40,760,364	39,404,467	40,619,242	39,354,894

(10) ADOPTION OF SOP 03-1

     Effective January 1, 2004, the Company adopted Statement of Position 03-1 (SOP 03-1), “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Insurance Contracts and for Separate Accounts,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of SOP 03-1 resulted in establishing additional policy reserve liabilities for fees charged for insurance benefit features which are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years. The total effect of adopting SOP 03-1 (including reinsurance recoverables) as of January 1, 2004 and the establishment of reinsurance recoveries, amounted to a decrease of $0.8 million ($0.5 million after-tax) in net income which has been reflected as a cumulative effect of a change in accounting. The basic and diluted earnings per common share for the change in accounting amounted to $0.01 for the six months ended June 30, 2004.

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

(11) OPERATING SEGMENTS

     The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:

     Protection Products. The primary product offerings consist of interest-sensitive whole life, term life, universal life and equity indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent (PPGA) distribution system and Independent Marketing Organizations (IMOs).

     Accumulation Products. The primary product offerings consist of traditional fixed annuities and equity indexed annuities, marketed on a national basis primarily through IMOs and independent brokers, and insurance contracts issued through funding agreements.

     The product offerings within each segment are of a very similar nature. Insurance premiums of the protection products segment primarily include term life products. Product charges of the protection products segment include interest-sensitive whole life, universal life and equity indexed life insurance products. Product charges of the accumulation products segment include traditional fixed and equity indexed annuities. Due to the similarity of products within each segment, premiums and product charges are shown by segment and not by specific product type.

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between segment pre-tax operating income and net income on the following operating segment tables and are as follows:

1)	Realized gains and losses on open block assets.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:

•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of equity indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC), value of business acquired (VOBA) and bonus interest related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments.

4)	Restructuring costs.

5)	Certain reinsurance adjustments.

6)	Other income from non-insurance operations.

7)	Interest expense.

8)	Income tax expense.

9)	Income from discontinued operations.

10)	Cumulative effect of change in accounting.

     These items will fluctuate from period to period depending on the prevailing interest rate and economic environment or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of the Company’s operating segments.

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

Operating Segment Income
($ in thousands)

	Three Months Ended June 30, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$62,427	$859	$505	$63,791
Product charges	41,640	12,644	—	54,284
Net investment income	81,186	168,218	1,907	251,311
Realized/unrealized gains (losses) on closed block investments	(4,473)	—	—	(4,473)
Other income	928	16,847	(37)	17,738

	181,708	198,568	2,375	382,651
Benefits and expenses:
Policyowner benefits	91,205	114,261	(179)	205,287
Underwriting, acquisition, and other expenses	19,115	20,219	6,403	45,737
Amortization of DAC and VOBA, net of open block loss adjustment of $7,002	25,527	25,749	—	51,276

Dividends to policyowners	10,934	2	—	10,936

	146,781	160,231	6,224	313,236

Segment pre-tax operating income	$34,927	$38,337	$(3,849)	69,415

Realized/unrealized gains (losses) on open block assets				(8,851)
Unrealized gains (losses) on open block options and trading investments				(31,226)
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				37,288
Cash flow hedge amortization				(351)
Amortization of DAC and VOBA due to open block gains and losses				(7,002)
Other income from non-insurance operations				1,360

Income from continuing operations				60,633
Interest (expense)				(7,936)
Income tax (expense)				(3,921)

Net income				$48,776

Operating Segment Income
($ in thousands)

	Three Months Ended June 30, 2003
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$76,512	$1,059	$485	$78,056
Product charges	39,804	8,899	—	48,703
Net investment income	80,706	168,183	2,818	251,707
Realized/unrealized gains (losses) on closed block investments	275	—	—	275
Other income	993	15,647	391	17,031

	198,290	193,788	3,694	395,772
Benefits and expenses:
Policyowner benefits	92,614	126,512	(130)	218,996
Underwriting, acquisition, and other expenses	21,175	16,779	3,655	41,609
Amortization of DAC and VOBA, net of open block gain adjustment of $3,907	20,918	21,077	—	41,995
Dividends to policyowners	29,740	—	—	29,740

	164,447	164,368	3,525	332,340

Segment pre-tax operating income	$33,843	$29,420	$169	63,432

Realized/unrealized gains (losses) on open block assets				16,374
Unrealized gains (losses) on open block options and trading investments				42,320
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				(35,811)
Cash flow hedge amortization				(1,065)
Amortization of DAC and VOBA due to open block gains and losses				(3,907)
Reinsurance adjustments				3,854
Restructuring costs				(12,670)
Other income from non-insurance operations				226

Income from continuing operations				72,753
Interest (expense)				(7,575)
Income tax (expense)				(22,002)
Income from discontinued operations, net of tax				535

Net income				$43,711

Operating Segment Income
($ in thousands)

	Six Months Ended June 30, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$132,143	$1,582	$803	$134,528
Product charges	77,099	26,747	—	103,846
Net investment income	162,444	342,481	3,261	508,186
Realized/unrealized gains (losses) on closed block investments	(3,643)	—	—	(3,643)
Other income	1,834	34,235	1,471	37,540

	369,877	405,045	5,535	780,457
Benefits and expenses:
Policyowner benefits	184,600	235,079	(158)	419,521
Underwriting, acquisition, and other expenses	36,073	38,948	11,317	86,338
Amortization of DAC and VOBA, net of open block loss adjustment of $5,742	44,768	55,679	—	100,447
Dividends to policyowners	36,418	2	—	36,420

	301,859	329,708	11,159	642,726

Segment pre-tax operating income	$68,018	$75,337	$(5,624)	137,731

Realized/unrealized gains (losses) on open block assets				(33,581)
Unrealized gains (losses) on open block options and trading investments				(7,411)
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				13,555
Cash flow hedge amortization				(813)
Amortization of DAC and VOBA due to open block gains and losses				(5,742)
Other income from non-insurance operations				1,161

Income from continuing operations				104,900
Interest (expense)				(16,334)
Income tax (expense)				(10,050)
Income from discontinued operations, net of tax				3,899
Cumulative effect of change in accounting, net of tax				(510)

Net income				$81,905

Operating Segment Income
($ in thousands)

	Six Months Ended June 30, 2003
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$156,673	$2,242	$747	$159,662
Product charges	76,142	19,392	—	95,534
Net investment income	164,452	337,856	4,512	506,820
Realized/unrealized gains (losses) on closed block investments	7,344	—	—	7,344
Other income	2,046	30,413	531	32,990

	406,657	389,903	5,790	802,350
Benefits and expenses:
Policyowner benefits	193,282	256,374	(110)	449,546
Underwriting, acquisition, and other expenses	41,616	32,714	7,635	81,965
Amortization of DAC and VOBA, net of open block gain adjustment of $10,452	40,482	42,041	—	82,523
Dividends to policyowners	64,314	—	—	64,314

	339,694	331,129	7,525	678,348

Segment pre-tax operating income	$66,963	$58,774	$(1,735)	124,002

Realized/unrealized gains (losses) on open block assets				24,453
Unrealized gains (losses) on open block options and trading investments				35,027
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				(27,209)
Cash flow hedge amortization				(2,478)
Amortization of DAC and VOBA due to open block gains and losses				(10,452)
Reinsurance adjustments				3,854
Restructuring costs				(15,864)
Other income from non-insurance operations				622

Income from continuing operations				131,955
Interest (expense)				(14,374)
Income tax (expense)				(39,102)
Income from discontinued operations, net of tax				1,022

Net income				$79,501

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated financial condition of AmerUs Group Co. as of June 30, 2004, compared with December 31, 2003, and our consolidated results of operations for the three months and six months ended June 30, 2004 and 2003. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with our MD&A and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, and Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

NATURE OF OPERATIONS

     We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The primary offerings of the protection products segment are interest-sensitive whole life, term life, universal life and equity indexed life insurance policies. The primary offerings of the accumulation products segment are individual fixed annuities (comprised of traditional fixed annuities and equity indexed annuities) and funding agreements.

FINANCIAL HIGHLIGHTS

     Our financial highlights are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Segment pre-tax operating income:
Protection Products	$34,927	$33,843	$68,018	$66,963
Accumulation Products	38,337	29,420	75,337	58,774
Other operations	(3,849)	169	(5,624)	(1,735)

Total segment pre-tax operating income	69,415	63,432	137,731	124,002
Non-segment expense, net (A)	20,639	19,721	55,826	44,501

Net income	$48,776	$43,711	$81,905	$79,501

Diluted net income per share	$1.20	$1.11	$2.02	$2.02

	June 30,	December 31,
	2004	2003
Total assets	$22,104,853	$21,542,242
Stockholders’ equity	$1,424,064	$1,409,811

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, reinsurance adjustments, non-insurance operations, restructuring costs, interest expense, income taxes, discontinued operations and cumulative effect of change in accounting.

     Operating segment income increased for both the protection products and accumulation products segments in the 2004 periods, compared to the respective periods in 2003. Protection products earnings were primarily impacted by increased open block product margins and lower operating expenses in 2004. Our accumulation products pre-tax operating segment income increased primarily due to the continued shift in our business from traditional fixed annuities to higher margin equity indexed annuities and more assets under management.

      Net income increased in the 2004 periods compared to the respective 2003 periods primarily as a result of higher operating segment income, reductions in income tax accruals and deferred income tax asset valuation allowances, and the gain on the sale of our residential financing subsidiary. The increase was partially offset by realized and unrealized losses on assets.

     Total assets increased $563 million during the first six months of 2004 primarily as a result of net cash received from collected premiums and deposits, positive cash flows from operating activities and the utilization of securities lending and borrowing arrangements and dollar-roll repurchase investment transactions. Liabilities increased primarily due to policy reserves and policyowner funds which increased due to the higher volume of insurance in force. Stockholders’ equity increased $14 million for the first six months of 2004 primarily as a result year-to-date net income of $82 million. The net income added to equity was reduced by the change in unrealized gains on available-for-sale investments and treasury stock purchases which decreased equity $62 million and $9 million, respectively. The unrealized gains included in accumulated other comprehensive income are presented after related adjustments to DAC, VOBA, capitalized bonus interest, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes.

PROTECTION PRODUCTS

     Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and equity indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products is the closed block of ALIC and the closed block of ILIC established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality needs. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $98.9 billion at June 30, 2004 and $98.6 billion at December 31, 2003. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Insurance premiums	$62,427	$76,512	$132,143	$156,673
Product charges	41,640	39,804	77,099	76,142
Net investment income	81,186	80,706	162,444	164,452
Realized gains (losses) on closed block investments	(4,473)	275	(3,643)	7,344
Other income	928	993	1,834	2,046

Total revenues	181,708	198,290	369,877	406,657

Benefits and expenses:
Policyowner benefits (bonus interest amortization, net of open block gain/loss adjustment	91,205	92,614	184,600	193,282
Underwriting, acquisition and other expenses	19,115	21,175	36,073	41,616
Amortization of DAC and VOBA, net of open block gain/loss adjustment	25,527	20,918	44,768	40,482
Dividends to policyowners	10,934	29,740	36,418	64,314

Total benefits and expenses	146,781	164,447	301,859	339,694

Pre-tax operating income - Protection Products segment	$34,927	$33,843	$68,018	$66,963

     Pre-tax operating income from our protection products increased 3.2% in the second quarter of 2004 and 1.6% in the first six months of 2004 compared to the respective 2003 periods. The increase was primarily due to higher open block product margins and lower operating expenses. The increase was partially reduced by higher DAC and VOBA amortization. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

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

		Sales Activity by Product
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
		($ in thousands)
Traditional life insurance:
Whole life	$3	$18	$8	$220
Interest-sensitive whole life	1,411	5,818	4,829	12,838
Term life	3,577	3,628	7,147	7,340
Universal life	9,235	9,438	16,769	16,378
Equity indexed life	19,291	11,750	36,594	25,227

Direct	33,517	30,652	65,347	62,003
Private label term life premiums	—	1,756	—	3,693

Total	$33,517	$32,408	$65,347	$65,696

     Direct first year annualized premiums increased 9.3% in the second quarter of 2004 and 5.4% on a year-to-date basis in 2004 compared to the respective 2003 periods. We continue to focus our marketing efforts on equity indexed life products. In the first six months of 2004, sales of equity indexed life products were $36.6 million as compared to $25.2 million for 2003 and comprised 56% of total direct sales in the first six months of 2004 compared to 41% in the first six months of 2003. We are a leading writer of equity indexed life products in the United States. Interest-sensitive whole life insurance sales decreased in both periods of 2004 compared to 2003 due to uncertainty in government tax policy and regulation.

     Premiums and Product Charges. We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and equity indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyowner liability. Revenues from the universal life and equity indexed life policies consist of charges for the cost of insurance, policy administration and policy surrender and are included on the line item product charges. All revenue is reported net of reinsurance ceded.

     Insurance premium revenue was lower in the second quarter and first six months of 2004 as compared to the same periods in 2003 primarily due to lower sales of traditional products and the continued decline in closed block in force business. Product charge revenue was higher in the second quarter and first six months of 2004 as compared to the same periods in 2003 due to growth in the equity indexed life block of business which was partially offset by higher reinsurance premiums as we reinsure this block of business.

     Persistency. Persistency is a key driver of our business because it shows the policies which remain in our block of business and is measured by the lapse rate. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates, based on a rolling four quarter period, were 6.3% in the first six months of 2004 and 2003. Our persistency experience remains within our pricing assumptions.

     Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income increased for the second quarter and decreased for the first six months of 2004 as compared to the same periods a year ago. The year-to-date earned rate of the investment portfolio was 6.42% compared to 6.84% a year ago. Lower yields primarily contributed to the decrease in net investment income as compared to a year ago. For the quarter, the decrease in yields was offset by the growth in protection products assets which increased approximately $252 million from 2003.

     Mortality and Benefit Expense. Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. Benefit expense was lower in the second quarter of 2004 and year-to-date 2004 as compared to the respective prior periods of 2003, due to the continued decline in closed block in force business.

     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses decreased for the second quarter and first six months of 2004 compared to the same periods of 2003 primarily due to lower operating expenses resulting from the restructuring activities that took place in 2003 and in prior years to integrate the ILICO life operations.

     Amortization of DAC and VOBA. The amortization of DAC and VOBA increased for the second quarter and first six months of 2004 as compared to the respective periods in 2003. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in 2004, resulting in higher amortization expense.

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

     Dividend expense decreased for the second quarter and first six months of 2004 compared to the same periods of 2003. This reduction was primarily the result of realized losses on closed block investments in 2004 as compared to realized gains in 2003 and lower closed block net investment income for both periods. These reductions decreased closed block earnings.

     Outlook. We expect to continue to shift our sales to higher return products, in particular the equity indexed life products. We also expect to continue to realize operating efficiencies created by the restructuring of the protection products operations and centralization of our administrative functions.

ACCUMULATION PRODUCTS

     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to our policyowner. We manage investment spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality needs. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $11.9 billion at June 30, 2004 and $11.7 billion at December 31, 2003. A summary of our accumulation products segment operations follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$859	$1,059	$1,582	$2,242
Product charges	12,644	8,899	26,747	19,392
Net investment income	168,218	168,183	342,481	337,856
Other income	2,626	2,780	5,377	5,855

Total revenues	184,347	180,921	376,187	365,345

Benefits and expenses:
Policyowner benefits	114,261	126,512	235,079	256,374
Underwriting, acquisition and other expenses	8,006	6,666	15,238	13,135
Amortization of DAC and VOBA	25,749	21,077	55,679	42,041
Dividends to policyowners	2	—	2	—

Total benefits and expenses	148,018	154,255	305,998	311,550

IMO Operations:
Other income	14,221	12,867	28,858	24,558
Other expenses	12,213	10,113	23,710	19,579

Net IMO operating income	2,008	2,754	5,148	4,979

Pre-tax operating income - Accumulation Products segment	$38,337	$29,420	$75,337	$58,774

     Pre-tax operating income from our accumulation products operations increased 30.3% in the second quarter of 2004 and 28.2% in the first six months of 2004 compared to the respective 2003 periods primarily due to higher assets under management and increased product spreads from our higher margin products. The drivers of profitability in our accumulation products business include deposits, persistency, product spread, expenses and IMO operations.

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

		Deposits by Product
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Annuities
Deferred fixed annuities:
Traditional fixed annuities	$78,577	$101,200	$160,747	$243,862
Equity indexed annuities	348,482	367,255	645,357	600,445
Variable annuities	806	901	1,658	1,888

Total annuities	427,865	469,356	807,762	846,195
Funding agreements	85,000	—	85,000	—

Total	512,865	469,356	892,762	846,195
Reinsurance ceded	(3,871)	(7,551)	(7,067)	(15,619)

Total deposits, net of reinsurance	$508,994	$461,805	$885,695	$830,576

     Direct annuity deposits decreased 8.8% in the second quarter of 2004 and 4.5% year-to-date for 2004 compared to the respective periods of 2003. Deposits decreased in 2004 as compared to 2003 primarily due to lower traditional fixed annuity deposits caused by the low interest rate environment. We have shifted our product mix towards our higher returning equity indexed annuities. Equity indexed annuities comprised 80% of total direct annuity deposits in the first six months of 2004 compared to 71% in the first six months of 2003. Our wholly-owned and proprietary organizations accounted for approximately 77% of our annuity deposits in the first six months of 2004 compared to 75% in the first six months of 2003.

     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges increased in the second quarter and first six months of 2004 as compared to the respective 2003 periods due to the growth in the business.

     Persistency. Persistency is a key driver of our business as it refers to the policies which remain in our block of business and is measured by a withdrawal rate. A low withdrawal rate means higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements, based on a rolling four quarter period, increased in 2004 and amounted to 9.0% and 8.7% for the first six months of 2004 and 2003, respectively. Annuity withdrawals without internal replacements totaled $582.3 million and $652.9 million for the first six months of 2004 and 2003, respectively. Our withdrawal experience remained within our pricing assumptions. Withdrawal rates increased for the first six months of 2004 as compared to 2003 as prior year withdrawals were reduced as a result of the low interest rate environment.

     Product Spread. Product spread is a key driver of our business as it measures the difference between the income earned on our invested assets and the rate which we credit to policyowners, with the difference reflected as segment operating income. Asset earned rates and liability crediting rates, based on a rolling four quarter period, were as follows for accumulation segment products:

	June 30,
	2004	2003
Asset earned rate	5.74%	6.27%
Liability credited rate	3.67%	4.25%

Product spread	2.07%	2.02%

     The product spread, based on a rolling four quarter period, increased five basis points to 207 basis points for the first six months of 2004 compared to the first six months of 2003. Liability crediting rates were lowered throughout 2003 and the first six months of 2004 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds.

     At June 30, 2004, the account value of traditional annuities totaled $6.8 billion of which approximately 96% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $5.0 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. We also offer an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees. Traditional annuities with an account value of $5.3 billion had a one-year interest guarantee period while annuities with an account value of $1.2 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 275 basis points. The remaining multi-year period is generally either one or two years. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

     Amortization of DAC and VOBA. The amortization of DAC and VOBA increased for the second quarter and first six months of 2004 compared to the respective periods in 2003. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in 2004, resulting in higher amortization expense.

     IMO Operations. IMO Operations are a key driver of our business as the earnings from the IMOs are a significant component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products to their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own five such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income in 2004 remained consistent with 2003 levels.

     Outlook. We anticipate increased product sales from our IMOs but decreased product sales from other distribution channels as we manage our sales in this current low interest rate environment. We also expect to continue the shift of our product mix to higher return products, in particular the equity indexed annuity products. We will continue to manage our spreads as we strive for our desired profitability in this economic environment.

OTHER

     The other segment is our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The pre-tax operating loss in the first six months of 2004 increased compared to the same period of 2003 primarily due to increased holding company expenses related to compliance with Sarbanes-Oxley internal control regulations and lower investment income of our real estate management subsidiary.

INCOME STATEMENT RECONCILIATION

     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Segment pre-tax operating income:
Protection Products	$34,927	$33,843	$68,018	$66,963
Accumulation Products	38,337	29,420	75,337	58,774
Other operations	(3,849)	169	(5,624)	(1,735)

Total segment pre-tax operating income	69,415	63,432	137,731	124,002
Non-segment items — increases (decreases) to income:
Realized and unrealized losses on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	(8,851)	16,374	(33,581)	24,453
Unrealized gains (losses) on open block options and trading investments	(31,226)	42,320	(7,411)	35,027
Change in option value of equity indexed products and market value adjustments on total return strategy annuities	37,288	(35,811)	13,555	(27,209)
Cash flow hedge amortization	(351)	(1,065)	(813)	(2,478)
Amortization of DAC & VOBA due to open block realized gains and losses	(7,002)	(3,907)	(5,742)	(10,452)
Reinsurance adjustments	—	3,854	—	3,854
Restructuring costs	—	(12,670)	—	(15,864)
Other income from non-insurance operations	1,360	226	1,161	622

Income from continuing operations	60,633	72,753	104,900	131,955
Interest expense	(7,936)	(7,575)	(16,334)	(14,374)
Income tax expense	(3,921)	(22,002)	(10,050)	(39,102)

Net income from continuing operations	48,776	43,176	78,516	78,479
Income from discontinued operations, net of tax	—	535	3,899	1,022
Cumulative effect of change in accounting, net of tax	—	—	(510)	—

Net income	$48,776	$43,711	$81,905	$79,501

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block assets will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses. In addition, in the first quarter of 2004, we had a pre-tax impairment loss on our Indianapolis, Indiana office building of $12.2 million. We listed this office building with a real estate broker during the second quarter of 2003 as part of our restructuring plan and recorded a pre-tax impairment loss of $7.7 million at that time. As provided by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined in the first quarter of 2004 that the fair value of the building required further adjustment based on current offering prices for the property. The carrying value of the building that is held for sale is included in the other assets line item of the consolidated balance sheet and amounted to $3.3 million at June 30, 2004 and $15.5 million at December 31, 2003.

     Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on the prevailing interest rate, the economic environment, the timing of investment sales and credit events. We use options to hedge our equity indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized gain of $5.9 million and $12.1 million in the second quarter and first six months of 2004, respectively, and an unrealized gain of $25.0 million and $15.7 million in the second quarter and first six months of 2003, respectively. In addition, we also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in a loss of $37.1 million and $19.5 million in the second quarter and first six months of 2004, respectively, and a gain of $17.3 million and $19.4 million in the second quarter and first six months of 2003, respectively. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change as decreased expense of $37.3 million and $13.6 million in the second quarter and first six months of 2004, respectively, and additional expense of $35.8 million and $27.2 million in the second quarter and first six months of 2003, respectively, explained in the following paragraph.

     The fair value change in options embedded within our equity indexed products and the fair value changes on our total return strategy fixed annuity contracts are being recorded at fair value. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity indexed products and on the trading securities that back the total return strategy products. The reduction in such contract expense is less than the change in investment income primarily due to the inability to lower crediting rates below minimum guaranteed rates.

     Reinsurance Adjustments. Reinsurance related adjustments in the first six months of 2003 consist of the release of an $8.2 million liability in conjunction with the settlement and amendment of a reinsurance arrangement and a $4.3 million true-up of pre-2003 reinsurance settlements under a reinsurance arrangement between ILIC’s open block and closed block. Both of the reinsurance adjustments were recorded in the second quarter of 2003.

     Restructuring Costs. Restructuring costs relate to our consolidation of various functions in connection with a restructuring of our protection products and accumulation products operations and investment activities which began in the third quarter of 2001. The restructuring charges expensed in the first six months of 2003 included pre-tax severance and termination benefits of $0.8 million for severance accrual adjustments and other pre-tax costs of $15.0 million primarily related to the impairment loss on the Indianapolis office building, expenses associated with the merger of IL Annuity into ILICO and systems conversion costs. Charges for all restructuring activities were completed in 2003.

     Income Tax Expense. The effective income tax rate for the first six months of 2004 varied from the prevailing corporate rate primarily as a result of reductions in the income tax accrual and deferred tax asset valuation allowances. The accrual reductions, amounting to $5.2 million in the first quarter of 2004 and $2.7 million in the second quarter of 2004, were for the release of provisions originally established for potential tax adjustments which have been settled or eliminated. In addition, the deferred tax asset valuation allowance was reduced $10.4 million in the second quarter of 2004 as a result of the realization of capital loss carryforwards.

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

ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) has reached a tentative conclusion on EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” that contingently convertible debt instruments are subject to the “if-converted” method for earnings per share calculations regardless of whether the instrument has met its contingent conversion features. If the EITF should become effective in its current form, our Optionally Convertible Equity-

linked Accreting Notes would be subject to the new earnings per share guidance proposed by the EITF, and if the Company did not take action to mitigate the effect of the pronouncement, would result in more shares being outstanding in the diluted earnings per share calculation. We will continue to monitor the status of the EITF as the project is finalized.

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

     The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2003 results, our life insurance subsidiaries could pay us an estimated $50 million in dividends in 2004 without obtaining regulatory approval. Our subsidiaries paid no dividends in the first six months of 2004. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries. We have a $200 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of June 30, 2004, there was no outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance.

     The Company has several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and buying back common stock. Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources, dividends from insurance subsidiaries and the Revolving Credit Agreement. Approximately 2.0 million shares remain available for repurchase under this program. There were 244,400 shares purchased in the first six months of 2004 for $9.2 million. Holding company cash was utilized to purchase the shares.

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

Insurance Subsidiaries

     The sources of cash of our insurance subsidiaries consist primarily of premium receipts; deposits to policyowner account balances; income from investments, sales, maturities and calls of investments and repayments of investment principal. The uses of cash are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, payment of debt, income taxes and current operating expenses. Insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

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

     In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $960 million outstanding as of June 30, 2004, consisting primarily in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreements, but the insurance subsidiaries may terminate the agreements at any time.

     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $255 million at June 30, 2004. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term federal funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at June 30, 2004. In addition, ALIC has long-term fixed rate advances from FHLB outstanding of $12.9 million at June 30, 2004.

     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of June 30, 2004 had a carrying value of $18.0 billion, including closed block investments.

     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. On June 21, 2004, Moody’s Investors Service changed its outlook to stable from negative for all of our insurance subsidiaries. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

     We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $324.8 million and $154.6 million were on loan under the program and we were liable for cash collateral under our control of approximately $332.5 million and $158.8 million at June 30, 2004 and December 31, 2003, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.

     We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $133 million and none at June 30, 2004, and December 31, 2003, respectively, and are also included in accrued expenses and other liabilities in the consolidated balance sheet.

     At June 30, 2004, the statutory surplus of the insurance subsidiaries was approximately $836 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

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

     For variable and equity indexed products, profitability on the portion of the policyowner’s account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyowner assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity indexed products, we purchase primarily call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) the cost of underlying call options purchased to match the returns owed to contract holders and (2) the minimum interest guarantees owed to the contract holder, if any. Profitability on the equity indexed products is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we only purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity indexed products can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at June 30, 2004. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	Expected Cash Flows
	6 months							Expected
	2004	2005	2006	2007	2008	2009	Thereafter	Cash Flows	Fair Value
	($ in millions)
Fixed maturity securities available-for-sale	$530	$1,059	$911	$1,068	$1,169	$917	$8,623	$14,277	$14,428
Average interest rate	6.1%	6.0%	6.8%	7.7%	5.5%	5.5%	5.7%
Fixed maturity securities held for trading purposes	$61	$199	$188	$191	$278	$198	$734	$1,849	$1,849
Average interest rate	4.3%	2.9%	2.9%	4.3%	3.3%	2.9%	4.4%
Mortgage loans	$30	$62	$59	$55	$67	$63	$508	$844	$874
Average interest rate	7.5%	7.6%	7.6%	7.5%	7.5%	7.5%	7.3%
Total	$621	$1,320	$1,158	$1,314	$1,514	$1,178	$9,865	$16,970	$17,151

     In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 62% of our fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.7% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 8.13 years.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is routinely involved in litigation and other proceedings, including class actions (such as pending class action lawsuits related to the use of purportedly inappropriate sales techniques and products for the senior market), reinsurance claims and regulatory proceedings arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. In addition, regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning our compliance with insurance and other laws. We respond to such inquiries and cooperate with regulatory examinations in the ordinary course of business.

     Our litigation is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on our financial position.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table sets forth information regarding purchases of equity securities for the six months ended June 30, 2004:

			(c) Total number	(d) Maximum number
			of shares (or	(or approximate dollar
	(a) Total	(b) Average	units) purchased	value) of shares
	number of	price paid	as part of publicly	(or units) that may
	shares (or units)	per share	announced plans	yet be purchased under
Period	purchased (1)	(or units)	or programs	the plans or programs (2)
01/01/2004-01/31/2004	—	$—	—	2,271,900
02/01/2004-02/29/2004	—	—	—	2,271,900
03/01/2004-03/31/2004	—	—	—	2,271,900
04/01/2004-04/30/2004	—	—	—	2,271,900
05/01/2004-05/31/2004	244,400 (2)	37.45	244,400	2,027,500
06/01/2004-06/30/2004	—	—	—	2,027,500

Total	244,400	$37.45	244,400

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	In August 2002, our board of directors authorized a repurchase program of up to 3 million shares of our outstanding common stock. There is no expiration date for this program.

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company’s shareholders on May 13, 2004, the Company’s shareholders approved (1) the reelection of Roger K. Brooks, Thomas C. Godlasky, Stephen Strome, and F.A. Wittern, Jr.; (2) the amendment of the Company’s articles of incorporation; (3) the issuance of shares in connection with the Company’s management incentive plan; and (4) the ratification of the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company’s independent auditors. The result of the vote is as follows:

     Election of Roger K. Brooks

For:	25,772,051
Withheld:	899,675

     Election of Thomas C. Godlasky

For:	26,251,455
Withheld:	420,271

     Election of Stephen Strome

For:	26,380,453
Withheld:	291,273

     Election of F.A. Wittern

For:	26,369,453
Withheld:	302,273

     Amend the Company’s Articles of Incorporation

For:	24,820,151
Against:	1,409,436
Abstaining:	442,139

     Issue Shares in Conjunction with the Company’s Management Incentive Plan

For:	19,566,467
Against:	3,996,192
Abstaining:	440,647

     Ratification of Ernst & Young LLP

For:	26,055,559
Against:	429,574
Abstaining:	186,593

     The term of the following other directors of the Company continued after the meeting: David A. Arledge; Alecia A. DeCoudreaux; Thomas F. Gaffney; John W. Norris, Jr.; Andrew J. Paine, Jr.; Jack C. Pester; and John A. Wing.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

    A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

(b)	The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

Form 8-K dated May 4, 2004 announcing the release of first quarter 2004 earnings and furnishing supplemental financial information of AmerUs Group Co.

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
Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.2	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.5	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.8	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.9	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.10	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, filed as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1*	Amended and Restated Articles of Incorporation of the Registrant dated May 21, 2004.

3.2*	Amended and Restated Bylaws of the Registrant dated May 21, 2004.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.4	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No.

Exhibit
No.	Description
333-50249), is hereby incorporated by reference.

4.5	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.6	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.8	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.9	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.10	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.11	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.12	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.13	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.14	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.15	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.16	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

10.1*	Amended and Restated Retirement Agreement, dated August 22, 2003, by and between Victor N. Daley and AmerUs Group Co.

11*	Statement Re: Computation of Earnings Per Share.

12*	Computation of Ratios of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

* Included herein