Form 10-Q
period 2004-09-30
AMERUS GROUP CO/IA
filed 2004-11-04
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/ x /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the Registrant’s classes of common stock on November 1, 2004 was as follows:

Common Stock 39,175,969 shares

Exhibit index - Page 42

SAFE HARBOR STATEMENT

     This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations, and interpretations, including federal regulatory measures that may significantly affect the insurance business including limitations on antitrust immunity, minimum solvency requirements, and changes to the tax advantages offered by life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations, initiatives or pronouncements, including those relating to the regulation of insurance companies and the regulation and sale of their products and the programs in which they are used; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) unanticipated litigation or regulatory investigations or examinations.

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
	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$15,181,826	$13,944,961
Equity securities	76,743	74,890
Short-term investments	7,017	28,556
Securities held for trading purposes at fair value:
Fixed maturity securities	1,754,240	2,089,502
Equity securities	10,550	1,652
Short-term investments	—	591
Mortgage loans	847,391	968,572
Real estate	32	33
Policy loans	485,515	494,646
Other investments	279,262	339,436

Total investments	18,642,576	17,942,839
Cash and cash equivalents	537,673	274,150
Accrued investment income	217,832	205,492
Premiums, fees and other receivables	44,417	42,761
Reinsurance receivables	690,114	663,452
Deferred policy acquisition costs	1,184,022	1,021,856
Capitalized bonus interest	118,409	98,274
Value of business acquired	381,937	419,582
Goodwill	226,291	224,075
Property and equipment	45,582	48,849
Other assets	308,398	311,305
Separate account assets	242,447	261,657
Assets of discontinued operations	—	27,950

Total assets	$22,639,698	$21,542,242

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$17,503,744	$16,994,255
Policyowner funds	1,418,770	1,306,160

	18,922,514	18,300,415
Accrued expenses and other liabilities	845,276	443,589
Dividends payable to policyowners	319,141	321,233
Policy and contract claims	57,088	58,880
Income taxes payable	32,104	50,274
Deferred income taxes	115,674	80,861
Notes payable	546,073	596,101
Separate account liabilities	242,447	261,657
Liabilities of discontinued operations	—	19,421

Total liabilities	21,080,317	20,132,431
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 43,942,340 shares issued and 39,113,503 shares outstanding in 2004; 43,836,608 shares issued and 39,194,602 shares outstanding in 2003	43,942	43,836
Additional paid-in capital	1,188,526	1,184,237
Accumulated other comprehensive income (loss)	113,046	84,519
Unearned compensation	(1,303)	(1,361)
Retained earnings	379,773	255,006
Treasury stock, at cost (4,828,837 shares in 2004 and 4,642,006 shares in 2003)	(164,603)	(156,426)

Total stockholders’ equity	1,559,381	1,409,811

Total liabilities and stockholders’ equity	$22,639,698	$21,542,242

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
		(unaudited)
Revenues:
Insurance premiums	$64,582	$64,355	$199,110	$225,597
Product charges	61,455	40,634	165,301	136,168
Net investment income	261,988	244,278	770,174	751,098
Realized/unrealized capital gains (losses)	2,513	8,542	(42,122)	75,365
Other income	17,458	16,848	54,359	50,460

	407,996	374,657	1,146,822	1,238,688

Benefits and expenses:
Policyowner benefits	225,572	198,602	632,351	683,725
Underwriting, acquisition and other expenses	45,918	40,734	130,456	114,533
Restructuring costs	—	1,551	—	17,415
Amortization of deferred policy acquisition costs and value of business acquired	45,272	44,198	151,461	137,175
Dividends to policyowners	24,538	22,016	60,958	86,330

	341,300	307,101	975,226	1,039,178

Income from continuing operations	66,696	67,556	171,596	199,510
Interest expense	7,810	7,864	24,144	22,238

Income before income tax expense	58,886	59,692	147,452	177,272
Income tax expense	16,024	19,402	26,074	58,499

Net income from continuing operations	42,862	40,290	121,378	118,773
Income from discontinued operations, net of tax	—	545	3,899	1,567

Net income before cumulative effect of change in accounting	42,862	40,835	125,277	120,340
Cumulative effect of change in accounting, net of tax	—	—	(510)	—

Net income	$42,862	$40,835	$124,767	$120,340

Net income from continuing operations per common share:
Basic	$1.09	$1.03	$3.09	$3.03

Diluted	$1.05	$1.02	$2.98	$3.01

Net income per common share:
Basic	$1.09	$1.04	$3.17	$3.07

Diluted	$1.05	$1.03	$3.07	$3.05

Weighted average common shares outstanding:
Basic	39,237,840	39,208,151	39,307,268	39,144,872

Diluted	40,768,893	39,650,473	40,667,066	39,453,126

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
		(unaudited)
Net income	$42,862	$40,835	$124,767	$120,340
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	145,117	(46,732)	14,369	84,644
Less: Reclassification adjustment for gains (losses) included in net income	5,415	27,370	(29,519)	45,143

Other comprehensive income (loss), before tax	139,702	(74,102)	43,888	39,501
Income tax (expense) benefit related to items of other comprehensive income	(48,896)	25,936	(15,361)	(13,826)

	90,806	(48,166)	28,527	25,675

Comprehensive income (loss)	$133,668	$(7,331)	$153,294	$146,015

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004 and the Year Ended December 31, 2003
($ in thousands)

			Accumulated
		Additional	Other		Unallocated			Total
		Paid-In	Comprehensive	Unearned	ESOP	Retained	Treasury	Stockholders’
	Common Stock	Capital	Income (Loss)	Compensation	Shares	Earnings	Stock	Equity
Balance at December 31, 2002	$43,656	$1,179,646	$88,522	$(458)	$(1,443)	$109,517	$(156,492)	$1,262,948
2003:
Net income	—	—	—	—	—	161,147	—	161,147
Net unrealized gain (loss) on securities	—	—	1,971	—	—	—	—	1,971
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	2,476	—	—	—	—	2,476
Change in accounting transfer of unrealized gain on available-for-sale securities to trading	—	—	(5,204)	—	—	—	—	(5,204)
Stock issued under various incentive plans, net of forfeitures	180	11,717	—	(903)	—	—	66	11,060
PRIDES purchase contract adjustments and allocated fees and expenses	—	(7,280)	—	—	—	—	—	(7,280)
Dividends declared on common stock	—	—	—	—	—	(15,658)	—	(15,658)
Allocation of shares in leveraged ESOP	—	154	—	—	1,443	—	—	1,597
Minimum pension liability adjustment	—	—	(3,246)	—	—	—	—	(3,246)

Balance at December 31, 2003	43,836	1,184,237	84,519	(1,361)	—	255,006	(156,426)	1,409,811
2004 (unaudited):
Net income	—	—	—	—	—	124,767	—	124,767
Net unrealized gain (loss) on securities	—	—	28,016	—	—	—	—	28,016
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	511	—	—	—	—	511
Stock issued under various incentive plans, net of forfeitures	106	4,289	—	58	—	—	976	5,429
Purchase of treasury stock	—	—	—	—	—	—	(9,153)	(9,153)

Balance at September 30, 2004	$43,942	$1,188,526	$113,046	$(1,303)	$—	$379,773	$(164,603)	$1,559,381

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$124,767	$120,340
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	510	—
Gain on sale of discontinued operations	(3,899)	—
Product charges	(165,301)	(136,168)
Interest credited to policyowner account balances	356,201	357,606
Change in option value of equity indexed products and market value adjustments on total return strategy annuities	(5,926)	22,527
Realized/unrealized capital (gains) losses	42,122	(75,365)
DAC and VOBA amortization	151,461	137,175
DAC and VOBA capitalized	(276,886)	(262,920)
Change in:
Accrued investment income	(12,340)	(12,855)
Reinsurance receivables	(71,970)	279,984
Securities held for trading purposes:
Fixed maturities	325,145	44,166
Equity securities	(8,952)	(473)
Short-term investments	579	—
Liabilities for future policy benefits	22,420	(245,130)
Accrued expenses and other liabilities	401,684	530,153
Policy and contract claims and other policyowner funds	112,784	46,069
Income taxes:
Current	(20,740)	(30,051)
Deferred	19,508	53,425
Other, net	27,857	21,802

Net cash provided by operating activities	1,019,024	850,285

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(4,271,467)	(9,308,393)
Proceeds from sale of fixed maturities available-for-sale	2,115,844	6,615,403
Maturities, calls and principal reductions of fixed maturities available-for-sale	921,812	2,027,662
Purchase of equity securities	(43,053)	(8,267)
Proceeds from sale of equity securities	42,036	13,695
Change in short-term investments, net	28,691	4,595
Purchase of mortgage loans	(86,676)	(143,567)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Nine Months Ended September 30,
	2004	2003
	(unaudited)
Proceeds from repayment and sale of mortgage loans	214,816	92,414
Purchase of real estate and other invested assets	(55,512)	(339,763)
Proceeds from sale of real estate and other invested assets	104,977	226,853
Change in policy loans, net	9,131	5,241
Proceeds from sale of discontinued operations	15,000	—
Other assets, net	(3,652)	(3,464)

Net cash used in investing activities	(1,008,053)	(817,591)

Cash flows from financing activities:
Deposits to policyowner account balances	1,655,736	1,684,637
Withdrawals from policyowner account balances	(1,349,432)	(1,182,474)
Change in debt, net	(50,028)	(102,433)
Stock issued under various incentive plans, net of forfeitures	5,429	10,051
Purchase of treasury stock	(9,153)	—
Proceeds from issuance of PRIDES	—	136,483
Adoption and allocation of shares in leveraged ESOP	—	37

Net cash provided by financing activities	252,552	546,301

Net increase in cash	263,523	578,995
Cash and cash equivalents at beginning of period	274,150	102,612

Cash and cash equivalents at end of period	$537,673	$681,607

Supplemental disclosure of cash activities:
Interest paid	$23,947	$29,642

Income taxes paid	$28,281	$15,102

Supplemental disclosure of non-cash operating activities:
Capitalization of bonus interest	$38,130	$31,768

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
		($ in thousand, except share data)
Net income, as reported	$42,862	$40,835	$124,767	$120,340
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(926)	(1,014)	(3,007)	(3,092)

Pro forma net income	$41,936	$39,821	$121,760	$117,248

Earnings per share:
Basic - as reported	$1.09	$1.04	$3.17	$3.07

Basic - pro forma	$1.07	$1.02	$3.10	$3.00

Diluted - as reported	$1.05	$1.03	$3.07	$3.05

Diluted - pro forma	$1.03	$1.00	$2.99	$2.97

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

     Diluted earnings per share applicable to the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANsSM) are determined using the if-converted method for the number of days in the period in which the common stock price conversion condition is met. The common stock price conversion condition was not met for the nine months ended September 30, 2004 and 2003. No undistributed net income has been allocated to the convertible securities holders since their participation in dividends with common stockholders is limited to the amount of the annual regular dividend.

     Diluted earnings per share applicable to the Company’s PRIDESSM securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 859,038 and 720,035 shares to the diluted earnings per share calculation for the three and nine months ended September 30, 2004, respectively.

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

     Summarized financial information of the Closed Block as of September 30, 2004 and December 31, 2003 and for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	September 30,	December 31,
	2004	2003
	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,806,307	$2,845,365
Policyowner funds	8,466	9,232
Accrued expenses and other liabilities	69,894	44,473
Dividends payable to policyowners	163,157	173,703
Policy and contract claims	12,020	22,694
Policyowner dividend obligation	145,062	134,386

Total Liabilities	3,204,906	3,229,853

Assets:
Fixed maturity securities available-for-sale at fair value	2,009,231	2,027,177
Mortgage loans	74,594	80,170
Policy loans	337,667	346,823
Cash and cash equivalents	6,110	3,492
Accrued investment income	32,383	32,629
Premiums and fees receivable	104,331	55,134
Other assets	17	17

Total Assets	2,564,333	2,545,442

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$640,573	$684,411

	For The Three Months Ended September 30,
	2004	2003
	($ in thousands)
Operations:
Insurance premiums	$45,859	$43,037
Product charges	1,966	1,560
Net investment income	36,974	37,350
Realized gains (losses) on investments	1,910	3,915
Policyowner benefits	(54,314)	(55,427)
Underwriting, acquisition and other expenses	(678)	(744)
Dividends to policyowners	(22,651)	(19,962)

Contribution from the Closed Block before income taxes	$9,066	$9,729

	For The Nine Months Ended September 30,
	2004	2003
	($ in thousands)
Operations:
Insurance premiums	$143,138	$160,853
Product charges	3,368	7,784
Net investment income	108,943	114,666
Realized/unrealized gains (losses) on investments	(1,732)	11,259
Policyowner benefits	(167,981)	(183,946)
Underwriting, acquisition and other expenses	(2,684)	(2,991)
Dividends to policyowners	(55,069)	(77,611)

Contribution from the Closed Block before income taxes	$27,983	$30,014

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In addition, we also have trading securities that back our total return strategy traditional annuity products. During the first nine months of 2004 and 2003, realized/unrealized capital gains (losses) included an unrealized loss of $4.9 million and an unrealized gain of $10.8 million, respectively, from the change in fair value on the trading securities primarily backing the total return strategy products. Additionally, the first nine months of 2004 and 2003 included an unrealized loss of $5.3 million and an unrealized gain of $23.0 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity indexed products. Policyowner benefits included an offsetting adjustment to contract liabilities for fair value changes in options embedded within the equity indexed products and fair value changes on total return strategy annuity contracts amounting to a decrease in expense of $5.9 million and an increase in expense of $22.5 million for the first nine months of 2004 and 2003, respectively. In 2002, the Company undesignated a cash flow hedge and is now amortizing the amount in accumulated other comprehensive income (AOCI) to earnings over the remaining life of the swap, which amounted to $1.0 and $3.2 million in expense in the first nine months of 2004 and 2003, respectively. The Company estimates that less than $0.1 million of after-tax derivative losses, included in AOCI, will be reclassified into earnings within the next twelve months. AOCI included an unrealized gain of $0.5 million and $2.2 million from the fair value change in interest rate swaps used to hedge the floating rate funding agreement liability during the first nine months of 2004 and 2003, respectively.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities, derivatives and the cash flow hedge amortization for the nine months ended September 30, 2004 and 2003:

	For the Nine Months Ended September 30, 2004
	Total Return	Equity Linked
	Products	Products	Other	Total
		($ in thousands)
Fixed maturity securities held for trading	$(4,511)	$—	$(419)	$(4,930)
Options	—	(2,606)	(2,717)	(5,323)
Market value adjustment to liabilities	(2,480)	7,400	1,006	5,926
Cash flow hedge amortization	—	—	(953)	(953)
DAC amortization impact of net adjustments above	—	(2,199)	—	(2,199)

Pre-tax total	(6,991)	2,595	(3,083)	(7,479)
Income taxes	2,447	(908)	1,079	2,618

After-tax total	$(4,544)	$1,687	$(2,004)	$(4,861)

	For the Nine Months Ended September 30, 2003
	Total Return	Equity Linked
	Products	Products	Other	Total
		($ in thousands)
Fixed maturity securities held for trading	$9,609	$—	$1,230	$10,839
Options	—	19,729	3,231	22,960
Market value adjustment to liabilities	(5,871)	(16,656)	—	(22,527)
Cash flow hedge amortization	—	—	(3,241)	(3,241)
DAC amortization impact of net adjustments above	(576)	(1,472)	(771)	(2,819)

Pre-tax total	3,162	1,601	449	5,212
Income taxes	(1,108)	(559)	(157)	(1,824)

After-tax total	$2,054	$1,042	$292	$3,388

(5) FEDERAL INCOME TAXES

     The effective income tax rate for the nine months ending September 30, 2004 and 2003 varied from the prevailing corporate rate primarily as a result of tax exempt interest and dividends received deduction. The effective tax rate for the nine months ending September 30, 2004 was also reduced by a reduction in the income tax accrual and a change in the deferred tax asset valuation allowance. The accrual reduction, amounting to $3.7 million in the third quarter of 2004 represents an overpayment of tax in prior years for which a refund is expected. There were also accrual reductions of $7.9 million in the first six months of 2004, for the release of provisions originally established for potential tax adjustments which have been settled or eliminated. In addition, during the second quarter of 2004, a deferred tax valuation allowance was reduced $10.4 million as a result of the realization of capital loss carry forwards.

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

(7) EMPLOYEE BENEFIT PLANS

     The Company has a frozen defined benefit pension plan and also has defined benefit plans which provide supplemental retirement benefits to certain agents and executives. In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees. The following is a summary of net periodic benefit cost for these plans for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
	($ in thousands)
Components of net periodic benefit cost:
Service cost	$200	$212
Interest cost	4,595	4,649
Expected return on plan assets	(3,642)	(3,679)
Amortization of prior service cost	66	30
Amortization of actuarial loss	191	33

Net periodic benefit cost	1,410	1,245
Curtailment	(951)	—

Total (income) expense	$459	$1,245

     During the first nine months of 2004, a gain of $1.0 million was recognized as a result of curtailing health care and life insurance benefits associated with the sale of the discontinued operations in January 2004.

     On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the law. The Company has determined that the drug benefits provided under the postretirement benefits program for Medicare eligible retirees are not actuarially equivalent to the benefit established by law, and therefore the Company will not be eligible to receive the federal subsidy.

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

     As provided by SFAS 144, the Company determined in the first quarter of 2004 that the fair value of the building required further adjustment based on prevailing market conditions for the property which extended the time required to sell the building. The resulting change in fair value of the building was an additional $12.2 million pre-tax impairment loss which was recorded in realized/unrealized capital losses in the consolidated statement of income. During the third quarter of 2004, the building was sold and a realized capital gain of $0.4 million has been included in realized/unrealized capital losses. The carrying value of the building held for sale was included in the other assets line item of the consolidated balance sheet and amounted to $15.5 million at December 31, 2003.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands, except share data)
Operating income from discontinued operations, net of income taxes of $364 and $1,046 for third quarter and year to date 2003, respectively	$—	$545	$—	$1,567
Gain on sale of discontinued operations, net of income taxes of $2,571 in 2004	—	—	3,899	—

	$—	$545	$3,899	$1,567

Net income from discontinued operations per common share:
Basic	$—	$0.01	$0.10	$0.04
Diluted	$—	$0.01	$0.10	$0.04
Weighted average common shares outstanding:
Basic	39,237,840	39,208,151	39,307,268	39,144,872
Diluted	40,768,893	39,650,473	40,667,066	39,453,126

(10) ADOPTION OF SOP 03-1

     Effective January 1, 2004, the Company adopted Statement of Position 03-1 (SOP 03-1), “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Insurance Contracts and for Separate Accounts,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of SOP 03-1 resulted in establishing additional policy reserve liabilities for fees charged for insurance benefit features which are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years. The total effect of adopting SOP 03-1 (including reinsurance recoverables) as of January 1, 2004 and the establishment of reinsurance recoveries, amounted to a decrease of $0.8 million ($0.5 million after-tax) in net income which has been reflected as a cumulative effect of a change in accounting. The basic and diluted earnings per common share for the change in accounting amounted to $0.01 for the nine months ended September 30, 2004.

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

(11) EARNINGS PER SHARE

	For The Three Months Ended September 30,
	2004			2003
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
	($ in thousands, except per share amounts)
Basic EPS
Net income from continuing operations	$42,862	39,238	$1.09	$40,290	39,208	$1.03
Effect of dilutive securities
Options		672	(0.02)		442	(0.01)
PRIDES		859	(0.02)		—	—

Diluted EPS	$42,862	40,769	$1.05	$40,290	39,650	$1.02

	For The Nine Months Ended September 30,
	2004			2003
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
	($ in thousands, except per share amounts)
Basic EPS
Net income from continuing operations	$121,378	39,307	$3.09	$118,773	39,145	$3.03
Effect of dilutive securities
Options		640	(0.05)		308	(0.02)
PRIDES		720	(0.06)		—	—

Diluted EPS	$121,378	40,667	$2.98	$118,773	39,453	$3.01

(12) ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) has reached a final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” that contingently convertible debt instruments are subject to the “if-converted” method for earnings per share calculations regardless of whether the instrument has met its contingent conversion features. The change in method will result in additional diluted shares both historically and prospectively. The EITF concluded that its consensus would have the same transition as the upcoming amendment to FASB Statement No. 128, “Earnings per Share.” That amendment is expected to be effective for periods ending after December 15, 2004. As a result, our OCEANs are subject to the new earnings per share guidance of the EITF. The Company plans to have an exchange offering in the fourth quarter of 2004 to offer to replace the OCEANs. This offer, if successful, should reduce the dilutive impact of the EITF.

(13) OPERATING SEGMENTS

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

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between segment pre-tax operating income and net income on the following operating segment tables and are as follows:

1)	Realized/unrealized gains and losses on open block assets.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:

•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of equity indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments.

4)	Restructuring costs.

5)	Certain reinsurance adjustments.

6)	Other income from non-insurance operations.

7)	Interest expense.

8)	Income tax expense.

9)	Income from discontinued operations.

10)	Cumulative effect of change in accounting.

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

Operating Segment Income
($ in thousands)

	Three Months Ended September 30, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$62,829	$541	$1,212	$64,582
Product charges	45,029	16,426	—	61,455
Net investment income	83,909	177,599	480	261,988
Realized/unrealized gains (losses) on closed block investments	1,911	—	—	1,911
Other income	810	16,144	529	17,483

	194,488	210,710	2,221	407,419
Benefits and expenses:
Policyowner benefits	96,350	121,073	380	217,803
Underwriting, acquisition, and other expenses	18,134	21,739	6,045	45,918
Amortization of DAC and VOBA, net of open block loss adjustment of $2,495	21,443	26,324	—	47,767
Dividends to policyowners	24,537	1	—	24,538

	160,464	169,137	6,425	336,026

Segment pre-tax operating income	$34,024	$41,573	$(4,204)	71,393

Realized/unrealized gains (losses) on open block assets				3,443
Unrealized gains (losses) on open block options and trading investments				(2,841)
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				(7,629)
Cash flow hedge amortization				(140)
Amortization of DAC and VOBA due to open block gains and losses				2,495
Other income from non-insurance operations				(25)

Income from continuing operations				66,696
Interest (expense)				(7,810)
Income tax (expense)				(16,024)

Net income				$42,862

Operating Segment Income
($ in thousands)

	Three Months Ended September 30, 2003
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$62,640	$1,482	$233	$64,355
Product charges	28,770	11,864	—	40,634
Net investment income	76,412	166,355	1,511	244,278
Realized/unrealized gains (losses) on closed block investments	3,915	—	—	3,915
Other income	1,037	15,549	169	16,755

	172,774	195,250	1,913	369,937
Benefits and expenses:
Policyowner benefits	85,628	117,597	(704)	202,521
Underwriting, acquisition, and other expenses	17,608	19,537	3,589	40,734
Amortization of DAC and VOBA, net of open block gain adjustment of $2,347	18,938	22,913	—	41,851
Dividends to policyowners	22,016	—	—	22,016

	144,190	160,047	2,885	307,122

Segment pre-tax operating income	$28,584	$35,203	$(972)	62,815

Realized/unrealized gains (losses) on open block assets				5,855
Unrealized gains (losses) on open block options and trading investments				(1,228)
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				4,682
Cash flow hedge amortization				(763)
Amortization of DAC and VOBA due to open block gains and losses				(2,347)
Restructuring costs				(1,551)
Other income from non-insurance operations				93

Income from continuing operations				67,556
Interest (expense)				(7,864)
Income tax (expense)				(19,402)
Income from discontinued operations, net of tax				545

Net income				$40,835

Operating Segment Income
($ in thousands)

	Nine Months Ended September 30, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$194,972	$2,123	$2,015	$199,110
Product charges	122,128	43,173	—	165,301
Net investment income	246,353	520,080	3,741	770,174
Realized/unrealized gains (losses) on closed block investments	(1,732)	—	—	(1,732)
Other income	2,644	48,579	2,000	53,223

	564,365	613,955	7,756	1,186,076
Benefits and expenses:
Policyowner benefits	280,950	356,152	222	637,324
Underwriting, acquisition, and other expenses	54,207	58,887	17,362	130,456
Amortization of DAC and VOBA, net of open block loss adjustment of $3,247	66,211	82,003	—	148,214
Dividends to policyowners	60,955	3	—	60,958

	462,323	497,045	17,584	976,952

Segment pre-tax operating income	$102,042	$116,910	$(9,828)	209,124

Realized/unrealized gains (losses) on open block assets				(30,138)
Unrealized gains (losses) on open block options and trading investments				(10,252)
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				5,926
Cash flow hedge amortization				(953)
Amortization of DAC and VOBA due to open block gains and losses				(3,247)
Other income from non-insurance operations				1,136

Income from continuing operations				171,596
Interest (expense)				(24,144)
Income tax (expense)				(26,074)
Income from discontinued operations, net of tax				3,899
Cumulative effect of change in accounting, net of tax				(510)

Net income				$124,767

Operating Segment Income
($ in thousands)

	Nine Months Ended September 30, 2003
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$219,313	$3,724	$980	$224,017
Product charges	104,912	31,256	—	136,168
Net investment income	240,863	504,212	6,023	751,098
Realized/unrealized gains (losses) on closed block investments	11,259	—	—	11,259
Other income	3,083	45,962	700	49,745

	579,430	585,154	7,703	1,172,287
Benefits and expenses:
Policyowner benefits	278,909	373,970	(814)	652,065
Underwriting, acquisition, and other expenses	59,224	52,251	11,224	122,699
Amortization of DAC and VOBA, net of open block gain adjustment of $12,800	59,421	64,954	—	124,375
Dividends to policyowners	86,330	—	—	86,330

	483,884	491,175	10,410	985,469

Segment pre-tax operating income	$95,546	$93,979	$(2,707)	186,818

Realized/unrealized gains (losses) on open block assets				30,307
Unrealized gains (losses) on open block options and trading investments				33,799
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				(22,527)
Cash flow hedge amortization				(3,241)
Amortization of DAC and VOBA due to open block gains and losses				(12,800)
Reinsurance adjustments				3,854
Restructuring costs				(17,415)
Other income from non-insurance operations				715

Income from continuing operations				199,510
Interest (expense)				(22,238)
Income tax (expense)				(58,499)
Income from discontinued operations, net of tax				1,567

Net income				$120,340

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated financial condition of AmerUs Group Co. as of September 30, 2004, compared with December 31, 2003, and our consolidated results of operations for the three months and nine months ended September 30, 2004 and 2003. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with our MD&A and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, and Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

FINANCIAL HIGHLIGHTS

     Our financial highlights are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Segment pre-tax operating income:
Protection Products	$34,024	$28,584	$102,042	$95,546
Accumulation Products	41,573	35,203	116,910	93,979
Other operations	(4,204)	(972)	(9,828)	(2,707)

Total segment pre-tax operating income	71,393	62,815	209,124	186,818
Non-segment expense, net (A)	28,531	21,980	84,357	66,478

Net income	$42,862	$40,835	$124,767	$120,340

Diluted net income per share	$1.05	$1.03	$3.07	$3.05

	September 30,	December 31,
	2004	2003
Total assets	$22,639,698	$21,542,242
Stockholders’ equity	$1,559,381	$1,409,811

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, reinsurance adjustments, non-insurance operations, restructuring costs, interest expense, income taxes, discontinued operations and cumulative effect of change in accounting.

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

     Total assets increased $1.1 billion during the first nine months of 2004 primarily as a result of net cash received from collected premiums and deposits, positive cash flows from operating activities and the utilization of securities lending and borrowing arrangements. Liabilities increased primarily due to policy reserves and policyowner funds which increased due to the higher volume of insurance in force and additional securities lending and borrowing arrangements. Stockholders’ equity increased $149.6 million for the first nine months of 2004 primarily as a result year-to-date net income of $124.8 million and additional unrealized gains on available-for-sale investments of $28.0 million. The additions to equity were reduced by treasury stock purchases which decreased equity $9.2 million. The unrealized gains included in accumulated other comprehensive income are presented after related adjustments to DAC, VOBA, capitalized bonus interest, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes.

PROTECTION PRODUCTS

     Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and equity indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, PPGA distribution system and IMOs. Included in protection products is the closed block of ALIC and the closed block of ILIC established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality needs. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $100.5 billion at September 30, 2004 and $98.6 billion at December 31, 2003. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Insurance premiums	$62,829	$62,640	$194,972	$219,313
Product charges	45,029	28,770	122,128	104,912
Net investment income	83,909	76,412	246,353	240,863
Realized gains (losses) on closed block investments	1,911	3,915	(1,732)	11,259
Other income	810	1,037	2,644	3,083

Total revenues	194,488	172,774	564,365	579,430

Benefits and expenses:
Policyowner benefits	96,350	85,628	280,950	278,909
Underwriting, acquisition and other expenses	18,134	17,608	54,207	59,224
Amortization of DAC and VOBA, net of open block gain/loss adjustment	21,443	18,938	66,211	59,421
Dividends to policyowners	24,537	22,016	60,955	86,330

Total benefits and expenses	160,464	144,190	462,323	483,884

Pre-tax operating income - Protection Products segment	$34,024	$28,584	$102,042	$95,546

     Pre-tax operating income from our protection products increased 19.0% in the third quarter of 2004 and 6.8% in the first nine months of 2004 compared to the respective 2003 periods. The increase was primarily due to higher open block product margins and lower operating expenses. The increase was partially reduced by higher DAC and VOBA amortization. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

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

	Sales Activity by Product
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Traditional life insurance:
Whole life	$1	$7	$9	$227
Interest-sensitive whole life	1,076	4,121	5,905	16,959
Term life	3,228	3,421	10,375	10,761
Universal life	6,700	7,553	23,469	23,931
Equity indexed life	17,357	11,449	53,951	36,676

Direct	28,362	26,551	93,709	88,554
Private label term life premiums	—	488	—	4,181

Total	$28,362	$27,039	$93,709	$92,735

     Direct first year annualized premiums increased 6.8% in the third quarter of 2004 and 5.8% on a year-to-date basis in 2004 compared to the respective 2003 periods. We continue to focus our marketing efforts on equity indexed life products. In the first nine months of 2004, sales of equity indexed life products were $54.0 million as compared to $36.7 million for 2003 and comprised 57.6% of total direct sales in the first nine months of 2004 compared to 41.4% in the first nine months of 2003. We are a leading writer of equity indexed life products in the United States. Interest-

sensitive whole life insurance sales decreased in both periods of 2004 compared to 2003 due to our shift in sales focus to equity indexed products and uncertainty in government tax policy and regulation.

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

     Insurance premium revenue in 2004 was comparable to the third quarter of 2003 and was lower in the first nine months of 2004 as compared to the first nine months of 2003 primarily due to lower sales of traditional products and the continued decline in closed block in force business. Product charge revenue was higher in the third quarter and first nine months of 2004 as compared to the same periods in 2003 due to growth in the equity indexed life block of business.

     Persistency. Persistency, which we measure in terms of a lapse rate, is a key driver of our business because it shows the policies which remain in our block of business. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates, based on a rolling four quarter period, were 6.7% as of September 30, 2004 compared to 6.2% as of September 30, 2003. This slight increase in our lapses primarily resulted from the dividend reductions we made on our policies. This increased lapse rate is still within our pricing assumptions.

     Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income increased for the third quarter and first nine months of 2004 as compared to the same periods a year ago primarily as a result of the growth in protection products assets which were approximately $286 million higher than 2003. The year-to-date earned rate of the investment portfolio was 6.42% compared to 6.65% a year ago.

     Mortality and Benefit Expense. Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. Benefit expense was higher in the third quarter of 2004 and year-to-date 2004 as compared to the respective prior periods of 2003, due primarily to the growing block of in force business. Our mortality experience is in line with our pricing assumptions.

     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses were comparable between third quarter periods and decreased for the first nine months of 2004 compared to the same period of 2003. The decrease for the first nine months of 2004 as compared to 2003 was primarily due to lower operating expenses resulting from the restructuring activities that took place in 2003 and in prior years to integrate the ILICO life operations.

     Amortization of DAC and VOBA. The amortization of DAC and VOBA increased for the third quarter and first nine months of 2004 as compared to the respective periods in 2003. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in 2004, resulting in higher amortization expense.

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

     Dividend expense increased for the third quarter and decreased for the first nine months of 2004 compared to the same periods of 2003. The year-to-date reduction was primarily due to the decreased closed block earnings, resulting from lower closed block revenues and net investment income as the closed block in force business continues to decline, and closed block dividend reductions.

     Outlook. We expect to continue to shift our sales to higher return products, in particular the equity indexed life products. We also expect to continue to realize operating efficiencies created by the restructuring of the protection products operations and centralization of our administrative functions.

ACCUMULATION PRODUCTS

     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to our policyowner. We manage investment spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality needs. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $12.0 billion at September 30, 2004 and $11.7 billion at December 31, 2003. A summary of our accumulation products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$541	$1,482	$2,123	$3,724
Product charges	16,426	11,864	43,173	31,256
Net investment income	177,599	166,355	520,080	504,212
Other income	2,681	2,898	8,058	8,753

Total revenues	197,247	182,599	573,434	547,945

Benefits and expenses:
Policyowner benefits	121,073	117,597	356,152	373,970
Underwriting, acquisition and other expenses	7,896	9,401	21,334	22,536
Amortization of DAC and VOBA	26,324	22,913	82,003	64,954
Dividends to policyowners	1	—	3	—

Total benefits and expenses	155,294	149,911	459,492	461,460

IMO Operations:
Other income	13,463	12,651	40,521	37,209
Other expenses	13,843	10,136	37,553	29,715

Net IMO operating income (loss)	(380)	2,515	2,968	7,494

Pre-tax operating income - Accumulation Products segment	$41,573	$35,203	$116,910	$93,979

     Pre-tax operating income from our accumulation products’ operations increased 18.1% in the third quarter of 2004 and 24.4% in the first nine months of 2004 compared to the respective 2003 periods primarily due to higher assets under management and increased product spreads from our higher margin products. The drivers of profitability in our accumulation products business include deposits, persistency, product spread, expenses and IMO operations.

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

		Deposits by Product
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
		($ in thousands)
Annuities
Deferred fixed annuities:
Traditional fixed annuities	$68,222	$103,966	$228,969	$347,828
Equity indexed annuities	358,773	392,630	1,004,130	993,075
Variable annuities	561	682	2,219	2,570

Total annuities	427,556	497,278	1,235,318	1,343,473
Funding agreements	—	—	85,000	—

Total	427,556	497,278	1,320,318	1,343,473
Reinsurance ceded	(2,063)	(5,345)	(9,130)	(20,964)

Total deposits, net of reinsurance	$425,493	$491,933	$1,311,188	$1,322,509

     Direct annuity deposits decreased 14.0% in the third quarter of 2004 and 8.0% year-to-date for 2004 compared to the respective periods of 2003. Deposits decreased in 2004 as compared to 2003 primarily due to a slow down in traditional annuity sales. We have shifted our sales focus to our higher margin equity indexed annuities. Equity indexed annuities comprised 81.4% of total direct annuity deposits in the first nine months of 2004 compared to 74.1% in the first nine months of 2003. Our wholly-owned and proprietary organizations accounted for approximately 78% of our annuity deposits in the first nine months of 2004 compared to 76% in the first nine months of 2003.

     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges increased in the third quarter and first nine months of 2004 as compared to the respective 2003 periods due to the growth in the business.

     Persistency. Persistency is a key driver of our business as it refers to the policies which remain in our block of business and is measured by a withdrawal rate. A low withdrawal rate means higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements, based on a rolling four quarter period, amounted to 8.8% as of September 30, 2004 and 2003. Annuity withdrawals without internal replacements totaled $841.7 million and $1,063.5 million for the first nine months of 2004 and 2003, respectively. Our withdrawal experience remained within our pricing assumptions.

     Product Spread. Product spread is a key driver of our business as it measures the difference between the income earned on our invested assets and the rate which we credit to policyowners, with the difference reflected as segment operating income. Asset earned rates and liability crediting rates, based on a rolling four quarter period, were as follows for accumulation segment products:

	For The Nine Months Ended September 30,
	2004	2003
Asset earned rate	5.76%	6.05%
Liability credited rate	3.60%	4.06%

Product spread	2.16%	1.99%

     The product spread, based on a rolling four quarter period, increased seventeen basis points to 216 basis points for the first nine months of 2004 compared to the first nine months of 2003. Liability crediting rates were lowered throughout 2003 and the first nine months of 2004 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds.

     At September 30, 2004, the account value of traditional annuities totaled $6.6 billion of which approximately 95% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $4.9 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. We also offer an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees. Traditional annuities with an account value of $1.2 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 275 basis points. The remaining multi-year period is generally either one or two years. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

     Amortization of DAC and VOBA. The amortization of DAC and VOBA increased for the third quarter and first nine months of 2004 compared to the respective periods in 2003. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in 2004, resulting in higher amortization expense.

     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses decreased for the third quarter and the first nine months of 2004 compared to the same periods of 2003. The decreases were primarily due to continued process improvements to enhance operating efficiencies.

     IMO Operations. IMO Operations are a key driver of our business as the earnings from the IMOs are a significant component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products to their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own five such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income decreased in the third quarter and first nine months of 2004 compared to the respective 2003 periods primarily due to changes in distribution strategies and higher operating expenses, including litigation costs.

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

OTHER

     The other segment is our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The pre-tax operating loss in the first nine months of 2004 increased compared to the same period of 2003 primarily due to increased holding company expenses, such as compliance with Sarbanes-Oxley internal control regulations and succession activities, and lower investment income of our real estate management subsidiary.

INCOME STATEMENT RECONCILIATION

     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
		($ in thousands)
Segment pre-tax operating income:
Protection Products	$34,024	$28,584	$102,042	$95,546
Accumulation Products	41,573	35,203	116,910	93,979
Other operations	(4,204)	(972)	(9,828)	(2,707)

Total segment pre-tax operating income	71,393	62,815	209,124	186,818
Non-segment items - increases (decreases) to income:
Realized and unrealized losses on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	3,443	5,855	(30,138)	30,307
Unrealized gains (losses) on open block options and trading investments	(2,841)	(1,228)	(10,252)	33,799
Change in option value of equity indexed products and market value adjustments on total return strategy annuities	(7,629)	4,682	5,926	(22,527)
Cash flow hedge amortization	(140)	(763)	(953)	(3,241)
Amortization of DAC & VOBA due to open block realized gains and losses	2,495	(2,347)	(3,247)	(12,800)
Reinsurance adjustments	—	—	—	3,854
Restructuring costs	—	(1,551)	—	(17,415)
Other income from non-insurance operations	(25)	93	1,136	715

Income from continuing operations	66,696	67,556	171,596	199,510
Interest expense	(7,810)	(7,864)	(24,144)	(22,238)
Income tax expense	(16,024)	(19,402)	(26,074)	(58,499)

Net income from continuing operations	42,862	40,290	121,378	118,773
Income from discontinued operations, net of tax	—	545	3,899	1,567
Cumulative effect of change in accounting, net of tax	—	—	(510)	—

Net income	$42,862	$40,835	$124,767	$120,340

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block assets will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses. In addition, during the third quarter of 2004, we sold our Indianapolis, Indiana office building. We had previously listed this office building with a real estate broker during the second quarter of 2003 as part of our restructuring plan and recorded a pre-tax impairment loss of $7.7 million at that time. As provided by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined in the first quarter of 2004 that the fair value of the building required further adjustment based on current offering prices for the property and we recognized a pre-tax impairment loss of $12.2 million in realized/unrealized losses on assets. The sale of the building in the third quarter of 2004 resulted in a pre-tax gain of $0.4 million. The carrying value of the building held for sale had been included in the other assets line item of the consolidated balance sheet and amounted to $15.5 million at December 31, 2003.

     Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on the prevailing interest rate, the economic environment, the timing of investment sales and credit events. We use options to hedge our equity indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized loss of $17.4 million and $5.3 million in the third quarter and first nine months of 2004, respectively, and an unrealized gain of $7.6 million and $23.0 million in the third quarter and first nine months of 2003, respectively. In addition, we also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in a gain of $14.5 million and a loss of $4.9 million in the third quarter and first nine months of 2004, respectively, and a loss of $8.8 million and a gain of $10.8 million in the third quarter and first nine months of 2003, respectively. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change as additional expense of $7.6 million and decreased expense of $5.9 million in the third quarter and first nine months of 2004, respectively, and decreased expense of $4.7 million and additional expense of $22.5 million in the third quarter and first nine months of 2003, respectively, explained in the following paragraph.

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

     Reinsurance Adjustments. Reinsurance related adjustments in the first nine months of 2003 consist of the release of an $8.2 million liability in conjunction with the settlement and amendment of a reinsurance arrangement and a $4.3 million true-up of pre-2003 reinsurance settlements under a reinsurance arrangement between ILIC’s open block and closed block. Both of the reinsurance adjustments were recorded in the second quarter of 2003.

     Restructuring Costs. Restructuring costs relate to our consolidation of various functions in connection with a restructuring of our protection products and accumulation products operations and investment activities which began in the third quarter of 2001. The restructuring charges expensed in the first nine months of 2003 included pre-tax severance and termination benefits of $0.7 million for severance accrual adjustments and other pre-tax costs of $16.7 million primarily related to the impairment loss on the Indianapolis office building, expenses associated with the merger of IL Annuity into ILICO and systems conversion costs. Charges for all restructuring activities were completed in 2003.

     Income Tax Expense. The effective income tax rate for the first nine months of 2004 varied from the prevailing corporate rate primarily as a result of reductions in the income tax accrual and deferred tax asset valuation allowances. The accrual reduction amounting to $3.7 million in the third quarter of 2004 represents an overpayment of tax in prior years for which a refund is expected. There were also accrual reductions of $7.9 million in the first six months of 2004, for the release of provisions originally established for potential tax adjustments which have been settled or eliminated. In addition, the deferred tax asset valuation allowance was reduced $10.4 million in the second quarter of 2004 as a result of the realization of capital loss carry forwards.

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

ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) has reached a final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” that contingently convertible debt instruments are subject to the “if-converted” method for earnings per share calculations regardless of whether the instrument has met its contingent conversion features. The change in method will result in additional diluted shares both historically and prospectively. The EITF concluded that its consensus would have the same transition as the upcoming amendment to FASB Statement No. 128, “Earnings per Share.” That amendment is expected to be effective for periods ending after December 15, 2004. As a result, our OCEANs are subject to the new earnings per share guidance of the EITF. We plan to have an exchange offering in the fourth quarter of 2004 to offer to replace the OCEANs. This offer, if successful, should reduce the dilutive impact of the EITF.

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

     The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2003 results, our life insurance subsidiaries could pay us an estimated $77 million in dividends in 2004 without obtaining regulatory approval. Our subsidiaries paid no dividends in the first nine months of 2004. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries.

     We have a $200 million revolving credit facility with a syndicate of lenders (which we refer to as the Revolving Credit Agreement). As of September 30, 2004, there was no outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance.

     The Company has several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and buying back common stock. Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources, dividends from insurance subsidiaries and the Revolving Credit Agreement. Approximately 2.0 million shares remain available for repurchase under this program. There were 244,400 shares purchased in the first nine months of 2004 for $9.2 million. Holding company cash was utilized to purchase the shares.

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

     In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $960 million outstanding as of September 30, 2004, consisting primarily in six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreements, but the insurance subsidiaries may terminate the agreements at any time.

     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $242 million at September 30, 2004. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term federal funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings under these arrangements outstanding at September 30, 2004. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $12.7 million at September 30, 2004.

     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of September 30, 2004 had a carrying value of $18.6 billion, including closed block investments.

     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. On June 21, 2004, Moody’s Investors Service changed its outlook to stable from negative for all of our insurance subsidiaries. Also, on October 19, 2004, Standard & Poor’s re-affirmed our current “A+” rating and our stable outlook. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

     We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $386.6 million and $154.6 million were on loan under the program and we were liable for cash collateral under our control of approximately $397.0 million and $158.8 million at September 30, 2004 and December 31, 2003, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.

     We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $128.1 million and none at September 30, 2004, and December 31, 2003, respectively, and are also included in accrued expenses and other liabilities in the consolidated balance sheet.

     At September 30, 2004, the statutory surplus of the insurance subsidiaries was approximately $910 million. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

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

     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at September 30, 2004. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	Expected Cash Flows
	3 months							Expected
	2004	2005	2006	2007	2008	2009	Thereafter	Cash Flows	Fair Value
	($ in millions)
Fixed maturity securities available-for-sale	$246	$1,067	$932	$1,055	$1,199	$957	$9,196	$14,652	$15,182
Average interest rate	6.3%	5.9%	6.3%	6.0%	5.7%	5.8%	5.9%
Fixed maturity securities held for trading purposes	$15	$146	$161	$175	$259	$281	$717	$1,754	$1,754
Average interest rate	4.4%	3.2%	2.9%	4.0%	3.1%	1.9%	3.9%
Mortgage loans	$16	$53	$58	$55	$68	$64	$533	$847	$893
Average interest rate	7.2%	7.5%	7.5%	7.4%	7.4%	7.4%	7.1%
Total	$277	$1,266	$1,151	$1,285	$1,526	$1,302	$10,446	$17,253	$17,829

     In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 62% of our fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.8% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 8.4 years.

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

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term bonds. However, returns over longer time frames have been consistently higher.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table sets forth information regarding purchases of equity securities for the nine months ended September 30, 2004:

			(c) Total number	(d) Maximum number
			of shares (or	(or approximate dollar
	(a) Total	(b) Average	units) purchased	value) of shares
	number of	price paid	as part of publicly	(or units) that may
	shares (or units)	per share	announced plans	yet be purchased under
Period	purchased (1)	(or units)	or programs	the plans or programs (2)
01/01/2004-01/31/2004	—	$—	—	2,271,900
02/01/2004-02/29/2004	—	—	—	2,271,900
03/01/2004-03/31/2004	—	—	—	2,271,900
04/01/2004-04/30/2004	—	—	—	2,271,900
05/01/2004-05/31/2004	244,400 (2)	37.45	244,400	2,027,500
06/01/2004-06/30/2004	—	—	—	2,027,500
07/01/2004-07/31/2004	—	—	—	2,027,500
08/01/2004-08/31/2004	—	—	—	2,027,500
09/01/2004-09/30/2004	—	—	—	2,027,500

Total	244,400	$37.45	244,400

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	In August 2002, our board of directors authorized a repurchase program of up to 3 million shares of our outstanding common stock. There is no expiration date for this program.

Item 6. Exhibits

     A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 4, 2004	AMERUS GROUP CO.

	By	/s/ Melinda S. Urion

Melinda S. Urion
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/ Brenda J. Cushing

Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.2	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.5	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.8	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.9	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.10	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, filed as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 21, 2004.

3.2	Amended and Restated Bylaws of the Registrant dated May 21, 2004.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.4	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No.

Exhibit
No.	Description
333-50249), is hereby incorporated by reference.

4.5	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.6	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.8	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.9	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.10	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.11	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.12	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.13	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.14	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.15	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.16	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

12*	Computation of Ratios of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

* Included herein