Form 10-K
period 2004-12-31
AMERUS GROUP CO/IA
filed 2005-03-07
CIK 1051717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

      Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004: $1,616,433,854

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☒                 No ☐

      Number of shares outstanding of each of the Registrant’s classes of common stock on March 3, 2005 was as follows:

Common Stock	39,438,368 shares

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held April 28, 2005 are incorporated by reference into Part III of this Form 10-K.

i

SAFE HARBOR STATEMENT

      This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations, and interpretations, including federal regulatory measures that may significantly affect the insurance business including limitations on antitrust immunity, minimum solvency requirements, and changes to the tax advantages offered by life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations, initiatives or pronouncements, including those relating to the regulation of insurance companies and the regulation and sale of their products and the programs in which they are used; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) litigation or regulatory investigations or examinations.

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

      We were founded in 1896 as the mutual insurer Central Life Assurance Company. In 1996, we became the first Mutual Insurance Holding Company in the United States, or MIHC, a structure that allows mutuals to access the public equity markets, which AmerUs did in 1997 with its initial public offering. In 2000, AmerUs reorganized its MIHC structure through a full demutualization and became a 100% public stock company.

      We have had positive organic growth in our businesses. We have also successfully executed a series of strategic acquisitions that have helped generate sales growth, as well as balance our product and geographic distribution. The following is a summary of these acquisitions and the benefits created:

•	In 1994, Central Life Assurance Company and American Mutual Life Insurance Co. merged providing us with significant scale in our life insurance operations. The merger resulted in our becoming one of the 25 largest mutual insurers in America at that time.

•	In October 1997, the acquisition of Delta Life Corporation launched our annuity business. At the time of the acquisition, Delta Life had about $2.0 billion in assets and specialized in single-premium deferred annuity and equity indexed annuity products.

•	In December 1997, we acquired AmVestors Financial Corporation, predecessor to AmerUs Annuity Group Co., which specialized in the sale of individual fixed annuity products. The acquisition further strengthened our presence in asset accumulation and retirement and savings markets.

•	In 2001, we acquired Indianapolis Life Insurance Company, an Indiana life insurance company, and its subsidiaries which had approximately $6 billion in consolidated assets at the time of the acquisition. The acquisition allowed us to strengthen our life insurance business and ultimately provided us with a better balance of annuity and life insurance product sales.

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

Organization as of December 31, 2004

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

Closed Block

      We have established two closed blocks of policies: (a) the first on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company, and (b) the second on March 31, 2000 in connection with the reorganization of ILIC from a mutual company to a stock company (collectively, the closed block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the closed block. The closed block was designed to give reasonable assurance to owners of insurance policies that, after the reorganizations of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continued. The assets, including revenue therefrom, allocated to the closed block will accrue solely to the benefit of the owners of policies included in the closed block until the closed block no longer exists. We will continue to pay guaranteed benefits under all policies, including policies included in the closed block, in accordance with their terms. In the event that the closed block’s assets are insufficient to meet the benefits of the closed block’s guaranteed benefits, general assets would be utilized to meet the contractual benefits of the closed block’s policyowners.

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

Protection Products Segment

Products

      Our protection products segment consists of individual fixed life insurance premiums from traditional life insurance products, universal life insurance products and equity indexed life insurance products. Sales are presented as annualized premium which is in accordance with industry practice, and represent the amount of new business sold during the period. Sales are a performance metric which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. The following table summarizes annualized premium by life insurance product:

	Sales Activity by Product
	For the Years Ended December 31,

	2004	2003	2002

	($ in thousands)
Traditional life insurance:
Interest-sensitive whole life	$6,230	$19,691	$30,622
Term and other life	13,878	14,824	20,626
Universal life	29,326	32,476	32,570
Equity indexed life	74,629	51,644	45,843

Direct	124,063	118,635	129,661
Private label term life premiums	—	4,206	8,970

Total	$124,063	$122,841	$138,631

      Traditional Life Insurance Products. Traditional life insurance products include interest-sensitive whole life and term life insurance products.

      Interest-sensitive whole life insurance provides benefits for the life of the insured. However, this product has cash value accumulation that is interest sensitive and responds to current interest and mortality rates. These products are used in several markets, the largest of which is the pension plan market. Lower interest-sensitive whole life sales were experienced in 2004 and 2003, as compared to each prior year, due to the development of an equity indexed product, our shift in sales focus to equity indexed products and uncertainty in government tax policy and regulation. For the year ended December 31, 2004, sales of interest-sensitive whole life products represented 5% of direct sales for individual life insurance products sold.

      Term and other life insurance include term life and whole life insurance products. Term life provides life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature. Term life insurance is a highly competitive and quickly changing market. The reduction in term and other life sales in 2003 compared to 2002 was primarily a result of our ceasing to take new applications for sales of whole life insurance on December 31, 2002. Term and other life insurance sales have declined to approximately 11% of our total sales in 2004.

      In prior years, ILIC had distributed term products primarily through strategic alliances with private label partners. Under private label arrangements, ILIC manufactured products that were distributed through field forces of other life insurance companies, its private label partners. Following a strategic decision to exit the private label business, ILIC reached an agreement with its joint venture partners to cease new business processing during 2003. In keeping with contractual obligations, ILIC continues to service in-force business for existing joint venture partners.

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

      Sales of universal life decreased in 2004 compared to the prior periods due to the popularity of our equity indexed life products. The weighted average crediting rate for universal life insurance liabilities was 4.62% for the year 2004, 4.96% for the year 2003 and 5.39% for the year 2002. The crediting rate has been lowered as a result of reduced investment yields associated with the declining interest rate environment. For the year ended December 31, 2004, sales of universal life insurance products represented 24% of direct sales for individual life insurance products sold.

      Equity Indexed Life Products. We also offer equity indexed life insurance products which are a type of universal life or interest-sensitive whole life product that allows the policyowner to elect an interest earnings strategy for a portion of the account value. Earnings are credited based in part on increases in the appropriate indices, primarily the Standard & Poor’s 500 Composite Stock Index®(collectively, S&P 500 Index), excluding dividends. The earnings credit is subject to a participation rate and an annual cap. Our gross margin on our equity indexed life products is similar to that of our universal life and interest-sensitive whole life insurance products. However, due to the equity indexed earnings strategies, we invest a portion of the premiums we receive from the sale of these products in call options. We may affect the cost of the call options by adjusting interest crediting parameters that are provided for in the policy. Our return on the call options is generally expected, in a growing equity market, to correspond to the earnings we are contractually bound to credit on the equity indexed strategies. The remainder of the premium is invested in our investment portfolio to support the contractual minimum guarantees that may come into effect if the equity index declines. The structure of our product, together with the allocation of our equity indexed life product premiums between call options and our investment portfolio, are intended to provide for a positive gross margin in both increasing and decreasing equity markets. At December 31, 2004, the account value of equity indexed life products totaled $364.3 million of which approximately 82% is invested in equity indexed strategies.

      Equity indexed life insurance sales increased in 2004 and 2003 following our focus on the marketing of this product beginning in 2000. We are a leading writer of equity indexed life products in the United States. Sales of the equity indexed life product, as a percentage of direct sales, was approximately 60% in 2004.

      Collected premiums are measured in accordance with industry practice, and represent the amount of premiums received during the period. Collected premiums are a performance metric which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. The following table sets forth our collected life insurance premiums, including collected premiums associated with the closed block, for the periods indicated:

	Collected Premiums by Product
	For The Years Ended December 31,

	2004	2003	2002

	($ in thousands)
Individual life premiums collected:
Traditional life:
First year and single	$92,354	$116,252	$149,740
Renewal	333,255	343,067	344,715

Total	425,609	459,319	494,455

Universal life:
First year and single	93,848	94,158	75,761
Renewal	138,579	132,833	128,869

Total	232,427	226,991	204,630

Equity-indexed life:
First year and single	118,535	84,478	78,797
Renewal	62,061	35,344	14,526

Total	180,596	119,822	93,323

Total individual life	838,632	806,132	792,408
Reinsurance assumed	45,266	49,706	48,664
Reinsurance ceded	(227,862)	(187,860)	(220,589)

Total individual life, net of reinsurance	$656,036	$667,978	$620,483

      Individual life insurance premiums collected before reinsurance increased in 2004 and 2003 as a result of increased equity indexed sales, which were partially offset by lower traditional life collected premiums.

      ALIC has reinsurance arrangements that have reduced its retention to 10% of the net amount at risk on any one policy not to exceed company retention limits for the majority of policies issued from July 1, 1996 through December 31, 1999, and for all new business commencing January 1, 2000. ALIC’s retention limits on any one life vary by age and rating table and are generally between $150,000 and $500,000. ALIC also has a reinsurance agreement covering approximately 90% of the closed block net amount at risk not previously reinsured. In addition, ALIC entered into an indemnity reinsurance agreement effective December 31, 2001 covering universal life policies of the open block issued prior to July 1, 1996, that was subsequently replaced by another indemnity reinsurance agreement effective October 1, 2002, covering 90% of the net amount at risk not previously reinsured of any one policy. ALIC entered into an 80% statutory modified coinsurance quota share and coinsurance agreement covering certain individual life policies of the closed block effective December 31, 2002. That agreement was terminated January 1, 2004. As a result of these agreements, ceded reinsurance premium for ALIC was $96.9 million in 2004, $77.9 million in 2003 and $127.3 million in 2002.

      ILIC entered into a statutory reinsurance agreement to cover 100% quota share of retained net amounts at risk for certain open block and closed block policies in force at December 31, 2002, which was amended by an indemnity reinsurance agreement effective July 1, 2003. Ceded premium from ILICO amounted to $131.0 million in 2004, $109.8 million in 2003 and $93.3 million in 2002. ILICO’s reinsurance agreements effectively reduce ILICO’s retention limit to between $150,000 and $500,000.

      The following table sets forth information regarding our life insurance in force for each date presented. Protection products face amounts in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry.

	Individual Life Insurance in Force
	As of December 31,

	2004	2003	2002

	($ in thousands)
Traditional life
Number of policies	433,011	446,961	451,933
GAAP life reserves	$3,551,648	$3,465,853	$3,236,223
Face amounts	$67,769,000	$70,904,000	$64,302,000
Universal life
Number of policies	142,370	145,525	147,469
GAAP life reserves	$1,587,787	$1,517,227	$1,425,746
Face amounts	$19,848,000	$20,780,000	$19,095,000
Equity-indexed life
Number of policies	46,350	35,133	23,679
GAAP life reserves	$364,282	$224,874	$126,821
Face amounts	$9,918,000	$6,878,000	$4,574,000
Total life insurance
Number of policies	621,731	627,619	623,081
GAAP life reserves	$5,503,717	$5,207,954	$4,788,790
Face amounts	$97,535,000	$98,562,000	$87,971,000

Distribution Systems

      Our subsidiaries sell life insurance in all 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums in 2004, are California, Florida, Illinois, Iowa, Minnesota, New York, Texas and Wisconsin. These states account for approximately 54% of our statutory premiums.

      Our target customers are individuals in the middle and upper income brackets and small businesses. We market our life insurance products on a national basis primarily through a Career Marketing Organization (CMOs) system, a Personal Producing General Agent (PPGA) distribution system, Independent Marketing Organizations (IMOs) and a New York distribution system. We currently employ 19 regional vice presidents who are responsible for supervising these distribution systems within their assigned geographic regions.

      Under the CMO system, a contractual arrangement is entered into with the CMO for the sale of insurance products by the CMO’s agents. The CMO agents are primarily compensated by receiving a percentage of the first year commissions and renewal commissions on premiums subsequently collected on that business. In addition, the CMO agents receive certain retirement benefits and incentive trips.

      The CMOs are independent contractors and are generally responsible for the expenses of their operations, including office and overhead expenses and the recruiting, selection, contracting, training and development of agents in their agencies. As of December 31, 2004, we had 66 CMO general agents in 28 states, through which approximately 1,150 agents sell our products. While agents in the CMO system are non-exclusive, most use our products for a majority of their new business.

      Under the PPGA system, we contract primarily with individuals who are experienced individual agents or who head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products we offer rather than our full line of insurance products. The PPGA system is comprised of approximately 1,100 PPGA general agents, with approximately 4,100 agents.

PPGAs are compensated by commissions on first year and renewal premiums collected on business written by themselves and the agents in their units.

      We have also developed programs to sell life insurance through select IMOs. The customers targeted and the products sold are similar to those of the CMO and PPGA systems.

      Under the IMO system, a contractual arrangement is entered into with an IMO to promote our insurance products to their network of agents and brokers. The IMO receives a commission and override commission on the business produced. We currently have approximately 90 IMOs under contract.

      The New York distribution system is comprised of a combination of IMOs and PPGAs in the tri-state area, which primarily focus on the state of New York. There were approximately 5,700 agents in the New York distribution system.

      During 2004, no single distribution organization (CMO, PPGA, IMO, or New York) accounted for more than 7% of total direct sales.

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

      Deposits are presented as collected premiums, which are measured in accordance with industry practice, and represent the amount of new business sold during the period. Deposits are a performance metric which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. Our annuity deposits consisted of approximately 17% from traditional annuity products and approximately 83% from equity indexed annuity products in 2004. Funding agreement deposits totaled $85 million in 2004 and $875 million in 2002. The following table sets forth deposits for the periods indicated:

	Deposits by Product
	For The Years Ended December 31,

	2004	2003	2002

	($ in thousands)
Annuities
Deferred fixed annuities:
Traditional fixed annuities	$312,652	$443,220	$1,099,872
Equity indexed annuities	1,527,587	1,311,409	683,819
Variable annuities	2,805	3,254	6,230

Total annuities	1,843,044	1,757,883	1,789,921
Funding agreements	85,000	—	875,000

Total	1,928,044	1,757,883	2,664,921
Reinsurance assumed	—	—	—
Reinsurance ceded	(10,054)	(25,080)	(60,916)

Total deposits, net of reinsurance	$1,917,990	$1,732,803	$2,604,005

      Traditional Annuity Products. We offer a variety of interest rate crediting strategies on our traditional annuity products. At December 31, 2004, the account value of traditional annuities totaled $6.5 billion of which approximately 94% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $4.7 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. We also offer an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees. Traditional annuities with an account value of $1.2 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 275 basis points. The remaining multi-year period is generally either one or two years. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

      We invest the deposits we receive from traditional annuity product sales in our investment portfolio. We call the difference between the yield we earn on our investment portfolio and the interest we credit on our traditional annuities our product spread. The product spread is a major driver of the profitability of our traditional annuity products.

      Traditional annuity deposits decreased $130.6 million and $656.7 million in 2004 and 2003, respectively, as compared to the prior year periods as we slowed traditional annuity sales due to the low interest rate environment and as we have shifted our sales focus to equity indexed products.

      Equity Indexed Annuities. We offer equity indexed annuity products that provide various interest crediting strategies, including strategies linked to equity and investment grade bond indices. For deposits allocated to indexed crediting strategies, interest is credited to these products based in part on the increases in the applicable indices, less any applicable fees and subject to any applicable caps. Similar to our traditional annuity products, we invest the deposits we receive from equity indexed annuity product sales in our investment portfolio. At December 31, 2004, the GAAP reserves of equity indexed annuities totaled $5.6 billion which provide guaranteed rates based on a cumulative floor over the term of the product. In addition, for deposits allocated to equity indexed crediting strategies, we use a portion of the deposits to purchase call options. We may affect the cost of the call options by adjusting interest crediting parameters that are provided for in the policy. Our return on the call options is generally expected, in a growing equity market, to correspond to the earnings we are contractually bound to credit on the equity indexed strategies. The remainder of the deposit is invested in our investment portfolio to support the contractual minimum guarantees that may come into effect if the equity index declines. At December 31, 2004, approximately 47% of the equity indexed annuities are invested in equity indexed strategies with the remainder invested in bonds or other fixed type investments. The product spread on deposits allocated to our equity indexed strategy is computed as:

The yield we earn on our investment portfolio,
Less the cost of the call options,
Less any interest credited to policyowners,
Equals product spread.

      The product spread is a major driver of profitability of our equity indexed annuity products. The structure of our product, together with the allocation of our equity indexed strategy deposits between call options and our investment portfolio, is intended to provide for a positive product spread in both increasing and decreasing equity markets.

      Equity indexed annuity sales increased in 2004 and 2003 as compared to the prior year periods due to its popularity with consumers and agents. In the third quarter of 2002, we entered into a new modified coinsurance reinsurance agreement to cede 25% of certain equity indexed annuity products which amounted to $10.1 million, $25.1 million, and $56.2 million ceded premium in 2004, 2003, and 2002, respectively.

      Variable Annuities. Through our acquisition of ILICO, we obtained a variable annuity product line. In the first quarter of 2002, we ceased new sales of these products, except for new policies issued as part of existing employer-sponsored qualified plan contracts. All new sales were discontinued effective September 30, 2002. Amounts in 2004 and 2003 represent deposits collected on existing business. Our agents are encouraged to make new sales of variable annuities through the Ameritas Joint Venture. As these sales are through the joint venture, they do not appear in our direct sales amounts. See the discussion related to this joint venture in the “Ameritas Joint Venture” section. The assets and liabilities related to the direct variable annuities are shown on the consolidated balance sheets as “separate account assets” and “separate account liabilities.”

      Funding Agreements. We placed primarily fixed rate funding agreements totaling $85 million and $875 million in 2004 and 2002, respectively. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. In December 2003, a $250 million funding agreement was terminated. Total funding agreements outstanding as of December 31, 2004, amounted to $960 million compared to $875 million outstanding at December 31, 2003.

      The following table sets forth information regarding fixed annuities in force for each date presented:

	Annuities in Force
	As of December 31,

	2004	2003	2002

	($ in thousands)
Deferred fixed annuities
Number of policies	162,489	176,280	181,581
GAAP annuity reserves	$6,780,234	$7,257,387	$7,579,869
Equity-indexed annuities
Number of policies	110,488	91,550	76,863
GAAP annuity reserves	$5,551,184	$4,439,836	$3,724,598
Total fixed annuities
Number of policies	272,977	267,830	258,444
GAAP annuity reserves	$12,331,418	$11,697,223	$11,304,467

Distribution Systems

      We sell annuities in all 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums in 2004, are California, Florida, Michigan, North Carolina, Ohio, Pennsylvania and Texas. These states account for approximately 50% of our statutory premiums.

      We direct our marketing efforts towards the asset accumulation, conservative savings and retirement markets. We market our annuity products on a national basis primarily through networks of independent agents. The independent agents are supervised by regional vice presidents and regional directors or IMOs. At December 31, 2004, we had approximately 15,000 independent agents licensed to sell our annuity products. In addition, the Preferred Producer agency and PPGA systems discussed previously are utilized to market certain annuity products.

      Our IMOs consist principally of 10 contracted organizations, including four wholly-owned organizations and one organization which principally sell our proprietary products. The IMOs are responsible for recruiting, servicing and educating agents in an effort to promote our products. The IMOs receive an override commission based on the business produced by their agents. Our wholly-owned and proprietary organizations accounted for approximately 79% of our annuity sales in 2004. We do not have exclusive agency agreements with our agents and we believe most of these agents sell products similar to ours for other insurance companies.

Ameritas Joint Venture

      We participate in a joint venture, the Ameritas Joint Venture, with Ameritas Life Insurance Corp. (or Ameritas) through ALIC’s 34% ownership interest in AMAL Corporation (or AMAL), a Nebraska corporation. AMAL Corporation’s operations are conducted through Ameritas Variable Life Insurance Company, (or AVLIC), Ameritas Investment Corp. (or AIC), and The Advisors Group, Inc. (or TAG), its three wholly-owned subsidiaries. AVLIC is licensed to conduct business in 47 states and the District of

Columbia. AIC and TAG are registered broker-dealers. Our partner in the Ameritas Joint Venture, Ameritas, is a Nebraska mutual life insurance company which has been in existence for more than 100 years.

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

      The variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are distributed through our CMOs, PPGA systems and one IMO, as well as through the distribution systems of Ameritas and AVLIC.

      ALIC and Ameritas each have guaranteed the policyholder obligations of AVLIC. The guarantee of each party is joint and several, and will remain in effect until certain conditions are met. As of December 31, 2004, AMAL Corporation had total consolidated assets of $184.2 million and total consolidated shareholder’s equity of $173.5 million on a GAAP basis. AVLIC had $3,198.3 million of insurance in force and $110.2 million in surplus as of December 31, 2004, on a statutory basis.

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

      We are the national leader in market share of equity indexed life production and are the fourteenth largest fixed life company in the United States. We also rank fifth nationally in equity indexed annuity sales and sixth nationally in fixed annuity sales through independent agents. The rankings are as of December 31, 2004, and are based on industry information from Advantage Compendium (formerly The Advantage Group) and LIMRA International.

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

Ratings

      Ratings with respect to financial strength are an increasingly important factor in establishing the competitive position of insurance companies. The following are the ratings as of March 1, 2005 for our major insurance subsidiaries currently writing new business:

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

      On June 21, 2004, Moody’s Investor Services changed the rating outlook for our insurance subsidiaries that it rates to stable from negative. On October 19, 2004, Standard & Poor’s re-affirmed our current A+ rating and our stable outlook. Also, on November 12, 2004, A.M. Best Company changed the rating outlook for all of our insurance subsidiaries to stable from negative. The changes occurred as part of Moody’s, Standard & Poor’s, and A.M. Best’s assessments of their current life insurers’ ratings given the current operating environment. A negative outlook indicates that if certain trends continue or worsen, the rating agencies believe the insurance subsidiaries ratings may have to be adjusted downward. On February 15, 2005, Moody’s Investor Services changed the rating outlook for the Company and its insurance and other subsidiaries that it rates to negative from stable as a result of uncertainties in connection with a lawsuit filed by the California Attorney General. On February 17, 2005, Standard & Poor’s announced that our ratings would be unaffected by this lawsuit.

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

      We reinsure mortality risk on individual life insurance policies. Our retention is generally between $150,000 and $500,000 on any single life depending on the respective age and rating table. We also reinsure certain annuity business primarily on a modified coinsurance basis. Beginning in the fourth quarter of 2004, we entered into new reinsurance agreements that for certain new universal life products, we retain the first $500,000, we reinsure 50% of the coverage between $500,000 and $1,500,000, and then fully reinsure the coverage in excess of $1,500,000. We increased our retention levels as a result of our favorable mortality experience and the overall increase in prices in the reinsurance market.

      At December 31, 2004 and 2003, we ceded life insurance with a face amount of $77.4 billion with 31 unaffiliated reinsurers and life insurance with a face amount of $75.3 billion with 39 unaffiliated reinsurers, respectively. Ceded life insurance was approximately 79% and 77% of direct and assumed life insurance in force at December 31, 2004 and 2003, respectively. The following is a summary of our principal life reinsurers as of December 31, 2004:

			% of total
	Face	A.M. Best	face amount
Reinsurer	amount ceded	rating	reinsured

	(in billions)
Swiss Re Life & Health America, Inc.	$23.7	A+	34%
RGA Reinsurance Company	19.7	A+	25
Transamerica Occidental Life Insurance Company	14.1	A+	18
Allianz Life Insurance Company	4.3	A	6
Employers Reassurance Corporation	4.2	A-	5
Scottish Re Group Limited	4.1	A-	5
Generali USA Life Reinsurance Company	3.3	A	4

      At December 31, 2004 and 2003, we ceded traditional and equity indexed annuities having reserves of $1.0 billion and $1.2 billion, respectively. The following is a summary of our principal annuity reinsurers as of December 31, 2004:

			% of total
		A.M. Best	face amount
Reinsurer	Reserves ceded	rating	reinsured

	(in billions)
Transamerica Occidental Life Insurance Company	$0.6	A+	60%
RGA Reinsurance Company	0.3	A+	30

Employees

      As of December 31, 2004, we had 1,114 full-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our relations with our employees are satisfactory.

Government Regulation

      We are subject to a variety of state and federal laws and regulations as well as oversight by regulatory bodies.

      We are regulated by the states in which our insurance subsidiaries are domiciled and/or transact business. State insurance and other laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses, transacting business, regulating the payment of dividends to stockholders, establishing guaranty fund associations, licensing agents, approving policy forms, regulating sales practices, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus, and regulating the type and amount of investments permitted. Every state in which our insurance companies are licensed administers a guaranty fund, which provides for assessments of licensed insurers for the protection of policyowners of insolvent insurance companies. Assessments can be partially recovered through a reduction in future premium taxes in some states. Risk-based capital, or RBC, standards for life insurance companies were adopted by the National Association of Insurance Commissioners, known as the NAIC, and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies’ operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 2004, each of our life insurance companies’ RBC levels was in excess of authorized control level RBC thresholds established by insurance regulators.

      Although the federal government generally does not directly regulate the insurance business, federal initiatives and changes in federal law can often have a material impact on our business in a variety of ways. Our products and sales practices are impacted by federal laws and regulations, such as those related to taxation and securities. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements, changes to the tax advantages of life insurance and annuity products or the programs with which they are used, new savings and dividend proposals and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.

      Regulatory bodies may periodically make inquiries and conduct examinations concerning our compliance with insurance and other laws, such as those regulating the marketing and sale of our products. We cooperate with these regulators in conducting such inquiries and examinations in the ordinary course of our business.

Executive Officers of the Company

      The following provides information about AmerUs Group Co.’s executive officers:

Name of Individual	Age	Title

Roger K. Brooks	67	Chairman of the Board of Directors and Chief Executive Officer of AmerUs Group Co.
Thomas C. Godlasky	49	Director and President and Chief Operating Officer of AmerUs Group Co.
Gregory D. Boal	46	Executive Vice President and Chief Investment Officer of AmerUs Group Co.
Brian J. Clark	39	Executive Vice President and Chief Product Officer of AmerUs Group Co.
Mark V. Heitz	52	President and Chief Executive Officer of AmerUs Annuity Group, American Investors Life Insurance Company, Inc., and Financial Benefit Life Insurance Company
Gary R. McPhail	56	President and Chief Executive Officer of AmerUs Life Insurance Company and Indianapolis Life Insurance Company
Melinda S. Urion	51	Executive Vice President, Chief Financial Officer and Treasurer of AmerUs Group Co.

ROGER K. BROOKS — Des Moines, Iowa.

      Chairman and chief executive officer of AmerUs Group Co. since May 1997, president from May 1997 to November 2003, and president and chief executive officer from its formation in July 1996 to May 1997. Previously, Mr. Brooks was the chief executive officer of predecessor or affiliated companies since 1974. He is a director of AMAL. Mr. Brooks has been a director of AmerUs Group Co. since its formation in July 1996, and previously served as a director of predecessor or affiliated companies since 1971. His current term expires in May 2007.

THOMAS C. GODLASKY — Des Moines, Iowa.

      President and chief operating officer of AmerUs Group Co. since November 2003 and executive vice president and chief investment officer of AmerUs Group Co. and predecessor or affiliated companies from January 1995 to November 2003. Mr. Godlasky had also been president of AmerUs Capital Management from January 1998 to November 2003. From February 1988 to January 1995, he was manager of the Fixed Income and Derivatives Department of Providian Corporation, Louisville, Kentucky. He is a director of AMAL, AVLIC and AIC, wholly-owned subsidiaries of AMAL. Mr. Godlasky has been a director of AmerUs Group Co. since November 2003. His current term expires in May 2007.

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

MELINDA S. URION — Des Moines, Iowa.

      Executive vice president, chief financial officer and treasurer of AmerUs Group Co. since March 2002. Prior to joining AmerUs Group Co., she was senior vice president and chief financial officer at Fortis Financial Group, Woodbury, Minnesota, from December 1997 to April 2001. From July 1988 to November 1997, Ms. Urion served in various accounting and executive positions with American Express Financial Corp, Minneapolis, Minnesota, including senior vice president of finance and chief financial officer from November 1995 to November 1997. Ms. Urion is a director of AVLIC.

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

ITEM 2.	PROPERTIES

      The following table summarizes the properties we lease and own at December 31, 2004:

	Square Feet Occupied by:

	Protection	Accumulation		Leased to	Total
Property Address	Products	Products	Other(1)	Third Parties	Square Feet	Use of Other Square Feet

Properties leased from unaffiliated parties:
699 Walnut Street	—	—	69,000	—	69,000	Executive offices and corporate
Des Moines, Iowa						operations

611 Fifth Avenue	62,000	2,000	56,000	—	120,000	Technology, corporate opera-
Des Moines, Iowa						tions and cafeteria facilities

65 Froehlich Farms Boulevard	15,000	3,000	8,000	—	26,000	Technology and cafeteria facilities
Woodbury, New York

9200 Keystone,	15,000	—	—	—	15,000
Suite 800
Indianapolis, Indiana

Various	—	—	39,000	—	39,000	Corporate operations, records
						and supply storage
Properties owned:
555 South Kansas
Avenue	—	60,000	—	45,000	105,000
Topeka, Kansas

(1)	Other includes shared services that are utilized by both protection products and accumulation products segments.

ITEM 3.	LEGAL PROCEEDINGS

      In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. In addition, regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning the Company’s compliance with insurance and other laws. The Company responds to such inquiries and cooperates with regulatory examinations in the ordinary course of business.

      Currently, the Company and/or certain of its subsidiaries are defendants in class action lawsuits brought in California state courts on behalf of purchasers of insurance products and related services. These class action lawsuits relate to the use of purportedly inappropriate sales techniques and products for the senior citizen market. The plaintiffs in these lawsuits are seeking a variety of damages including restitution of all surrender charge penalties, injunctive relief, punitive and other indirect damages and attorneys fees. Additionally, on February 10, 2005, the California Attorney General and the California Commissioner of Insurance filed a complaint in California Superior Court for the County of Los Angeles against certain of the Company’s subsidiaries, including Family First Advanced Estate Planning and Family First Insurance Services, and certain third parties alleging conduct similar to that alleged in the class actions. The complaint alleges, among other things, that the defendants engaged in the unauthorized practice of law, claims related to the suitability of the products for, and the manner in which they were sold to, the senior citizen market and other violations of California’s insurance laws. The plaintiffs seek civil penalties, restitution, injunctive relief and other relief and damages. The Company believes it has appropriate defenses against these lawsuits and intends to vigorously defend its position.

      The Company’s pending litigation (including without limitation the proceedings described in the immediately preceding paragraph) is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. Given these uncertainties, the Company is unable to estimate the possible loss or range of loss that may result from the Company’s pending litigation. It is possible that the Company’s results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to the Company’s pending claims and legal actions, would have no material effect on its operations and financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “AMH.” The following table sets forth, for the periods indicated, the high and low sales prices per share of AmerUs Group Co. common stock as quoted on the NYSE and the dividends per share declared during such quarter.

	AmerUs Common Stock

	High	Low	Dividends

2003
First Quarter	$30.70	$22.94	$0.00
Second Quarter	$28.41	$24.44	$0.00
Third Quarter	$35.89	$27.70	$0.00
Fourth Quarter	$38.00	$34.48	$0.40
2004
First Quarter	$41.00	$34.73	$0.00
Second Quarter	$41.70	$36.73	$0.00
Third Quarter	$41.51	$37.31	$0.00
Fourth Quarter	$45.68	$38.60	$0.40

Holders

      As of March 3, 2005, the number of holders of record of each class of common equity was as follows:

Number of
Holders

Common stock	106,256

Recent Sales of Unregistered Securities

      On March 6, 2002, we issued and sold in a private placement $185 million aggregate original principal amount of optionally convertible equity-linked accreting notes (OCEANs). The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. On December 15, 2004, the Company exchanged the existing OCEANs, which were previously all convertible into shares of the Company’s common stock, into new OCEANs which are convertible into a combination of cash and shares of common stock. The exchanged OCEANs are convertible if the sale price of the common stock exceeds $47.85 per share for at least 20 trading days in a 30 day period or in certain other limited circumstances. Upon conversion, cash is to be paid equal to the accreted principal amount and shares are to be issued for the difference between the total conversion value and the accreted principal amount. The total conversion value generally is equal to the lesser of the accreted principal amount or $1,100 divided by an initial conversion (subject to adjustment) of $37.60 per share multiplied by the volume weighted average price of the Company’s common stock for the ten day trading period before conversion. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have an aggregate principal amount at maturity of $235 million. Each $1,000 original principal amount OCEAN was exchanged for an equal original principal amount OCEAN and an exchange fee of $2.50. All of the $185 million existing OCEANs were exchanged for the new OCEANs.

      The offer to exchange the OCEANs was exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). We relied on section 3(a)(9) of the Securities Act which provides an exemption from registration for exchanges of securities by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such an exchange.

Issuer Purchases of Equity Securities

      The following table sets forth information regarding purchases of equity securities for 2004:

			(c) Total number	(d) Maximum number
			of shares (or	(or approximate dollar
	(a) Total	(b) Average	units) purchased	value) of shares (or
	number of shares	price paid	as part of publicly	units) that may yet be
	(or units)	per share	announced plans	purchased under the
Period	purchased(1)	(or units)	or programs	plans or programs(2)

01/01/2004-01/31/2004	—	$—	—	2,271,900
02/01/2004-02/29/2004	—	—	—	2,271,900
03/01/2004-03/31/2004	—	—	—	2,271,900
04/01/2004-04/30/2004	—	—	—	2,271,900
05/01/2004-05/31/2004	244,400 (2)	37.45	244,400	2,027,500
06/01/2004-06/30/2004	—	—	—	2,027,500
07/01/2004-07/31/2004	—	—	—	2,027,500
08/01/2004-08/31/2004	—	—	—	2,027,500
09/01/2004-09/30/2004	—	—	—	2,027,500
10/01/2004-10/31/2004	—	—	—	2,027,500
11/01/2004-11/30/2004	—	—	—	2,027,500
12/01/2004-12/31/2004	—	—	—	2,027,500

Total	244,400	$37.45	244,400

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	In August 2002, our board of directors authorized a repurchase program of up to 3 million shares of our outstanding common stock. There is no expiration date for this program.

Equity Compensation Plan Information

      The following table sets forth information regarding our equity compensation plans as of December 31, 2004:

			(c) Number of securities
	(a) Number of		remaining available for
	securities		future issuance under
	to be issued upon	(b) Weighted average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	4,217,685	$24.38	1,076,030
Equity compensation plans not approved by security holders(1)	78,400	31.16	21,600

Total	4,296,085	$24.51	1,097,630

(1)	Includes stock appreciation rights under the Non-Employee Plan which may be paid in cash or Company common stock. The Company’s practice has been to pay such awards in cash on exercise thereof.

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

Dividends

      We have declared and paid an annual dividend of $0.40 per share of common stock in 2002 through 2004. The declaration and payment of dividends in the future is subject to the discretion of the Board of Directors and will be dependent upon the financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the life insurance subsidiaries and other factors deemed relevant by the Board of Directors.

      Under our revolving credit agreement, we are prohibited from paying dividends on common stock in excess of an amount equal to 3% of the consolidated net worth as of the last day of the preceding fiscal year.

      In connection with the 8.85% Capital Securities, Series A (the “Capital Securities”), issued in 1997 by AmerUs Capital I, a subsidiary trust, we have agreed not to declare or pay any dividends on the Company’s capital stock (including the common stock) during any period for which we elect to extend interest payments on our junior subordinated debentures, except for stock dividends where the dividend stock is the same stock as that on which the dividend is being paid. Dividends on our capital stock cannot be paid until all accrued interest on the Capital Securities has been paid. The Capital Securities have an outstanding principal balance of $50.8 million at December 31, 2004.

      In connection with the OCEANs, we have agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to our capital stock during any period in which we have deferred stated interest on the OCEANs.

      On May 28, 2003, we issued $125 million of PRIDESSM. In connection with the PRIDES, we have agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to our capital stock during any period in which we have deferred contract adjustment payments to holders of the PRIDES.

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

      Based on statutory insurance regulations and 2003 results, our insurance subsidiaries could have paid approximately $77 million in dividends in 2004 without obtaining regulatory approval. Our subsidiaries paid to us approximately $15 million in dividends in 2004. Based on 2004 results, our subsidiaries can pay an estimated $186 million in dividends in 2005 without obtaining regulatory approval.

ITEM 6.	SELECTED FINANCIAL DATA

      The following table sets forth certain financial and operating data of the Company.

	As of or for the Year Ended December 31,

	2004	2003	2002	2001(A)	2000

	($ in millions, except share data)
Consolidated Income Statement Data:
Revenues:
Insurance premiums	$267.7	$297.2	$351.3	$305.9	$266.2
Product charges	220.5	181.4	144.5	146.1	99.9
Net investment income	1,037.4	1,001.9	1,001.3	873.2	699.5
Realized/unrealized capital gains (losses)	18.1	131.3	(149.9)	(90.6)	(29.0)
Other income	71.4	68.3	68.5	45.7	35.0

Total revenues	1,615.1	1,680.1	1,415.7	1,280.3	1,071.6

Benefits and expenses:
Policyowner benefits	888.7	953.9	879.8	757.5	627.4
Total insurance and other expenses	385.0	358.4	316.4	278.6	224.5
Dividends to policyowners	81.1	98.4	104.9	98.9	74.3

Total benefits and expenses	1,354.8	1,410.7	1,301.1	1,135.0	926.2

Income from continuing operations	260.3	269.4	114.6	145.3	145.4
Interest expense	32.1	30.2	25.5	26.0	29.7

Income before tax expense and minority interest	228.2	239.2	89.1	119.3	115.7
Income tax expense	39.0	78.6	28.3	39.5	42.5
Minority interest	—	—	—	—	21.7

Net income from continuing operations	189.2	160.6	60.8	79.8	51.5
Discontinued operations (net of tax):
Income (loss) from discontinued operations	—	1.8	2.1	1.3	0.3
Gain on sale of discontinued operations	3.9	—	—	—	—

Net income before cumulative effect of change in accounting	193.1	162.4	62.9	81.1	51.8
Cumulative effect of change in accounting, net of tax	(0.5)	(1.3)	—	(8.2)	—

Net income	$192.6	$161.1	$62.9	$72.9	$51.8

	As of or for the Year Ended December 31,

	2004	2003	2002	2001(A)	2000

	($ in millions, except share data)
Net income from continuing operations per share(B):
Basic	$4.81	$4.10	$1.52	$2.16	$2.46
Diluted	$4.60	$4.05	$1.50	$2.13	$2.44
Weighted average number of shares outstanding (in millions)(B):
Basic	39.3	39.2	40.0	36.9	20.9
Diluted	41.1	39.6	40.4	37.5	21.0
Dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40
Consolidated Balance Sheet Data:
Total invested assets	$19,186.3	$17,984.3	$16,932.5	$15,052.4	$9,606.8
Total assets	$23,170.9	$21,583.7	$20,293.7	$18,299.2	$11,471.5
Notes payable	$571.2	$621.9	$511.4	$384.6	$413.3
Total liabilities	$21,547.4	$20,173.9	$19,030.7	$17,060.6	$10,643.5
Total stockholders’ equity	$1,623.5	$1,409.8	$1,262.9	$1,238.5	$828.0
Other Operating Data:
Ratio of earnings to fixed charges(C)	1.40	1.40	1.19	1.33	1.28

(A)	Financial data for 2001 includes the results for ILICO, subsequent to the acquisition date of May 18, 2001.

(B)	Our predecessor, AMHC, was originally formed in 1996 as a mutual holding company and therefore, had no shares of common stock outstanding until its demutualization on September 20, 2000. On September 20, 2000, we distributed 17.4 million shares of common stock to our former members and exchanged our common stock for the 12.6 million shares of common stock held by the public in ALHI, our former subsidiary and another of our predecessor entities, on a one-for-one basis. Our operating income for 2000 presented above primarily reflects the operating income of ALHI. Therefore, net income from continuing operations per share was calculated based on the number of shares of stock we owned of ALHI through September 20, 2000. Since then, net income from continuing operations per share has been calculated based on the shares of our common stock actually outstanding.

(C)	For purposes of computing the ratio of earnings to fixed charges, “earnings” consist of income from operations before income taxes and fixed charges. “Fixed charges” consist of interest credited on annuity and universal life contracts and interest expense on debt and amortization of debt expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Financial Highlights

      Our financial highlights are as follows:

	For The Years Ended December 31,

	2004	2003	2002

	($ in thousands, except share data)
Segment pre-tax operating income:
Protection Products	$140,212	$128,290	$129,739
Accumulation Products	163,883	130,890	120,655
Other operations	(19,309)	(7,725)	(6,622)

Total segment pre-tax operating income	284,786	251,455	243,772
Non-segment expense, net(A)	92,144	90,308	180,906

Net income	$192,642	$161,147	$62,866

Diluted net income per share	$4.68	$4.07	$1.56

Total assets	$23,170,869	$21,583,688	$20,293,665

Stockholders’ equity	$1,623,469	$1,409,811	$1,262,948

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, reinsurance adjustments, non-insurance operations, restructuring costs, interest expense, income taxes, discontinued operations and cumulative effect of change in accounting.

      Operating segment income increased for the protection products segment in 2004 compared to 2003 primarily as a result of increased open block margins and lower operating expenses. Operating segment income decreased for the protection products segment in 2003 compared to 2002 primarily as a result of lower net investment income and the continued decrease in closed block operating income. The continued shift in our business from traditional fixed annuities to higher margin equity indexed annuities and more assets under management increased accumulation products segment earnings in 2004 and 2003 compared to the respective years. The increased operating segment income in 2004 for the protection products and accumulation products segments was partially reduced by higher other operations’ losses resulting primarily from additional holding company expenses.

      Net income increased in 2004 compared to 2003 primarily as a result of higher operating segment income, reductions in income tax accruals and deferred income tax asset valuation allowances, and the gain on the sale of our residential financing subsidiary. The increase was partially offset by realized and unrealized losses on assets. Net income increased in 2003 compared to 2002 primarily due to increased realized gains on open block investments and increased net unrealized gains from market value adjustments on trading securities, derivatives and equity indexed contracts.

      Total assets increased $1.6 billion in 2004 primarily as a result of net cash received from collected premiums and deposits, positive cash flows from operating activities and the utilization of securities lending and borrowing arrangements. Liabilities increased primarily due to policy reserves and policyowner funds which increased due to the higher volume of insurance in force and additional securities lending and borrowing arrangements. Stockholders’ equity increased $213.7 million during 2004 primarily as a result of 2004 net income of $192.6 million, stock issued under incentive plans amounting to $15.8 million and additional unrealized gains on available-for-sale investments of $34.0 million. The unrealized gains included in accumulated other comprehensive income are presented after related adjustments to DAC, VOBA, capitalized bonus interest, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes. The additions to equity were reduced by treasury stock purchases which decreased equity $9.2 million and dividends declared in the fourth quarter of 2004 which decreased equity $15.7 million.

Segment Income

      We have two operating segments: Protection Products and Accumulation Products. We use the same accounting policies and procedures to measure operating segment income as we use to measure consolidated income from operations with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are as follows:

1)	Realized/unrealized gains and losses on open block assets.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:

•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of equity indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments.

4)	Demutualization costs.

5)	Restructuring costs.

6)	Certain reinsurance adjustments.

7)	Other income from non-insurance operations.

8)	Interest expense.

9)	Income tax expense.

           10) Income from discontinued operations.

           11) Cumulative effect of changes in accounting.

      These items will fluctuate from period to period depending on the prevailing interest rate and economic environment or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of our operating segments.

Protection Products

      Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and equity indexed life insurance policies. These products are marketed on a national basis primarily through CMOs, PPGA system and IMOs. Included in the protection products segment is the closed block of ALIC and the closed block of ILIC, established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyholder. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality policies. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $97.5 billion at December 31, 2004, $98.6 billion at December 31, 2003 and $88.0 billion at December 31, 2002. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Years Ended December 31,

	2004	2003	2002

	($ in thousands)
Revenues:
Insurance premiums	$263,050	$290,707	$341,602
Product charges	167,585	138,215	103,145
Net investment income	333,477	321,532	335,111
Realized gains (losses) on closed block investments	(1,693)	9,326	(2,400)
Other income	3,573	4,224	4,026

Total revenues	765,992	764,004	781,484

Benefits and expenses:
Policyowner benefits	379,749	387,068	403,293
Underwriting, acquisition and other expenses	73,750	76,042	80,319
Amortization of DAC and VOBA, net of open block gain/loss adjustment	91,193	74,211	63,267
Dividends to policyowners	81,088	98,393	104,866

Total benefits and expenses	625,780	635,714	651,745

Pre-tax operating income — Protection Products segment	$140,212	$128,290	$129,739

      Pre-tax operating income from our protection products increased 9% in 2004 and decreased 1% in 2003 compared to the respective prior years. The increase in 2004 was primarily due to higher open block product margins and lower operating expenses. Higher product margins increased open block operating income in 2003 compared to 2002; however, the declining closed block glide path (see Dividends to Policyowners for additional information) offset the open block operating income. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

      Sales, Premiums and Product Charges. Sales are a key driver of our business as they are a leading indicator of future revenue trends to emerge in segment operating income. As shown in the Sales Activity by Product table presented in “Item 1 Business — Protection Products Segment,” direct first year annualized premiums increased 5% in 2004 compared to 2003 and decreased 9% in 2003 compared to 2002. The increase in 2004 resulted from higher equity indexed life product sales as we continue to focus our marketing efforts on this product. The equity indexed life product allows the policyowner to elect an earnings strategy for a portion of the account value whereby earnings are credited based primarily on increases in the S&P 500 Index, excluding dividends. The earnings credit is subject to a participation rate and an annual cap. Sales of equity indexed life products were $74.6 million in 2004 as compared to $51.6 million in 2003 and $45.8 million in 2002. We are the leading writer of equity indexed life products in the United States. The increase in 2004 was partially offset by decreased traditional and universal life insurance product sales due to our continued shift in sales focus to equity indexed products and uncertainty in government tax policy and regulation. The decrease in 2003 resulted from lower traditional and universal life insurance product sales as we re-priced our products and discontinued our par whole life product. The lower traditional and universal sales were partially offset by increased equity indexed life sales.

      We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and equity indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyholder liability. Revenues from the universal life and equity indexed life policies consist of charges for the cost of insurance, policy administration and policy surrender and are shown as product charges. All revenue is reported net of reinsurance ceded.

      Insurance premium revenue in 2004 and 2003 was lower than the respective prior years primarily due to lower sales of traditional products, additional premiums ceded and a decline in closed block in force business.

      Persistency. Persistency, which we measure in terms of a lapse rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates were 6.7% in 2004 compared to 6.5% in 2003 and 7.3% in 2002. Our persistency experience remained within our pricing assumptions.

      Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income increased in 2004 and decreased in 2003 compared to the respective prior years. The increase in 2004 was primarily due to growth in average protection products assets which were approximately $318 million higher than 2003. The decrease in net investment income in 2003 was due to low interest rates and increased prepayments of mortgage-backed securities. The earned rate of the investment portfolio was 6.44% in 2004 compared to 6.63% in 2003 and 7.22% in 2002. The decrease in rates in 2004 and 2003 was primarily a result of the continued low interest rate environment.

      Mortality and Benefit Expense. Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. Although we experienced unfavorable mortality in 2004 as compared to 2003, our experience remained within our pricing assumptions. In addition, we had increased reinsurance recoveries in 2004 and 2003, which reduce benefit expense, as a result of additional reinsurance arrangements.

      Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses decreased in 2004 and 2003 compared to the respective prior years primarily due to lower operating expenses resulting from the restructuring activities that took place in 2003 and prior years to integrate the ILICO life operations and also due to increased reimbursement from reinsurers of non-deferrable commission and expense allowances, as more policies are subject to reinsurance.

      Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which increased in 2004 and 2003 as compared to the respective prior years. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in both years, resulting in higher amortization expense.

      Dividends to Policyowners. In addition to basic policyowner dividends, dividend expense includes increases or decreases to the closed block policyowner dividend obligation liability carried on the consolidated balance sheet. The actual results of the closed block are adjusted to equal the expected earnings based on the actuarial calculation at the time of formation of the closed block (which we refer to as the closed block glide path). The adjustment to have the closed block operating results equal the closed block glide path is made to dividend expense. If the actual results for the period exceed the closed block glide path, increased dividend expense is recorded as a policyowner dividend obligation to reduce the actual closed block results. For actual results less than the closed block glide path, dividend expense is reduced to increase the actual closed block results. As a result of this accounting treatment, operating earnings from the closed block only include the predetermined closed block glide path.

      Dividend expense decreased for 2004 and 2003 compared to the respective prior years. The decreases were primarily due to reduced closed block earnings, resulting from lower closed block revenues and net investment income as the closed block in force business continues to decline, and from closed block dividend reductions.

      Outlook. We expect to continue to shift our sales to higher return products, in particular the equity indexed life products. We also expect to continue to realize operating efficiencies as we continue to centralize our administrative functions.

Accumulation Products

      Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage product spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality policies. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $12.3 billion at December 31, 2004, $11.7 billion at December 31, 2003 and $11.3 billion at December 31, 2002. A summary of our accumulation products segment operations follows:

	For the Years Ended December 31,

	2004	2003	2002

	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$2,602	$4,114	$8,702
Product charges	52,969	43,139	41,349
Net investment income	697,363	672,141	660,470
Other income	10,730	11,635	11,778

Total revenues	763,664	731,029	722,299

Benefits and expenses:
Policyowner benefits	472,208	491,932	498,294
Underwriting, acquisition and other expenses	27,225	29,423	34,040
Amortization of DAC and VOBA	104,602	89,196	83,407
Dividends to policyowners	4	—	—

Total benefits and expenses	604,039	610,551	615,741

IMO Operations:
Other income	53,482	50,214	48,642
Other expenses	49,224	39,802	34,545

Net IMO operating income (loss)	4,258	10,412	14,097

Pre-tax operating income — Accumulation Products segment	$163,883	$130,890	$120,655

      Pre-tax operating income from our accumulation products operations increased 25% in 2004 and 8% in 2003 compared to the respective prior years. The 2004 increase was primarily due to higher assets under management and improved product spreads. The 2003 increase was primarily due to higher assets under management which were reduced by decreased product spreads. The increases for both years were partially offset by lower contributions from IMO operations. The drivers of profitability in our accumulation products business are deposits, persistency, product spread, expenses and IMO operations.

      Deposits. Deposits are a key driver of our business as this is a measure which represents collected premiums to be deposited to policyowner accounts for which we will earn a future product spread. Deposits are presented as collected premiums, which are measured in accordance with industry practice, and represent the amount of new business sold during the period. Deposits are a performance metric which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. As shown in the Deposits by Product table presented in “Item 1 Business — Accumulation Products Segment,” total annuity deposits increased 5% in 2004 compared to 2003 and decreased 2% in 2003 as compared to 2002. The increase in 2004 was driven by our promotion of equity indexed products. The decrease in 2003 was primarily a result of the slowing of our traditional annuity sales due to the low interest rate environment as we focused sales on our higher returning equity indexed products. The reduced traditional annuity sales offset the increase in equity indexed products.

      We placed fixed rate funding agreements totaling $85 million in 2004 and $875 million in 2002. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. In December 2003, a $250 million funding agreement originally placed in 1999 was terminated. Total funding agreements outstanding as of December 31, 2004 amounted to $960 million compared to $875 million outstanding at December 31, 2003.

      The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges increased in 2004 and 2003 as compared to the respective prior years due to the growth in the business.

      Persistency. Persistency, which we measure in terms of a withdrawal rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low withdrawal rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements continued to improve in 2004 as compared to 2003 and 2002 and amounted to 8.5%, 9.5% and 10.6%, respectively. Annuity withdrawals without internal replacements totaled $1,118.1 million in 2004, $1,196.9 million in 2003 and $1,288.2 million in 2002. Our withdrawal experience remained within our pricing assumptions.

      Product Spread. Product spread is a key driver of our business as it measures the difference between the income earned on our invested assets and the rate which we credit to policyowners, with the difference reflected as segment operating income. Asset earned rates and liability crediting rates were as follows for our annuity products:

	For The Years Ended December 31,

	2004	2003	2002

Asset earned rate	5.78%	5.91%	6.58%
Liability credited rate	3.55%	3.93%	4.48%

Product spread	2.23%	1.98%	2.10%

      The product spread increased 25 basis points to 223 basis points in 2004 compared to 2003 and decreased 12 basis points to 198 basis points in 2003 compared to 2002. Liability crediting rates on traditional annuities were lowered throughout 2003 and 2004 to correspond with the decline in investment yields caused by lower rates on new and reinvested funds. As described in the Traditional Annuity Products and Equity Indexed Annuities sections presented in “Item 1 Business — Accumulation Products Segment,” the annuity products have various differentials between the credited rate and minimum guarantee rate, including some which have no differential, and as such cannot be lowered. Additionally, some traditional annuities have multi-year interest rate guarantees for which the credited rate cannot be decreased until the end of the multi-year period. Due to these limitations on the ability to lower interest crediting rates and the potential for credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

      We also earn a spread on our funding agreements. Funding agreement income less associated interest expense totaled $6.8 million in 2004, $11.1 million in 2003, and $6.1 million in 2002. The 2004 decrease was due to the termination of a $250 million funding agreement during the fourth quarter of 2003. The 2003 increase was due to the $875 million of funding agreements placed throughout 2002.

      Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they represent costs of our operations. Expenses in 2004 and 2003 decreased compared to the respective prior years due primarily to continued process improvements to enhance operating efficiencies and lower fees associated with a declining block of annuity business processed by a third party administrator.

      IMO Operations. IMO operations are a key driver of our business as the earnings from the IMOs can be a significant component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products in their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own five such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income decreased $6.2 million in 2004 and $3.7 million in 2003 compared to the respective prior years due to changes in distribution strategies and higher operating expenses, including litigation costs in 2004.

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

Other

      The other operations consist of our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The pre-tax operating loss of our other operations increased in 2004 compared to 2003 primarily due to increased holding company expenses, such as Sarbanes-Oxley internal control regulations, the OCEANs exchange and succession activities in 2004, and lower investment income of our real estate management subsidiary.

Income Statement Reconciliation

      A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For the Years Ended December 31,

	2004	2003	2002

	($ in thousands)
Segment pre-tax operating income:
Protection Products	$140,212	$128,290	$129,739
Accumulation Products	163,883	130,890	120,655
Other operations	(19,309)	(7,725)	(6,622)

Total segment pre-tax operating income	284,786	251,455	243,772
Non-segment items — increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	(36,786)	32,196	(102,310)
Unrealized gains (losses) on open block options and trading investments	56,547	89,769	(45,209)
Change in option value of equity indexed products and market value adjustments on total return strategy annuities	(35,652)	(65,741)	28,759
Cash flow hedge amortization	(908)	(3,827)	(4,351)
Amortization of DAC and VOBA due to open block realized/unrealized gains and losses	(9,068)	(16,257)	15,002
Reinsurance adjustments	—	3,854	—
Demutualization costs	—	—	(1,186)
Restructuring costs	—	(23,294)	(21,225)
Other income from non-insurance operations	1,495	1,237	1,392

Income from continuing operations	260,414	269,392	114,644
Interest expense	(32,120)	(30,154)	(25,487)
Income tax expense	(39,041)	(78,610)	(28,375)

Net income from continuing operations	189,253	160,628	60,782
Income from discontinued operations, net of tax	3,899	1,815	2,084
Cumulative effect of change in accounting, net of tax	(510)	(1,296)	—

Net income	$192,642	$161,147	$62,866

      Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block investments will fluctuate from period to period depending on the prevailing interest rates, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses. During 2004, we sold our Indianapolis, Indiana office building. We had previously listed this building with a real estate broker in 2003 as part of our restructuring plan and recorded a pre-tax impairment loss of $7.7 million at that time (see further discussion in Restructuring Costs). The sale of the building in 2004 resulted in a pre-tax loss of $11.8 million. Realized gains on open block investments in 2003 included $12.1 million of gains on sales of investments previously impaired and written-down in 2002 or 2003, primarily American Airlines, Dynegy Holdings, Intermedia Communications and NRG Northeast Generating. Realized gains (losses) on open block investments in 2002 consisted primarily of realized losses and writedowns on investments related to Dynegy Holdings, Green Tree Financial, National Century, NRG Northeast Generating, Trenwick Group, United Airlines, US Air and WorldCom Inc.

      Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on prevailing interest rates, the economic environment, the timing of investment sales and credit events. We use options to hedge our equity indexed products. In accounting for derivatives, we adjust our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized gain of $48.0 million in 2004, an unrealized gain of $62.9 million in 2003 and an unrealized loss of $40.0 million in 2002. In addition, we also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in an unrealized gain of $8.5 million in 2004, a gain of $26.8 million in 2003 and a loss of $5.2 million in 2002. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the equity indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change as additional expense of $35.7 million in 2004 and $65.7 million in 2003, and reduced expense of $28.8 million in 2002.

      The fair value change in options embedded within our equity indexed products and the fair value changes on our total return strategy traditional annuity contracts are being recorded at fair value. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the equity indexed products and on the trading securities that back the total return strategy products.

      Reinsurance Adjustments. Reinsurance related adjustments in 2003 consist of the release of an $8.2 million liability in conjunction with the settlement and amendment of a reinsurance arrangement and a $4.3 million true-up of pre-2003 reinsurance settlements under a reinsurance arrangement between ILIC’s open block and closed block.

      Demutualization Costs. The 2002 demutualization costs are primarily for commissions, postage and printing under a commission-free program required by ILIC’s demutualization which allowed shareholders with less than one hundred shares to redeem their shares for cash or to purchase additional shares, commission-free, to reach a holding of at least one hundred shares. Since these costs are not ongoing, they have been excluded from our segment results.

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

      Interest Expense. Interest expense increased in 2004 and 2003 as compared to the respective prior years. The increases were primarily due to interest associated with the PRIDES securities of $143.8 million issued in the second quarter of 2003.

      Income Tax Expense. The effective income tax rate for 2004 varied from the prevailing corporate rate primarily as a result of reductions in the income tax accrual and deferred tax asset valuation allowances. The accrual reduction amounting to $3.7 million in 2004 represents an overpayment of tax in prior years for which a refund is expected. There were also accrual reductions of $16.7 million in 2004, for the release of provisions originally established for potential tax adjustments which have been settled or eliminated. In addition, the deferred tax asset valuation allowance was reduced $16.4 million in 2004 as a result of the realization of capital loss carry forwards. The effective income tax rate for 2003 and 2002 varied from the prevailing corporate rate primarily due to tax exempt income.

      Discontinued Operations. In November 2003, we entered into an agreement to sell our residential financing operations. The results of the residential financing operations have been classified as discontinued operations. The sale was completed in January 2004, resulting in an after-tax gain of $3.9 million.

      Change in Accounting. Effective January 1, 2004, we adopted Statement of Position 03-1 (SOP 03-1), “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long Duration Insurance Contracts and for Separate Accounts,” resulting in the establishment of additional policy reserve liabilities for fees charged for insurance benefit features which are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years. The total effect of adopting SOP 03-1 (including reinsurance recoverables) as of January 1, 2004, amounted to a decrease of $0.8 million ($0.5 million after-tax) in net income which has been reflected as a cumulative effect of a change in accounting.

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

      The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2003 results, our life insurance subsidiaries could have paid us an estimated $77 million in dividends in 2004 without obtaining regulatory approval. Our subsidiaries paid us approximately $15 million in 2004. Based on 2004 results, our subsidiaries can pay an estimated $186 million in dividends without obtaining regulatory approval during 2005. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries.

      We generated cash flows from operating activities of $930.4 million, $394.9 million and $920.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. Operating cash flows were primarily used to increase our investment portfolio.

      We have a $200 million revolving credit facility (which we refer to as the Revolving Credit Agreement) with a syndicate of lenders. As of December 31, 2004, there was no outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance.

      On May 28, 2003, we issued $125 million of PRIDES securities and on December 15, 2004 we exchanged $185 million of aggregate original principal amount of OCEANs as previously discussed in “Item 5- Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities,” which portions are incorporated herein by reference.

      The Company has several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and buying back common stock. Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources, dividends from insurance subsidiaries and the Revolving Credit Agreement. Approximately 2.0 million shares remain available for repurchase under this program. There were 244,400 shares purchased in 2004 for $9.2 million. Holding company cash was utilized to purchase the shares.

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

Insurance Subsidiaries

      The sources of cash of our insurance subsidiaries consist primarily of premium receipts; deposits to policyowner account balances; and income from investments, sales, maturities and calls of investments and repayments of investment principal. The uses of cash are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, payment of debt, income taxes and current operating expenses. Insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

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

      In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $960 million outstanding as of December 31, 2004, consisting primarily of six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time. During 2003, a $250 million funding agreement which was placed in 1999 was terminated by us.

      We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $249 million at December 31, 2004. Separate account contractholders have no claim against the assets of the general account. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

      Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines and Topeka, ALIC and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings outstanding under these arrangements at December 31, 2004. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $12.6 million at December 31, 2004.

      The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of December 31, 2004, had a carrying value of $19.2 billion, including closed block investments.

      The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

      We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent, with an on-going level of 100 percent, of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $342.6 million and $154.6 million were on loan under the program and we were liable for cash collateral under our control of approximately $351.7 million and $158.8 million at December 31, 2004 and 2003, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.

      We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $138.2 million and none at

December 31, 2004, and 2003, respectively, and are also included in accrued expenses and other liabilities in the consolidated balance sheet.

      At December 31, 2004, the statutory capital and surplus of the insurance subsidiaries was approximately $1,046 million. Management believes that each insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

      In the future, in addition to cash flows from operations and borrowing capacity, the insurance subsidiaries may obtain their required capital from AmerUs Group Co.

Off-Balance Sheet Arrangements

Guarantee Obligations

      Certain partnership investments provide for commitments of future capital, loans or guarantees. We have obligations to make future capital contributions to various partnerships of up to $0.5 million at December 31, 2004. We also have commitments to extend credit for mortgages totaling $36.6 million at December 31, 2004. In addition, at December 31, 2004, we had loan guarantees which totaled $1.5 million. ALIC and its joint venture partner are contingently liable in the event AVLIC cannot meet its obligations. At December 31, 2004, AVLIC had statutory assets of $2,441.6 million, liabilities of $2,331.4 million and surplus of $110.2 million.

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

Summary of Contractual Obligations and Commitments

      Our contractual obligations primarily consist of amounts owed for annuity and other non-life insurance payments, notes payable, operating lease commitments, interest payable and securities lending and borrowing obligations. A summary of obligations are as follows for each of the five years ending December 31, 2004:

	Payments due by period

Obligation	Total	2005	2006	2007	2008	2009	Thereafter

	($ in thousands)
Notes payable	$571,155	$126,051	$991	$1,063	$144,891	$987	$297,172
Operating leases	18,705	6,876	5,255	5,132	872	570	—
Interest payable(1)	6,800	6,800	—	—	—	—	—
Securities lending and borrowing obligations(1)	490,756	490,756	—	—	—	—	—
Annuity and other non-life insurance payments(2)	13,820,338	1,152,357	1,854,753	1,733,327	1,447,563	1,289,027	6,343,311
Purchase obligations	—	—	—	—	—	—	—
Other liabilites	—	—	—	—	—	—	—

Total	$14,907,754	$1,782,840	$1,860,999	$1,739,522	$1,593,326	$1,290,584	$6,640,483

(1)	The obligation is included in accrued expenses and other liabilities on the consolidated balance sheet.

(2)	Represents future payments for annuities and other non-life insurance obligations. Such obligations are included in the determination of reserves and are included in policy reserves and policyowner funds on the consolidated balance sheet.

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

      Securities in our portfolio with a carrying value of approximately $1,820 million and $1,605 million at December 31, 2004 and 2003, respectively, do not have readily determinable market prices. Valuation techniques vary by security type and availability of market data. Fair values for securities which do not have a readily available market price are determined by: 1) a matrix process that uses a current market spread added to an applicable treasury rate to discount expected future cash flows applicable to the coupon rate, credit quality, industry sector and term of the investment; 2) independent third party sources or recent transactions in similar securities, or 3) internally prepared valuations incorporating standard valuation techniques. Certain market conditions that could impact the valuation of securities include credit ratings, business climate, economic environment, industry trends, and regulatory and legal risks/events, among others. All such investments are classified as available-for-sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not be realized in the event of an actual sale.

      Securities are also reviewed to identify potential impairments. In determining if and when a decline in market value below amortized cost is other-than-temporary (referred to as OTTI), we evaluate the market conditions, offering prices, trends of earnings, price multiples and other key measures for our investments in marketable equity securities and debt instruments. For fixed maturity securities, our intent and ability to hold securities is also considered. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period net income to the extent of the decline. For additional information regarding our evaluation of OTTI, see the section titled “Investments — Impairment.”

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

      To hedge equity market risk, we primarily use S&P 500 Index call options to hedge the growth in interest credited to the customer as provided by our equity indexed products. We may also use interest rate swaps or options to manage our fixed products’ risk profile. Generally, credit default swaps are coupled with a bond to synthetically create an instrument cheaper than an equivalent investment traded in the cash market.

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

Investment Strategy

      Our investment philosophy is to employ an integrated asset/liability management approach with separate investment portfolios for specific product lines, such as traditional life, universal life, equity indexed life, traditional annuities, equity indexed annuities, variable annuities and funding agreements to generate attractive risk-adjusted returns on capital. Essential to this philosophy is coordinating investments in the investment portfolio with product strategies, focusing on risk-adjusted returns and identifying and evaluating associated business risks.

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

      The following table summarizes invested assets by asset category as of December 31, 2004 and 2003:

	Invested Assets December 31,

	2004		2003

	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

	($ in millions)
Fixed maturity securities
Public	$15,147.6	79.0%	$14,094.2	78.4%
Private	2,217.2	11.5%	1,940.3	10.8%

Subtotal	17,364.8	90.5%	16,034.5	89.2%
Equity securities	92.5	0.5%	76.5	0.4%
Mortgage loans	865.7	4.5%	968.6	5.4%
Policy loans	486.1	2.5%	494.6	2.7%
Other investments	374.2	2.0%	381.0	2.1%
Short-term investments	3.0	0.0%	29.1	0.2%

Total invested assets	$19,186.3	100.0%	$17,984.3	100.0%

Fixed Maturity Securities

      The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality mortgage-backed securities (MBS) and United States government and agency obligations. As of December 31, 2004, fixed maturity securities were $17,364.8 million, or 90.5% of the carrying value of invested assets with public and private fixed maturity securities constituting $15,147.6 million, or 87.2%, and $2,217.2 million, or 12.8%, respectively, of total fixed maturity securities, respectively.

      The following table summarizes the composition of the fixed maturity securities by category as of December 31, 2004 and 2003:

	Composition of Fixed Maturity Securities
	December 31,

	2004		2003

	Carrying	%	Carrying	%
	Value	of Total	Value	of Total

	($ in millions)
U.S. government/agencies	$548.4	3.2%	$816.8	5.1%
State and political subdivisions	66.0	0.4%	67.1	0.4%
Foreign government bonds	118.6	0.7%	128.5	0.8%
Corporate bonds	12,359.0	71.2%	10,994.3	68.5%
Redeemable preferred stocks	40.2	0.2%	173.7	1.1%
Indexed debt instruments	564.7	3.3%	396.1	2.5%
Asset-backed bonds	528.1	3.0%	470.2	2.9%
Collateralized mortgage-backed securities	1,119.2	6.4%	973.0	6.1%
Mortgage-backed securities:
U.S. government/agencies	1,824.1	10.5%	1,909.2	11.9%
Non-government/agencies	196.5	1.1%	105.6	0.7%

Subtotal-MBS	2,020.6	11.6%	2,014.8	12.6%

Total	$17,364.8	100.0%	$16,034.5	100.0%

      The following table summarizes fixed maturity securities by remaining maturity as of December 31, 2004:

Remaining Maturity of Fixed Maturity Securities

	Carrying	%	Unrealized	%
	Value	of Total	Loss	of Total

	($ in millions)
Available-for-Sale
Due:
In one year or less (2005)	$526.9	3.4%	$—	0.0%
One to five years (2006-2010)	2,899.5	18.5%	4.0	8.1%
Five to 10 years (2011-2015)	6,086.8	38.9%	20.3	41.1%
10 to 20 years (2016-2025)	1,816.1	11.6%	14.2	28.7%
Over 20 years (2026 and after)	2,407.6	15.4%	7.0	14.2%

Subtotal	13,736.9	87.8%	45.5	92.1%
Mortgage-backed securities	1,909.8	12.2%	3.9	7.9%

Total	$15,646.7	100.0%	$49.4	100.0%

Held-for-Trading
Due:
In one year or less (2005)	$34.0	2.0%
One to five years (2006-2010)	441.9	25.7%
Five to 10 years (2011-2015)	320.8	18.7%
10 to 20 years (2016-2025)	492.7	28.7%
Over 20 years (2026 and after)	317.9	18.5%

Subtotal	1,607.3	93.6%
Mortgage-backed securities	110.8	6.4%

Total	$1,718.1	100.0%

      The portfolio of investment grade fixed maturity securities is diversified by number and type of issuers. As of December 31, 2004, investment grade fixed maturity securities included the securities of 903 issuers, with 2,656 different issues of securities. No non-government/agency issuer represents more than 1% of investment grade fixed maturity securities.

      Below-investment grade fixed maturity securities as of December 31, 2004, included the securities of 322 issuers representing 7.0% of total invested assets, with the largest being a $29.9 million investment.

      As of December 31, 2004, 83.5% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s rating equivalents, of fixed maturity securities as of December 31, 2004:

Fixed Maturity Securities By NAIC Designation

		Public		Private		Total

NAIC		Carrying	% of	Carrying	% of	Carrying	% of
Designation	Standard & Poor’s Equivalent Designation	Value	Total	Value	Total	Value	Total

		($ in millions)
1	A- or higher	$9,643.2	63.7%	$1,134.2	51.1%	$10,777.4	62.1%
2	BBB- to BBB+	4,274.0	28.2%	968.8	43.7%	5,242.8	30.2%

Total investment grade		13,917.2	91.9%	2,103.0	94.8%	16,020.2	92.3%

3	BB- to BB+	779.4	5.1%	72.4	3.3%	851.8	4.9%
4	B- to B+	424.8	2.8%	36.0	1.6%	460.8	2.6%
5 & 6	CCC+ or lower	26.2	0.2%	5.8	0.3%	32.0	0.2%

Total below investment grade		1,230.4	8.1%	114.2	5.2%	1,344.6	7.7%

Total		$15,147.6	100.0%	$2,217.2	100.0%	$17,364.8	100.0%

      The following table summarizes fixed maturity securities by Standard & Poor’s or equivalent rating, including unrealized losses, at December 31, 2004:

Fixed Maturity Securities by Standard & Poor’s or Equivalent Rating

NAIC		Carrying	% of	Unrealized	% of
Designation	Standard & Poor’s Equivalent Designation	Value	Total	Loss	Total

		($ in millions)
1	A- or higher	$10,777.4	62.1%	$34.0	68.8%
2	BBB- to BBB+	5,242.8	30.1%	10.9	22.1%

Total investment grade		16,020.2	92.2%	44.9	90.9%

3	BB- to BB+	851.8	4.9%	2.4	4.9%
4	B- to B+	460.8	2.7%	1.8	3.6%
5 & 6	CCC+ or lower	32.0	0.2%	0.3	0.6%

Total below investment grade		1,344.6	7.8%	4.5	9.1%

Total		$17,364.8	100.0%	$49.4	100.0%

      MBS investments are mortgage-related securities including collateralized mortgage obligations (CMOs) and pass-through mortgage securities. Asset-backed securities are both residential and non-residential including exposure to home equity loans, home improvement loans, manufactured housing loans as well as securities backed by loans on automobiles, credit cards, and other collateral or collateral bond obligations. As of December 31, 2004, asset-backed residential mortgages totaled $259.9 million or 1.4% of total invested assets. As of December 31, 2004, residential mortgage pass-through and CMOs totaled $2,020.6 million or 10.5% of total invested assets. As of December 31, 2004, $1,824.1 million or 90.3% of MBS were from government sponsored enterprises. Other MBS were $196.5 million or 9.7% of MBS as of December 31, 2004. Management believes that the quality of assets in the MBS portfolio is generally high, with 99.5% of such assets representing agency backed or “AAA” rated securities. Collateralized mortgage backed securities (or CMBS) totaled $1,119.2 million or 5.8% of total invested assets as of December 31, 2004.

Derivatives

      Interest rate swaps and options are primarily used to reduce exposure to changes in interest rates and to manage duration mismatches. Call options are primarily used to hedge equity indexed products. Credit default swaps are coupled with a bond to synthetically create an investment cheaper than the equivalent instrument traded in the cash market. Although we are subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. We only enter into transactions with counterparties rated at least “AA” or for which a collateral agreement is in place. We are also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged. The notional principal amounts of the swaps and options, which represent the extent of our involvement in such contracts but not the risk of loss, at December 31, 2004, amounted to $4,097.6 million. The interest rate swaps had a carrying value of a net receivable position of $0.4 million at December 31, 2004. The credit default swaps had a carrying value of a net receivable position of $0.5 million at December 31, 2004. The carrying value of options amounted to $160.0 million at December 31, 2004. For each of these derivatives, the carrying value is equal to fair value as of December 31, 2004. The derivatives are reflected as other investments on the consolidated financial statements. The net amount payable or receivable from interest rate and credit default swaps are accrued as an adjustment to interest income. Effective October 1, 2003, we adopted DIG Issue B36. See note 4 to the consolidated financial statements for further discussion of the impact of adopting DIG B36.

Mortgage Loans

      As of December 31, 2004, mortgage loans in the investment portfolio were $865.7 million, or 4.5% of the aggregate carrying value of invested assets. As of December 31, 2004, commercial mortgage loans and residential mortgage loans comprised 99.9% and 0.1%, respectively, of total mortgage loans. Commercial mortgage loans consist primarily of fixed-rate mortgage loans. As of December 31, 2004, we held 713 individual commercial mortgage loans with an average balance of $1.2 million.

      As of December 31, 2004, there were no loans in the loan portfolio classified as delinquent or in foreclosure. As of the same date, there were no loans classified as restructured. During 2004, we had three foreclosures.

Other

      As previously discussed in Liquidity and Capital Resources, we participate in a securities lending program and also securities borrowing arrangements.

      We held $486.1 million of policy loans on individual insurance products as of December 31, 2004. Policy loans are permitted to the extent of a policy’s contractual limits and are fully collateralized by policy cash values. As of December 31, 2004, we held equity securities of $92.5 million of which the largest holding was Federal Home Loan Bank common stock totaling $62.4 million.

      We held $377.2 million of other invested assets (including short-term investments) on December 31, 2004. Other invested assets consist primarily of our Ameritas Joint Venture investment, various other joint ventures and limited partnership investments and derivatives.

Structured Securities Arrangements

      We hold investments in indexed debt instruments (IDIs) in which the principal is initially partially defeased by an obligation of a third party financial institution (institution) collateralized by U.S. Treasuries which will accrete to 50% of the original principal amount of the IDIs at maturity. The balance of the principal amount due at maturity is subject to a dynamic defeasance mechanism, which should provide a return of the initial investment. The instruments issued by the institutions are linked to the performance of a hedge fund or fund of funds. The annual income on these investments will be equal to the quarterly distribution of the hedge fund or fund of funds plus the change in the present value of anticipated distributions to be received at maturity and will be included in net investment income. Over the life of the IDIs, the income will be a function of the cumulative performance of the linked hedge fund or fund of funds and the return on any defeased portion of the investment. The quarterly distribution paid, if any, reduces the amount of future participation in the performance of the linked hedge fund or fund of funds. At maturity, the Company will take delivery of the referenced hedge fund interests and cash or U.S. Treasuries equal to the portion of the instruments that have been defeased, the total of which should equal or exceed the instruments’ principal amount. The investment purpose of these instruments is to enable the Company to obtain the return as if they had invested in hedge funds or fund of funds with dynamic principal protection. The instruments as of December 31, 2004 carried an A rating or better by Fitch. The carrying value of IDIs was $564.7 million and $396.1 million at December 31, 2004 and 2003, respectively.

Impairments

      Our evaluation of OTTI’s for fixed income securities follows a three-step process: 1) screen and identify; 2) assess and document; 3) recommend and approve. In identifying potential OTTI’s, we screen for all securities that have a fair value less than 80% of amortized cost. In addition, we monitor securities for general credit issues that have been identified and included on a watch list which may result in the potential impairment list including other securities that have a fair value at or greater than 80% of amortized cost. For asset backed securities, an impairment loss is established if the fair value of the security is less than amortized cost and there is an adverse change in estimated cash flows from the cash flows previously projected.

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

      If the determination is that the security is OTTI, it is written down to fair value. The write-down is reviewed and approved by senior management. The difference between amortized cost and fair value is charged to net income.

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

      The following table lists material investment impairments exceeding $3 million in 2004, 2003 and 2002. The write-downs occurred due to creditor and/or issue specific circumstances.

Material Impairments

	Impairment Loss		Impact on Other
General Description	($ in millions)	Circumstances	Material Investments

2004
Major US Airline	$3.0	High probability of restructuring and threat of bankruptcy	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
2003
Major US Airline	$11.6	High probability of restructuring and threat of bankruptcy	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
Merchant Energy Generator	3.6	High probability of restructuring and threat of bankruptcy	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
2002
Large telecommunication company	$17.7	Materially inaccurate financial statements and imminent default or bankruptcy	Credit specific issues with no impact on other material investments
Securitized medical receivables	14.5	Materially inaccurate financial statements and default event	Alleged credit specific fraud and default issues with no impact on other material investments
Merchant energy generator and distributor	11.3	Significant off-balance sheet liabilities and high probability of a restructuring	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
Collateralized Debt Obligation	8.0	Adverse change in cash flows on underlying portfolios	Specific collateral and structure issues with no impact on other material investments
Property and casualty insurance company	7.7	Rating downgrade and announced suspension of interest payments	Credit specific issues with no impact on other material investments
Merchant energy generator	7.4	Default on interest payment	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
Securitized manufactured housing loans	7.2	Suspension of guarantee payments related to manufactured housing	Credit specific issues with no impact on other material investments
Major US airline	5.7	Bankruptcy and lease rejection	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
Northeast electric energy generator	3.4	Default on interest payment	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down

      The following tables present unrealized losses for fixed maturity securities at December 31, 2004 and 2003 by investment category and industry sector:

Composition of Fixed Maturity Securities

	December 31, 2004

	Carrying		Unrealized
	Value	% Total	Losses	% Total

	($ in millions)
U.S. government/agencies	$548.4	3.2%	$1.2	2.4%
State and political subdivisions	66.0	0.4%	0.7	1.4%
Foreign government bonds	118.6	0.7%	0.1	0.2%
Corporate bonds	12,359.0	71.2%	29.1	59.0%
Redeemable preferred stocks	40.2	0.2%	—	—
Indexed debt instruments	564.7	3.3%	9.0	18.2%
Asset-backed bonds	528.1	3.0%	1.2	2.4%
Collateralized mortgage-backed securities	1,119.2	6.4%	4.2	8.5%
Mortgage-backed securities:
U.S. government/agencies	1,824.1	10.5%	3.6	7.3%
Non-government	196.5	1.1%	0.3	0.6%

Subtotal-MBS	2,020.6	11.6%	3.9	7.9%

Total	17,364.8	100.0%	49.4	100.0%

	December 31, 2003

	Carrying		Unrealized
	Value	% Total	Losses	% Total

	($ in millions)
U.S. government/agencies	$816.8	5.1%	$1.7	1.4%
State and political subdivisions	67.1	0.4%	1.4	1.2%
Foreign governments	128.5	0.8%	0.3	0.2%
Corporate bonds	10,994.3	68.5%	57.8	48.7%
Redeemable preferred stocks	173.7	1.1%	37.1	31.3%
Indexed debt instruments	396.1	2.5%	8.3	7.0%
Asset-backed bonds	470.2	2.9%	1.5	1.2%
Collateralized mortgage-backed securities	973.0	6.1%	2.7	2.3%
Mortgage-backed securities:
U.S. government/agencies	1,909.2	11.9%	7.9	6.7%
Non-government	105.6	0.7%	—	—

Subtotal-MBS	2,014.8	12.6%	7.9	6.7%

Total	16,034.5	100.0%	118.7	100.0%

	December 31, 2004

	Carrying		Unrealized
	Value	% Total	Loss	% Total

	($ in millions)
Basic industry	$916.9	5.3%	$2.9	5.9%
Capital goods	902.3	5.2%	1.4	2.8%
Communications	1,304.2	7.5%	2.9	5.9%
Consumer cyclical	1,247.6	7.2%	2.1	4.3%
Consumer non-cyclical	1,691.2	9.7%	4.5	9.1%
Energy	1,059.9	6.1%	1.3	2.6%
Technology	229.0	1.3%	0.7	1.4%
Transportation	539.7	3.1%	2.3	4.7%
Industrial other	146.9	0.9%	0.4	0.8%
Utilities	1,795.0	10.3%	4.5	9.1%
Financial institutions	2,704.5	15.6%	14.3	28.9%

Subtotal	12,537.2	72.2%	37.3	75.5%
Other	4,827.6	27.8%	12.1	24.5%

Total	$17,364.8	100.0%	$49.4	100.0%

	December 31, 2003

	Carrying		Unrealized
	Value	% Total	Loss	% Total

	($ in millions)
Basic industry	$756.0	4.7%	$5.6	4.7%
Capital goods	865.0	5.4%	4.0	3.4%
Communications	1,124.7	7.0%	8.6	7.2%
Consumer cyclical	981.5	6.1%	2.3	1.9%
Consumer non-cyclical	1,701.8	10.6%	7.5	6.3%
Energy	965.5	6.0%	2.3	1.9%
Technology	245.7	1.5%	0.6	0.5%
Transportation	462.7	2.9%	5.9	5.0%
Industrial other	154.5	1.0%	0.4	0.3%
Utilities	1,548.0	9.7%	12.0	10.1%
Financial institutions	2,427.9	15.2%	52.0	44.0%

Subtotal	11,233.3	70.1%	101.2	85.3%
Other	4,801.2	29.9%	17.5	14.7%

Total	$16,034.5	100.0%	$118.7	100.0%

      The following table provides a summary of unrealized losses for fixed maturity securities which identifies the length of time the securities have continually been in an unrealized loss position as of December 31, 2004 and 2003:

AFS Unrealized Loss as a Percentage of Amortized Cost

	December 31, 2004

	($ in millions)

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Total Temporarily Impaired Securities:
Corporate bonds	$1,094.3	$8.5	$396.1	$7.7	$379.8	$12.9	$1,870.2	$29.1
U.S. government bonds	37.0	0.2	47.4	1.0	0.4	—	84.8	1.2
State and political subdivisions	—	—	1.5	—	18.0	0.7	19.5	0.7
Foreign government bonds	12.4	—	1.9	—	0.2	—	14.5	—
Asset-backed bonds	75.8	0.2	49.5	0.9	5.5	0.1	130.8	1.2
Collateralized mortgage-backed securities	257.6	2.4	76.6	1.6	8.5	0.3	342.7	4.3
Mortgage-backed securities	287.3	1.0	115.4	1.5	104.6	1.5	507.3	4.0
Indexed debt instruments	—	—	242.5	2.5	239.5	6.5	482.0	9.0
Equity securities	0.3	0.2	—	—	—	—	0.3	0.2
Short-term investments	12.9	—	—	—	—	—	12.9	—

Total	$1,777.6	$12.5	$930.9	$15.2	$756.5	$22.0	$3,465.0	$49.7

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Less Than 20% Loss Position:
Corporate bonds	$1,094.3	$8.5	$396.1	$7.7	$375.7	$11.8	$1,866.1	$28.0
U.S. government bonds	37.0	0.2	47.4	1.0	0.4	—	84.8	1.2
State and political subdivisions	—	—	1.5	—	18.0	0.7	19.5	0.7
Foreign government bonds	12.4	—	1.9	—	0.2	—	14.5	—
Asset-backed bonds	75.8	0.2	49.5	0.9	5.5	0.1	130.8	1.2
Collateralized mortgage-backed securities	257.6	2.4	76.6	1.6	8.5	0.3	342.7	4.3
Mortgage-backed securities	287.3	1.0	115.4	1.5	104.6	1.5	507.3	4.0
Indexed debt instruments	—	—	242.5	2.5	239.5	6.5	482.0	9.0
Short-term investments	12.9	—	—	—	—	—	12.9	—

Total	$1,777.3	$12.3	$930.9	$15.2	$752.4	$20.9	$3,460.6	$48.4

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized		unrealized
	value	loss	value	loss	value	loss	Fair value	loss

20%-50% Loss Position:
Corporate bonds	$—	$—	$—	$—	$4.1	$1.1	$4.1	$1.1
Equity securities	0.3	0.2	—	—	—	—	0.3	0.2

Total	$0.3	$0.2	$—	$—	$4.1	$1.1	$4.4	$1.3

      There are no securities that were in more than a 50% loss position at December 31, 2004.

AFS Unrealized Loss as a Percentage of Amortized Cost

	December 31, 2003

	($ in millions)

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Total Temporarily Impaired Securities:
Corporate bonds	$1,618.3	$31.3	$275.5	$15.8	$118.0	$10.6	$2,011.8	$57.7
U.S. government bonds	156.5	1.7	0.4	—	—	—	156.9	1.7
State and political subdivisions	18.8	1.4	—	—	—	—	18.8	1.4
Foreign government bonds	51.2	0.3	—	—	1.3	—	52.5	0.3
Asset-backed bonds	74.1	0.5	4.6	—	18.5	1.0	97.2	1.5
Collateralized mortgage-backed securities	227.9	2.7	—	—	—	—	227.9	2.7
Mortgage-backed securities	598.1	5.2	135.8	2.7	0.2	—	734.1	7.9
Indexed debt instruments	240.9	3.7	157.6	4.6	—	—	398.5	8.3
Redeemable preferred stock	—	—	—	—	104.6	37.1	104.6	37.1
Equity securities	—	—	0.8	0.2	0.3	0.2	1.1	0.4
Short-term investments	3.7	—	—	—	—	—	3.7	—

Total	$2,989.5	$46.8	$574.7	$23.3	$242.9	$48.9	$3,807.1	$119.0

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Less Than 20% Loss Position:
Corporate bonds	$1,618.3	$31.3	$275.5	$15.8	$109.8	$8.2	$2,003.6	$55.3
U.S. government bonds	156.5	1.7	0.4	—	—	—	156.9	1.7
State and political subdivisions	18.8	1.4	—	—	—	—	18.8	1.4
Foreign government bonds	51.2	0.3	—	—	1.3	—	52.5	0.3
Asset-backed bonds	74.1	0.5	4.6	—	18.5	1.0	97.2	1.5
Collateralized mortgage-backed securities	227.9	2.7	—	—	—	—	227.9	2.7
Mortgage-backed securities	598.1	5.2	135.8	2.7	0.2	—	734.1	7.9
Indexed debt instruments	240.9	3.7	157.6	4.6	—	—	398.5	8.3
Equity securities	—	—	0.8	0.2	—	—	0.8	0.2
Short-term investments	3.7	—	—	—	—	—	3.7	—

Total	$2,989.5	$46.8	$574.7	$23.3	$129.8	$9.2	$3,694.0	$79.3

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

20%-50% Loss Position:
Corporate bonds	$—	$—	$—	$—	$8.2	$2.4	$8.2	$2.4
Redeemable preferred stock	—	—	—	—	104.6	37.1	104.6	37.1
Equity securities	—	—	—	—	0.3	0.2	0.3	0.2

Total	$—	$—	$—	$—	$113.1	$39.7	$113.1	$39.7

      There are no securities that were in more than a 50% loss position at December 31, 2003.

      There were no individual material securities with unrealized losses exceeding $3 million at December 31, 2004. The following table identifies the type, carrying value and unrealized loss of individual material securities with unrealized losses exceeding $3 million at December 31, 2003:

Material Unrealized Losses

	Year Ended
	December 31, 2003

	Market	Unrealized
General Description	Value	Loss

	($ in millions)
Government Sponsored Entity	$313.0	$3.5
Government Sponsored Entity	355.0	3.5

      In addition to the above listing, at December 31, 2004 and 2003, securities with a market value of $482.0 million and $500.7 million and unrealized loss position of $9.0 million and $45.4 million, respectively, were principal protected. These securities included underlying holdings that provided for a return of principal through maturity of zero coupon bonds from a highly rated issuer or a principal guarantee from a highly rated company. These securities along with the securities in the above listing of unrealized losses did not meet the criteria as described in our other-than-temporary process for impairment determination. As a result, there was no realized loss for these securities. Unrealized gains or losses may not represent future gains or losses that will be realized. These unrealized gains or losses are subject to fluctuation, reflective of such things as volatile financial markets, interest rate movements, credit spread changes and sale decisions.

      The following table presents, for securities sold during 2004, 2003 and 2002, the amount of material losses exceeding $3 million recorded and the fair value at the sales date:

Material Realized Losses

	Year Ended December 31, 2004

			Time in	Time in
	Proceeds/	Realized	Months Below	Months< 80%
General Description	Market Value	Loss on Sale	Book	of Book

	($ in millions)
Equity Indexed Notes	$108.1	$35.6	Over 12 months	Over 12 months
Global Communications Service Provider	29.5	5.1	7 to 12 months	7 to 12 months

	Year Ended December 31, 2003

			Time in	Time in
	Proceeds/	Realized	Months Below	Months< 80%
General Description	Market Value	Loss on Sale	Book	of Book

	($ in millions)
US Treasury	$1,082.6	$9.9	6 months or less	6 months or less
Securitized manufactured housing loans	31.8	6.3	Over 12 months	7 to 12 months
Collateralized debt obligation	136.3	5.7	Over 12 months	6 months or less
Government sponsored entity	860.7	5.5	6 months or less	6 months or less
Foreign oil revenue financing entity	49.4	4.4	7 to 12 months	6 months or less
Major United States airline	49.4	4.2	Over 12 months	6 months or less
Collateralized debt obligation	31.7	4.1	6 months or less	6 months or less
Aircraft securitization	25.7	4.0	Over 12 months	7 to 12 months
Electric generator	20.3	4.0	7 to 12 months	6 months or less
Natural gas supplier	42.3	3.9	7 to 12 months	6 months or less
Healthcare service provider	20.3	3.8	7 to 12 months	6 months or less
Major United States airline	21.5	3.7	Over 12 months	6 months or less
Major United States airline	17.0	3.4	Over 12 months	7 to 12 months
Government sponsored entity	493.3	3.3	6 months or less	6 months or less

	Year Ended December 31, 2002

			Time in	Time in
	Proceeds/	Realized	Months Below	Months< 80%
General Description	Market Value	Loss on Sale	Book	of Book

	($ in millions)
Large telecommunications company	$2.6	$17.8	6 months or less	6 months or less
Securities manafactured housing loans	2.5	9.6	Over 12 months	6 months or less
Multinational energy transmissions distributor	4.6	7.4	Over 12 months	7 to 12 months
Media conglomerate	24.4	6.6	7 to 12 months	6 months or less
US Treasury	619.3	6.3	6 months or less	6 months or less
Independent power producer	4.0	6.0	Over 12 months	7 to 12 months
Large telecommunications company	28.0	5.4	Over 12 months	7 to 12 months
Canadian telecommunications company	18.1	5.2	7 to 12 months	6 months or less
Telecommunications company	0.9	4.1	Over 12 months	7 to 12 months
Energy pipeline company	8.4	3.9	7 to 12 months	6 months or less
Energy pipeline company	12.4	3.7	6 months or less	6 months or less
Merchant energy generator/distributor	6.4	3.5	7 to 12 months	6 months or less
Energy pipeline company	6.9	3.1	6 months or less	6 months or less

      The decision to sell certain securities within the overall context of our portfolio management strategies can result in losses as previously shown. This may include required exposure reductions due to internal credit limits, total rate of return strategies, capital reserve objectives, asset allocation decisions and hedging activities. However, no decisions have been made as of December 31, 2004, which result in material losses.

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

      We have developed an asset/liability management approach with separate investment portfolios for major product lines such as traditional life, universal life, equity indexed life, traditional annuities, equity indexed annuities, variable annuities and funding agreements. Investment strategies have been established based on the specific characteristics of each product line. The portfolio investment strategies establish asset duration, quality and other guidelines. Analytical systems are utilized to establish an optimal asset mix for each line of business. We seek to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

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

Federal Income Tax Matters

      Generally, AmerUs Group and our non-life subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns, except for ILIC and Bankers Life which together began filing a consolidated tax return in 2002. The separate return method is used to compute the provision for allocating federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

Emerging Accounting Matters

SOP 03-1

      Effective January 1, 2004, the Company adopted Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Insurance Contracts and for Separate Accounts,” (SOP 03-1) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of SOP 03-1 resulted in establishing additional policy reserve liabilities for fees charged for insurance benefit features which are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years. The total effect of adopting SOP 03-1 (including reinsurance recoverables) as of January  1, 2004, amounted to a decrease of $0.8 million ($0.5 million after-tax) in net income which has been reflected as a cumulative effect of a change in accounting. The basic and diluted earnings per common share for the change in accounting amounted to $0.01 for 2004.

      In addition, the adoption of SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements. There was no change to the Company’s method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheet and the related amortization expense is included in policyowner benefits in the consolidated statement of income. Prior to 2004, the capitalized costs were included in DAC and the amortization expense was included in the amortization of DAC. The 2003 amounts have been reclassified to conform with the 2004 presentation.

EITF 03-1

      In March 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. EITF 03-1 indicated that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until its value recovers. EITF 03-1 was to be effective for reporting periods beginning after June 15, 2004; however, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide further guidance on this topic.

EITF 04-8

      In September 2004, the EITF reached a final consensus on Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (EITF 04-8). EITF 04-8 requires that contingently convertible debt be included in diluted earnings per share, if dilutive, regardless of whether the market price trigger has been met. The EITF is effective for periods ending after December  15, 2004 with the determination of the dilutive effect upon adoption to be based on the form of the instrument as it existed at the end of the quarter of adoption. This EITF applied to our OCEANs. During the fourth quarter of 2004, we exchanged the OCEANs which changed the security’s conversion provisions. Previously, the OCEANs were to all be converted to shares of our common stock; however, the exchanged OCEANs provide for cash to be paid equal to the accreted principal value and shares of our common stock issued for the conversion value in excess of the accreted principal amount. We applied the restatement provisions of EITF 04-8 based on the new form of the exchanged OCEANs which resulted in no change in previously reported diluted earnings per share for 2002 or 2003.

FSP 97-1

      In June 2004, the FASB issued Financial Staff Position FAS 97-1, “Situations in Which Paragraphs of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability,” (FSP 97-1). FSP 97-1 clarifies that SOP 03-1 did not restrict the recording of a liability for unearned revenue as defined in accordance with paragraphs 17(b) and 20 of SFAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” to only those situations where profits are followed by expected losses. FSP 97-1 was effective for periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have an effect on our consolidated financial position or results of operations in 2004.

FSP 106-2

      In May 2004, the FASB issued Financial Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” (FSP 106-2). FSP 106-2 requires sponsors of a post-retirement health care plan that provides retiree prescription drug benefit to reflect the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) in determining post-retirement benefit cost for the first annual or interim period beginning after June 15, 2004. We have determined that the drug benefits provided under our post-retirement benefits program for Medicare eligible retirees are not actuarially equivalent to the benefit established by the Medicare Act, and therefore we will not be eligible to receive the federal subsidy. As a result, there was no effect on our consolidated financial position or results of operations in 2004.

SFAS 123R

      In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The statement is effective in the first interim or annual period beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. We continue to evaluate the impacts and timing of adopting SFAS 123R. We currently disclose the pro forma impacts of recognizing fair value as permitted by SFAS 123 in note 1 to the consolidated financial statements. That disclosure reflects our estimate of 2004 expense for share-based payments of approximately $4.0 million (after-tax).

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

      The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at December 31, 2004. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

Expected Cash Flows

							Expected
							Cash	Fair
	2005	2006	2007	2008	2009	Thereafter	Flows	Value

Fixed maturity securities available-for-sale	$1,119	$903	$1,080	$1,180	$931	$9,888	$15,101	$15,647
Average interest rate	6.3%	6.5%	6.3%	5.9%	6.0%	5.8%
Fixed maturity securities held for trading purposes	$142	$128	$199	$248	$254	$747	$1,718	$1,718
Average interest rate	3.4%	3.1%	3.3%	3.0%	2.2%	3.7%
Mortgage loans	$55	$59	$56	$69	$65	$562	$866	$910
Average interest rate	7.3%	7.4%	7.4%	7.3%	7.3%	7.1%

Total	$1,316	$1,090	$1,335	$1,497	$1,250	$11,197	$17,685	$18,275

      In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 62% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 8.6 years.

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

      Our use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swaps, options and futures. These instruments, viewed separately, subject us to varying degrees of market and credit risk. However when used for hedging, the expectation is that these instruments would reduce overall market risk. Credit risk arises from the possibility that counterparties may fail to perform under the terms of the contracts. See note 4 of the consolidated financial statements for additional information about our derivative positions.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page F-1 herein.

      Additional financial statement schedules begin on page S-1. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Based upon their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are effective for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under such act.

(b)	There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

      The management of AmerUs Group Co. is responsible for establishing and maintaining adequate internal control over financial reporting as described in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in conformity with accounting principles generally accepted in the United States.

      As of December 31, 2004, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2004 based on those criteria.

      Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

AmerUs Group Co.

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AmerUs Group Co. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerUs Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that AmerUs Group Co. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AmerUs Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of AmerUs Group Co. and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa

February 25, 2005

ITEM 9B.	OTHER INFORMATION

      None.

PART III

      The Notice of 2005 Annual Meeting of Shareholders and Proxy Statement (the Proxy Statement), which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Information concerning directors of AmerUs Group Co. appears in the Proxy Statement, under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b)	For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under “Executive Officers of the Company.”

(c)	Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

(d)	Information concerning the identification of the audit committee and the audit committee financial expert appears in the Proxy Statement, under “Board and Corporate Governance Matters.” This portion of the Proxy Statement is incorporated herein by reference.

(e)	Information describing any material changes to the procedures by which security holders may recommend nominees to the board of directors appears in the Proxy Statement, under “Board and Corporate Governance Matters.” This portion of the Proxy Statement is incorporated herein by reference.

(f)	For information with respect to the Company’s code of ethics that applies to the principal executive officer, principal financial officer, and principal accounting officer, see Part I of this Annual Report on Form 10-K, under “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION.

      Information with respect to executive compensation appears in the Proxy Statement, under “Executive Compensation and Related Information.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Information with respect to security ownership of certain beneficial owners and management and related stockholder matters appears in the Proxy Statement, under “Beneficial Ownership of Common Stock” and “Executive Compensation and Related Information.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information with respect to certain relationships and related transactions appears in the Proxy Statement, under “Certain Transactions and Relationships.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Information with respect to principal accounting fees and services appears in the Proxy Statement, under “Report of the Audit Committee of the Board of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      1. Financial Statements. Reference is made to the Index on page F-1 of the report.

      2. Financial Statement Schedules. Reference is made to the Index on page S-1 of the report.

      3. Exhibits. Reference is made to the Index to Exhibits on page 61 of the report.

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.2	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.5	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.8	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.9	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.10	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, files as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, dated August 6, 2004 is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-Q, dated August 6, 2004, is hereby incorporated by reference.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

Exhibit
No.	Description

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.4	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.5	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.6	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.8	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.9	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.10	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.11	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.12	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.13	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.14	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.15	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.16	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.17	Indenture dated as of December 15, 2004 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on Form 8-K, dated December 15, 2004, is hereby incorporated by reference.

Exhibit
No.	Description

4.18	Form of Optionally Convertible Equity-Linked Accreting Note (OCEANsSM) due March 6, 2032, filed as Exhibit 4.2 on Form 8-K, dated December 15, 2004, is hereby incorporated by reference.

10.1	Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.

10.2	Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.3	AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.

10.4	Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.5	AmerUs Life Insurance Company Performance Share Plan, filed as Exhibit 10.10 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.6	AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.7	AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.8	Form of Indemnification Agreement executed with directors and certain named executive officers, filed as Exhibit 10.33 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.9	AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.

10.10	Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.

10.11	Form of Reimbursement Agreement, dated February 15, 1999, among AmerUs Life Holdings, Inc. and certain named executive officers, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.

10.12	1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.

10.13	Irrevocable Standby Letter of Credit Application and Terms Agreement, dated February 1, 2000, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

10.14	Investment Advisory Agreements, dated as of February 18, 2000, by and between Indianapolis Life Insurance Company, Bankers Life Insurance Company of New York, IL Annuity and Insurance Company and AmerUs Capital Management Group, Inc. filed as Exhibits 10.1,10.3, 10.4 and 10.2, respectively, to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, are hereby incorporated by reference.

10.15	Advance, Pledge and Security Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.48 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.16	Institutional Custody Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.49 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

Exhibit
No.	Description

10.17	Line of Credit Application, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.50 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.18	Agreement for Advances, Pledge and Security Agreement, dated March 12, 1992, by and between Central Life Assurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.19	Agreement for Advances, Pledge and Security Agreement, dated September 1, 1995, by and between American Vanguard Life Insurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.54 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.20	AmerUs Group Co. 2000 Stock Incentive Plan, dated November 15, 2000, filed as Exhibit 99.9 to the registration statement of AmerUs Group Co. on Form S-8, Registration Number 333-50030, is hereby incorporated by reference.

10.21	Credit Agreement dated December 8, 2003, among AmerUs Group Co., Various Lending Institutions, the Bank of New York, Bank One, NA, Fleet National Bank and Mellon Bank, N.A. as Co-Syndication Agents and J P Morgan Chase Bank as Administrative Agent, filed as Exhibit 10.29 on Form 10-K dated March 12, 2004 is hereby incorporated by reference.

10.22	Consent dated as of March 15, 2002, among AmerUs Group Co., the lending institutions party hereto, The Bank of New York, Mellon Bank N.A. and Fleet National Bank as Co-Arrangers and JPMorgan Chase Bank as Administrative Agent and Co-Arranger, filed as Exhibit 10.36 on Form 10-Q dated May 14, 2002, is hereby incorporated by reference.

10.23	Amendment No. 1 to Joint Venture Agreement, dated April 1, 2002, by and between Ameritas Life Insurance Corp. and AmerUs Life Insurance Company filed as Exhibit 10.37 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.

10.24	Distribution Commitment Agreement for Variable Business, dated April 1, 2002, by and between AmerUs Group Co. and Ameritas Variable Life Insurance Company filed as Exhibit 10.38 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.

10.25	Amendment No. 4 to Facility Agreement dated February 12, 1999 by and among AmerUs Group Co. and Bank One, NA (f/k/a The First National Bank of Chicago), dated June 30, 2002 filed as Exhibit 10.39 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.

10.26	Employment Agreement, dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investors Group, Inc. and American Investors Sale Group, Inc. filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.

10.27	First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and AmerUs Life Holdings, Inc., filed as Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.

10.28	All*AmerUs Supplemental Executive Retirement Plan filed as Exhibit 4.3 to the registration statement on Form S-8, Registration Number 333-101961, is hereby incorporated by reference.

10.29	Form of Supplemental Benefit Agreement, dated February 3, 2003, among AmerUs Group Co. and certain named executive officers, filed as Exhibit 10.1 on Form 10-Q dated May 15, 2003 is hereby incorporated by reference.

10.30	Tax Allocation and Indemnification Agreement dated as of July 1, 2000, filed as Exhibit 10.2 on Form 10-Q dated May 15, 2003 is hereby incorporated by reference.

10.31	AmerUs Group Co. 2003 Stock Incentive Plan as amended, filed as Exhibit 10.43 on Form 10-K dated March 12, 2004 is hereby incorporated by reference.

10.32	AmerUs Group Co. MIP Deferral Plan, filed as Exhibit 4.3 on Form S-8 dated June 27, 2003, is hereby incorporated by reference.

Exhibit
No.		Description

10.33		Form of Stock Option Agreement for Employees Award Plan, dated February 11, 2005, filed as Exhibit 99.1 on Form 8-K dated February 17, 2005 is hereby incorporated by reference.

10	.34*	Amended and Restated All*AmerUs Excess Benefit Plan.

10	.35*	Post-Retirement Consulting and Noncompetition Agreement between AmerUs Group Co. and Roger K. Brooks effective December 31, 2005.

11	.1*	Statement Re: Computation of Per Share Earnings is included in note 17 to the consolidated financial statements.

12*		Computation of Ratios of Earnings to Fixed Charges.

20.1		Offering Circular dated November 16, 2004, to Exchange Optionally Convertible Equity-Linked Accreting Notes (OCEANsSM) filed as Exhibit 20.1 on Form 8-K, dated December 15, 2004, is hereby incorporated by reference.

21	.1*	List of Subsidiaries of the Registrant.

23	.1*	Consent of Ernst & Young LLP.

31	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

32	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	included herein

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERUS GROUP CO.

/s/ ROGER K. BROOKS

Roger K. Brooks
Chairman and Chief Executive Officer

Date: March 7, 2005

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROGER K. BROOKS Roger K. Brooks	Chairman and Chief Executive Officer (principal executive officer) and Director	March 7, 2005

/s/ THOMAS C. GODLASKY Thomas C. Godlasky	President and Chief Operating Officer and Director	March 7, 2005

/s/ MELINDA S. URION Melinda S. Urion	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 7, 2005

/s/ BRENDA J. CUSHING Brenda J. Cushing	Senior Vice President and Controller (principal accounting officer)	March 7, 2005

John R. Albers	Director

/s/ DAVID A. ARLEDGE David A. Arledge	Director	March 7, 2005

/s/ ALECIA A. DECOUDREAUX Alecia A. DeCoudreaux	Director	March 7, 2005

/s/ THOMAS F. GAFFNEY Thomas F. Gaffney	Director	March 7, 2005

Louis A. Holland	Director

/s/ JOHN W. NORRIS, JR. John W. Norris, Jr.	Director	March 7, 2005

Ward M. Klein	Director

/s/ ANDREW J. PAINE, JR. Andrew J. Paine, Jr.	Director	March 7, 2005

/s/ JACK C. PESTER Jack C. Pester	Director	March 7, 2005

Heidi L. Steiger	Director

/s/ STEPHEN STROME Stephen Strome	Director	March 7, 2005

/s/ JOHN A. WING John A. Wing	Director	March 7, 2005

/s/ F. A. WITTERN, JR. F. A. Wittern, Jr.	Director	March 7, 2005

AMERUS GROUP CO.

      Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

AmerUs Group Co.

      We have audited the accompanying consolidated balance sheets of AmerUs Group Co. as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerUs Group Co. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AmerUs Group Co.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

      As described in note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for certain non-traditional long-duration insurance contracts, in 2003 the Company changed its method of accounting for embedded derivatives associated with certain reinsurance agreements and in 2002 the Company changed its method of accounting for goodwill and other intangibles.

/s/ ERNST & YOUNG LLP

Des Moines, Iowa

February 25, 2005

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS
($ in thousands)

	December 31,

	2004	2003

Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$15,646,653	$13,944,961
Equity securities	77,024	74,890
Short-term investments	2,979	28,556
Securities held for trading purposes at fair value:
Fixed maturity securities	1,718,125	2,089,502
Equity securities	15,468	1,652
Short-term investments	—	591
Mortgage loans	865,733	968,572
Policy loans	486,071	494,646
Other investments	374,240	380,915

Total investments	19,186,293	17,984,285
Cash and cash equivalents	478,441	274,150
Accrued investment income	222,294	205,492
Premiums, fees and other receivables	39,688	42,761
Reinsurance receivables	666,493	663,452
Deferred policy acquisition costs	1,248,009	1,021,856
Capitalized bonus interest	137,538	98,274
Value of business acquired	374,792	419,582
Goodwill	226,291	224,075
Property and equipment	46,114	48,849
Other assets	296,409	311,305
Separate account assets	248,507	261,657
Assets of discontinued operations	—	27,950

Total assets	$23,170,869	$21,583,688

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS (Continued)
($ in thousands)

	December 31,

	2004	2003

Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$17,923,329	$16,994,255
Policyowner funds	1,419,762	1,306,160

	19,343,091	18,300,415
Accrued expenses and other liabilities	837,514	459,240
Dividends payable to policyowners	322,037	321,233
Policy and contract claims	70,465	58,880
Income taxes payable	9,299	50,274
Deferred income taxes	145,332	80,861
Notes payable	571,155	621,896
Separate account liabilities	248,507	261,657
Liabilities of discontinued operations	—	19,421

Total liabilities	21,547,400	20,173,877
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 44,225,902 shares issued and 39,400,663 shares outstanding in 2004; 43,836,608 shares issued and 39,194,602 shares outstanding in 2003	44,226	43,836
Additional paid-in capital	1,198,379	1,184,237
Accumulated other comprehensive income	114,670	84,519
Unearned compensation	(1,238)	(1,361)
Retained earnings	431,911	255,006
Treasury stock, at cost (4,825,239 shares in 2004 and 4,642,006 shares in 2003)	(164,479)	(156,426)

Total stockholders’ equity	1,623,469	1,409,811

Total liabilities and stockholders’ equity	$23,170,869	$21,583,688

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Years Ended December 31,

	2004	2003	2002

Revenues:
Insurance premiums	$267,666	$297,188	$351,300
Product charges	220,554	181,354	144,494
Net investment income	1,037,447	1,001,914	1,001,257
Realized/unrealized capital gains (losses)	18,068	131,291	(149,919)
Other income	71,381	68,298	68,513

	1,615,116	1,680,045	1,415,645

Benefits and expenses:
Policyowner benefits	888,696	953,834	879,785
Underwriting, acquisition and other expenses	180,051	155,468	162,267
Demutualization costs	—	—	1,186
Restructuring costs	—	23,294	21,225
Amortization of deferred policy acquisition costs and value of business acquired	204,863	179,664	131,672
Dividends to policyowners	81,092	98,393	104,866

	1,354,702	1,410,653	1,301,001

Income from continuing operations	260,414	269,392	114,644
Interest expense	32,120	30,154	25,487

Income before income tax expense	228,294	239,238	89,157
Income tax expense	39,041	78,610	28,375

Net income from continuing operations	189,253	160,628	60,782
Income from discontinued operations, net of tax	3,899	1,815	2,084

Net income before cumulative effect of change in accounting	193,152	162,443	62,866
Cumulative effect of change in accounting, net of tax	(510)	(1,296)	—

Net income	$192,642	$161,147	$62,866

Net income from continuing operations per common share:
Basic	$4.81	$4.10	$1.52

Diluted	$4.60	$4.05	$1.50

Net income per common share:
Basic	$4.90	$4.11	$1.57

Diluted	$4.68	$4.07	$1.56

Weighted average common shares outstanding:
Basic	39,334,798	39,175,924	39,972,328

Diluted	41,135,188	39,618,217	40,398,378

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Years Ended December 31,

	2004	2003	2002

Net income	$192,642	$161,147	$62,866
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	88,450	35,051	17,324
Less: Reclassification adjustment for gains (losses) included in net income	35,559	28,210	(101,261)
Minimum pension liability adjustment	(6,505)	(4,993)	(1,888)

Other comprehensive income, before tax	46,386	1,848	116,697
Income tax expense related to items of other comprehensive income	(16,235)	(647)	(40,844)

	30,151	1,201	75,853
Amounts attributable to change in accounting for derivatives	—	(5,204)	—

Other comprehensive income (loss), net of taxes	30,151	(4,003)	75,853

Comprehensive income	$222,793	$157,144	$138,719

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
($ in thousands)

			Accumulated
		Additional	Other		Unallocated			Total
	Common	Paid-In	Comprehensive	Unearned	ESOP	Retained	Treasury	Stockholders’
	Stock	Capital	Income	Compensation	Shares	Earnings	Stock	Equity

Balance at December 31, 2001	$43,506	$1,177,688	$12,669	$(727)	$(224)	$62,187	$(56,582)	$1,238,517
2002:
Net income	—	—	—	—	—	62,866	—	62,866
Net unrealized gain on securities	—	—	73,646	—	—	—	—	73,646
Net unrealized gain on derivatives designated as cash flow hedges	—	—	3,434	—	—	—	—	3,434
Stock issued under various incentive plans, net of forfeitures	150	5,730	—	269	—	—	1	6,150
Stock issued under exercise of warrants	—	(3,802)	—	—	—	—	12,205	8,403
Purchase of ESOP shares and treasury stock	—	—	—	—	(2,522)	—	(112,116)	(114,638)
Dividends declared on common stock	—	—	—	—	—	(15,536)	—	(15,536)
Allocation of shares in leveraged ESOP	—	30	—	—	1,303	—	—	1,333
Minimum pension liability adjustment	—	—	(1,227)	—	—	—	—	(1,227)

Balance at December 31, 2002	43,656	1,179,646	88,522	(458)	(1,443)	109,517	(156,492)	1,262,948
2003:
Net income	—	—	—	—	—	161,147	—	161,147
Net unrealized gain on securities	—	—	1,971	—	—	—	—	1,971
Net unrealized gain on derivatives designated as cash flow hedges	—	—	2,476	—	—	—	—	2,476
Change in accounting transfer of unrealized gain on available-for-sale securities to trading	—	—	(5,204)	—	—	—	—	(5,204)
Stock issued under various incentive plans, net of forfeitures	180	11,717	—	(903)	—	—	66	11,060
PRIDES purchase contract adjustments and allocated fees and expenses	—	(7,280)	—	—	—	—	—	(7,280)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	—	(15,658)	—	(15,658)
Allocation of shares in leveraged ESOP	—	154	—	—	1,443	—	—	1,597
Minimum pension liability adjustment	—	—	(3,246)	—	—	—	—	(3,246)

Balance at December 31, 2003	43,836	1,184,237	84,519	(1,361)	—	255,006	(156,426)	1,409,811
2004:
Net income	—	—	—	—	—	192,642	—	192,642
Net unrealized gain on securities	—	—	33,959	—	—	—	—	33,959
Net unrealized gain on derivatives designated as cash flow hedges	—	—	420	—	—	—	—	420
Stock issued under various incentive plans, net of forfeitures	390	14,142	—	123	—	—	1,100	15,755
Purchase of treasury stock	—	—	—	—	—	—	(9,153)	(9,153)
Dividends declared on common stock	—	—	—	—	—	(15,737)	—	(15,737)
Minimum pension liability adjustment	—	—	(4,228)	—	—	—	—	(4,228)

Balance at December 31, 2004	$44,226	$1,198,379	$114,670	$(1,238)	$—	$431,911	$(164,479)	$1,623,469

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities
Net income	$192,642	$161,147	$62,866
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	510	1,296	—
Gain on sale of discontinued operations	(3,899)	—	—
Product charges	(220,554)	(181,354)	(144,494)
Interest credited to policyowner account balances	487,579	472,881	492,781
Change in option value of equity indexed products and market value adjustments on total return strategy annuities	35,652	65,741	(28,759)
Realized/unrealized capital (gains) losses	(18,068)	(131,291)	149,919
DAC and VOBA amortization	204,863	179,664	131,672
DAC and VOBA capitalized	(390,236)	(357,348)	(366,509)
Change in:
Accrued investment income	(16,802)	(19,832)	(11,422)
Reinsurance receivables	(77,765)	279,552	(129,638)
Securities held for trading purposes:
Fixed maturities	394,090	(219,310)	321,836
Equity securities	(13,899)	(1,606)	12,013
Short-term investments	579	(596)	4,221
Liabilities for future policy benefits	(189,635)	(243,613)	446,437
Accrued expenses and other liabilities	371,880	181,595	(40,684)
Policy and contract claims and other policyowner funds	129,060	111,374	30,769
Income taxes:
Current	(43,546)	(11,051)	14,837
Deferred	48,492	66,849	(24,363)
Other, net	39,444	40,785	(1,428)

Net cash provided by operating activities	930,387	394,883	920,054

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(5,624,235)	(10,430,571)	(8,269,367)
Proceeds from sale of fixed maturities available-for-sale	2,525,792	7,467,468	5,736,480
Maturities, calls and principal reductions of fixed maturities available-for-sale	1,389,431	2,354,539	959,293
Purchase of equity securities	(47,509)	(12,721)	(66,408)
Proceeds from sale of equity securities	47,093	14,926	771
Change in short-term investments, net	26,233	(108)	(17,216)
Purchase of mortgage loans	(133,673)	(202,721)	(64,416)

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

($ in thousands)

	For The Years Ended December 31,

	2004	2003	2002

Proceeds from repayment and sale of mortgage loans	244,702	123,033	130,855
Purchase of real estate and other invested assets	(84,769)	(323,676)	(28,872)
Proceeds from sale of real estate and other invested assets	131,162	328,002	61,661
Change in policy loans, net	8,576	2,107	9,565
Proceeds from sale of discontinued operations	15,000	—	—
Other assets, net	7,740	(9,800)	4,684

Net cash used in investing activities	(1,494,457)	(689,522)	(1,542,970)

Cash flows from financing activities:
Deposits to policyowner account balances	2,404,255	2,220,545	2,180,925
Withdrawals from policyowner account balances	(1,576,963)	(1,825,472)	(1,630,869)
Change in debt, net	(49,796)	(61,596)	(38,703)
Dividends to shareholders	(15,737)	(15,658)	(15,536)
Stock issued under various incentive plans, net of forfeitures	15,755	11,060	14,553
Purchase of treasury stock	(9,153)	—	(114,638)
Proceeds from issuance of OCEANs	—	—	179,593
Proceeds from issuance of PRIDES	—	135,701	—
Retirement of company-obligated mandatorily redeemable capital securities	—	—	(20,805)
Adoption and allocation of shares in leveraged ESOP	—	1,597	1,333
Transfer of pension obligation to trustee	—	—	(9,481)
Other, net	—	—	(220)

Net cash provided by financing activities	768,361	466,177	546,152

Net increase in cash	204,291	171,538	(76,764)
Cash and cash equivalents at beginning of period	274,150	102,612	179,376

Cash and cash equivalents at end of period	$478,441	$274,150	$102,612

Supplemental disclosure of cash activities:
Interest paid	$30,965	$32,516	$25,408

Income taxes paid	$31,510	$25,422	$22,351

Supplemental disclosure of non-cash operating activities:
Capitalization of bonus interest	$60,495	$43,454	$42,119

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      AmerUs Group Co. (Company) is a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in all 50 states, the District of Columbia and the U.S. Virgin Islands. The Company has two reportable operating segments: protection products and accumulation products. The primary offerings of the protection products segment are interest-sensitive whole life, term life, universal life and equity indexed life insurance policies. Equity indexed life is a type of universal life or interest-sensitive whole life product. The primary offerings of the accumulation products segment are individual fixed annuities, including traditional fixed annuities and equity indexed annuities, and insurance contracts issued through funding agreements.

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

      Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 financial statement presentation.

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

Cash and Cash Equivalents

      For purposes of reporting cash flows, the Company includes cash and amounts due from other financial institutions and interest-bearing deposits in other financial institutions purchased with original maturities of three months or less in cash and cash equivalents. Amounts of interest-bearing deposits included as cash equivalents at December 31, 2004 and 2003 were $144.1 million and $123.6 million, respectively.

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

      A policyowner dividend obligation is required to be established for earnings in the Closed Block that are not available to shareholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block. If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a policyowner dividend obligation. This policyowner dividend obligation represents undistributed accumulated earnings that will be paid to Closed Block policyowners as additional policyowner dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income.

Investments

      Investments in fixed maturity securities, equity securities and short-term investments that are to be held for indefinite periods of time are reported as securities available-for-sale and are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of these securities are reflected as a component of stockholders’ equity. These unrealized gains or losses in stockholders’ equity are reported net of taxes and adjustments to deferred policy acquisition costs (DAC), value of business acquired (VOBA), capitalized bonus interest and policy reserves. Fixed maturity securities, equity securities and short-term investments that are bought and held principally to back our total return strategy fixed annuity products are reported as held for trading securities and are carried at fair value with unrealized gains or losses reported in net income. Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. The accreted carrying value of investments in structured securities that can be contractually prepaid or settled in a way that substantially all of an investment may not be recovered is determined by updating the estimate for the amount and timing of cash flows with resulting adjustments in the accretable yield accounted for prospectively. Should this estimate of cash flows reflect an adverse change from an immediately preceding estimate, an other-than-temporary impairment (OTTI) is deemed to have occurred and, accordingly, the structured security is written down to fair value with the change reflected in net income. For loan-backed and structured securities included in fixed maturity securities, income is recognized using a constant effective yield based on currently anticipated cash flows.

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

      Loans are stated at cost less amortized discounts and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Investments in loans are considered impaired when the Company determines that collection of all amounts due under the contractual terms is doubtful or carrying values exceed the fair value of applicable underlying collateral or assets. The Company adjusts such assets to their estimated net realizable value at the point at which it determines an impairment is other than temporary. Interest income on impaired mortgage loans is recognized when cash is received. In addition, the Company establishes a specific valuation allowance for loans when they are considered to be impaired.

      The Company has issued funding agreements totaling $960 million outstanding as of December 31, 2004, consisting primarily of six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance companies. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreements, but the Company may terminate the agreements at any time. The Company issued a $250 million floating rate funding agreement in 1999. Under the transaction, a five-year floating rate insurance contract was issued to a commercial paper conduit which was swapped to a fixed-rate. The $250 million funding agreement was terminated in December 2003.

      Other long-term investments include investments in partnerships, derivatives and other investments. Investments in partnerships in which the Company’s ownership percentage exceeds 3% and joint ventures are generally accounted for under the equity method whereby the Company initially records the investment at cost. Subsequently, the Company increases or decreases the carrying amount of the investment for its share of income or loss of the investee. Investments in partnerships in which the Company’s ownership percentage is less than 3% are generally accounted for under the cost method whereby dividends received by the investee are recognized as income. The Company is primarily a limited partner in such investments. These investments are shown as other investments and totaled approximately $36.8 million and $52.2 million at December 31, 2004 and 2003, respectively. Derivatives are primarily carried at fair value. Other investments are generally carried at amortized cost.

      Realized gains and losses are included in earnings and are determined using the specific identification method.

Derivative Instruments and Hedging Activities

      The Company uses financial instruments, primarily options, futures and swaps to reduce its exposure to changes in interest rates and to manage duration mismatches. The Company also uses call options to hedge equity indexed products. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. Although the Company is subject to the risk that

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company is not a party to leveraged derivatives. Derivative instruments are included in other investments.

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

      The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Free standing derivatives are recorded in the consolidated balance sheets at fair value in other investments and option derivatives embedded in equity indexed products are marked to fair value and classified in the consolidated balance sheets as “policy reserves and policyowner funds.” This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions, other than natural hedges, are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When a determination is made that a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

      To manage interest rate risk, the Company entered into interest rate swaps that effectively fixed the interest payments of a floating rate funding agreement liability and other interest swaps that hedged market risk from fixed income securities. These interest rate swap agreements were accounted for as cash flow and fair value hedges, respectively. Generally credit default swaps are coupled with a bond to synthetically create an investment cheaper than the equivalent instrument traded in the cash market. The Company may use additional derivative instruments for hedging purposes.

Deferred Policy Acquisition Costs

      Certain commissions, policy issue and underwriting costs, and other variable costs incurred to acquire or renew traditional life insurance, universal life insurance, equity indexed life and annuity products are deferred. The method of amortizing DAC for traditional life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company’s statutory surplus. DAC for participating traditional life insurance is generally amortized over the life of the policies in proportion to the present value of estimated gross margins. Non-participating traditional life insurance DAC is amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance and annuity products, DAC is generally amortized in proportion to the present value of estimated gross margins from surrender charges and investment, mortality, and expense

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margins. The effect on the cumulative amortization of DAC for revisions in estimated future gross margins on participating traditional life, universal life, and annuity products is reflected in the period such estimates are revised. The DAC asset is also adjusted for the impact on estimated gross margins of net unrealized gains and losses on securities supporting such products.

Capitalized Bonus Interest

      Bonus interest offered on certain annuity products is recognized as a policyowner liability as the sales inducement is accrued and credited to the policyowner’s account. Bonus interest is capitalized as an asset if it is explicitly identified in the contract at inception, is incremental to amounts credited on similar contracts without sales inducements and is higher than the contract’s expected ongoing crediting rates for periods after the inducement period. The amortization of capitalized bonus interest is expensed to policyowner benefits in proportion to the present value of estimated gross margins similar to DAC.

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

      VOBA is amortized based on the incidence of the expected gross margins using the interest rate credited to the underlying policies. If gross margins differ from expectations, the amortization of the VOBA is adjusted. The VOBA asset is adjusted for the impact on estimated gross margins of net unrealized gains and losses on securities supporting the underlying business. Each year, the recoverability of the VOBA is evaluated and if the evaluation indicates that the existing insurance liabilities, together with the present value of future gross margins from the blocks of business acquired, is insufficient to recover the VOBA, the difference is charged to expense as an additional write-off of the VOBA.

Goodwill

      Goodwill represents the excess of the amount paid to acquire a company over the fair value of its net assets. Goodwill is tested for impairment on an annual basis as of October 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any period presented.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recognition of Revenues

      Premiums for traditional life insurance products (including those products with fixed and guaranteed premiums and benefits and which consist principally of whole life insurance policies and certain annuities with life contingencies) are recognized as revenues when due. For limited payment life insurance policies, premiums are recorded as income when due with any excess profit deferred and recognized over the expected lives of the contracts. Amounts received as payments for universal life insurance policies (including equity indexed life products), annuity products (including deferred annuities, equity indexed annuities and annuities without life contingencies) and funding agreements are not recorded as premium revenue. Revenues for such contracts consist of policy charges for the cost of insurance, policy administration charges, and surrender charges assessed against policyowner account balances during the period. All insurance-related revenue is reported net of reinsurance ceded.

Future Policy Benefits

      The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.0 percent to 7.5 percent. The weighted average interest rate for all traditional life policy reserves was 4.46 percent in 2004 and 2003 and 4.60 percent in 2002. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

      Future policy benefit reserves for universal life insurance, equity indexed life, annuity products and funding agreements are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rates for universal life products were 4.62 percent in 2004, 4.96 percent in 2003 and 5.39 percent in 2002. The range of interest crediting rates for annuity products, excluding bonus interest payouts, was 3.00 to 7.20 percent in 2004, 2003, and 2002. The weighted average interest rate for fixed-rate and floating-rate funding agreements was 4.48 and 2.66 in 2004, and 4.69 and 1.17 in 2003, and 4.69 percent and 2.01 percent in 2002, respectively. An additional liability is established for universal life contracts with death or other insurance benefit features which is determined using an equally-weighted range of scenarios with respect to investment returns, policyowner lapses, benefit election rates, premium payment patterns and mortality. The additional liability represents the present value of future expected benefits based on current product assumptions.

      Unearned revenue reserves are established for fees charged for insurance benefit features which are assessed in a manner that is expected to result in higher profits in earlier years followed by lower profits or

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses in subsequent years. The excess charges are deferred and amortized to income over the period benefited using the same assumptions and factors to amortize DAC.

      The Company has equity indexed life and annuity products that guarantee the return of principal to the customer and credit interest based on certain indices, primarily the Standard & Poor’s 500 Composite Stock Price Index ® (S&P 500 Index). A portion of the premium from each customer is invested in investment grade fixed income securities and is intended to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase call options to hedge the growth in interest credited to the customer as a direct result of increases in the related indices. The amounts to be paid or received pursuant to these agreements are accrued and recognized in income over the life of the agreements. Both call options held by the Company and the options embedded in the policy, which the Company has designated as a natural hedge, are valued at fair value. The change in fair value for the call options is included in realized/unrealized gains (losses) on investments and the change in fair value of the embedded options is included in policyowner benefits in the consolidated statements of income.

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

Participating Policies

      Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Approximately 44 percent in 2004 and 52 percent in 2003 of traditional life policies are currently paying dividends. Traditional life policies represent approximately 69 percent in 2004 and 72 percent in 2003 of the Company’s individual life policies in force (based on face amounts).

Stock-Based Compensation

      At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in note 13. The Company primarily accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Years Ended December 31,

	2004	2003	2002

	($ in thousands, except share data)
Net income, as reported	$192,642	$161,147	$62,866
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,986)	(4,087)	(5,094)

Pro forma net income	$188,656	$157,060	$57,772

Earnings per share:
Basic — as reported	$4.90	$4.11	$1.57

Basic — pro forma	$4.80	$4.01	$1.45

Diluted — as reported	$4.68	$4.07	$1.56

Diluted — pro forma	$4.59	$3.96	$1.43

Guaranty Fund Assessments

      The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 2004 and 2003, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies and has established an other asset for assessments expected to be recovered through future premium tax offsets.

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

Comprehensive Income (Loss)

      Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains included in net income which merely represent transfers from unrealized to realized gains and losses. Such amounts totaled $35.6 million, $28.2 million and ($101.3) million in 2004, 2003 and 2002, respectively

Earnings Per Share

      Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares applicable to stock options, warrants, PRIDESSM and the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANsSM) and is calculated using the treasury stock method.

      Diluted earnings per share applicable to the Company’s PRIDESSM securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 833,715 shares and 72,151 shares to the diluted earnings per share calculation for the years ended 2004 and 2003, respectively. See further discussion of the PRIDES in note 8.

      Diluted earnings per share applicable to the Company’s OCEANsSM are determined using the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for periods ending after December 15, 2004. EITF 04-8 requires diluted earnings per share to be computed following the guidance of EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” for securities such as the OCEANs which are considered to be “Instrument C” securities. The conversion spread portion of an Instrument C security should be included in diluted earnings per share based on the number of shares that would be required to be delivered if the instrument had been converted at the end of the period. The OCEANs added 294,008 shares for the diluted earnings per share calculation for the year ended December 31, 2004 and added no shares for the years ended December 31, 2003 and 2002. EITF 04-8 required restatement of diluted earnings per share for all periods presented; however, there was no change to diluted earnings per share for 2003 or 2002. See further discussion of the OCEANs in note 8.

Accounting Changes

      Effective January 1, 2004, the Company adopted Statement of Position 03-1 (SOP 03-1), “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Insurance Contracts and for Separate Accounts,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of SOP 03-1 resulted in establishing additional policy reserve liabilities for fees charged for insurance benefit features which are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years. The total effect of adopting SOP 03-1 (including reinsurance recoverables) as of January  1, 2004 and the establishment of reinsurance recoveries, amounted to a decrease of $0.8 million ($0.5 million after-tax) in net income which has been reflected as a cumulative effect of a change in accounting. The basic and diluted earnings per common share for the change in accounting amounted to $.01 for 2004.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Emerging Accounting Matters

EITF 03-1

      In March 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. EITF 03-1 indicated that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until its value recovers. EITF 03-1 was to be effective for reporting periods beginning after June 15, 2004; however, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide further guidance on this topic.

EITF 04-8

      In September 2004, the EITF reached a final consensus on Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (EITF 04-8). EITF 04-8 requires that contingently convertible debt be included in diluted earnings per share, if dilutive, regardless of whether the market price trigger has been met. The EITF is effective for periods ending after December  15, 2004 with the determination of the dilutive effect upon adoption to be based on the form of the instrument as it existed at the end of the quarter of adoption. This EITF applied to the Company’s OCEANs. During the fourth quarter of 2004, the Company exchanged the OCEANs which changed the security’s conversion provisions. Previously, the OCEANs were to all be converted to shares of the Company’s common stock; however, the exchanged OCEANs provide for cash to be paid equal to the accreted principal value and shares of the Company’s common stock issued for the conversion value in excess of the accreted principal amount. The Company applied the restatement provisions of EITF 04-8 based on the new form of the exchanged OCEANs which resulted in no change in previously reported diluted earnings per share for 2002 or 2003.

FSP 97-1

      In June 2004, the FASB issued Financial Staff Position FAS 97-1, “Situations in Which Paragraphs of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability,” (FSP 97-1). FSP 97-1 clarifies that SOP 03-1 did not restrict the recording of a liability for unearned revenue as defined in accordance with paragraphs 17(b) and 20 of SFAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” to only those situations where profits are followed by expected losses. FSP 97-1 was effective for periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have an effect on the consolidated financial position or results of operations in 2004.

FSP 106-2

      In May 2004, the FASB issued Financial Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,”

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(FSP 106-2). FSP 106-2 requires sponsors of a post-retirement health care plan that provides retiree prescription drug benefit to reflect the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) in determining post-retirement benefit cost for the first annual or interim period beginning after June 15, 2004. The Company has determined that the drug benefits provided under the post-retirement benefits program for Medicare eligible retirees are not actuarially equivalent to the benefit established by the Medicare Act, and therefore the Company will not be eligible to receive the federal subsidy. As a result, there was no effect on the consolidated financial position or result of operations in 2004.

SFAS 123R

      In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The statement is effective in the first interim or annual period beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. We continue to evaluate the impacts and timing of adopting SFAS 123R. We currently disclose the pro forma impacts of recognizing fair value as permitted by SFAS 123 in note 1 to the consolidated financial statements. That disclosure reflects the Company’s estimate of 2004 expense for share-based payments of approximately $4.0 million (after-tax).

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	CLOSED BLOCK

      The Closed Block is presented on a pre-tax basis and accordingly does not include current or deferred taxes. Summarized financial information of the Closed Block as of December 31, 2004, 2003 and 2002 and for the years then ended is as follows:

	2004	2003	2002

	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,804,222	$2,845,365	$2,840,041
Policyowner funds	8,096	9,232	4,400
Accrued expenses and other liabilities	32,140	44,473	44,295
Dividends payable to policyowners	161,475	173,703	147,177
Policy and contract claims	14,705	22,694	10,390
Policyowner dividend obligation	152,975	134,386	118,623

Total Liabilities	3,173,613	3,229,853	3,164,926

Assets:
Fixed maturity securities available-for-sale at fair value	2,028,790	2,027,177	1,970,659
Mortgage loans	70,686	80,170	90,872
Policy loans	335,573	346,823	354,784
Other investments	34	—	1,047
Cash and cash equivalents	8,473	3,492	6,178
Accrued investment income	32,637	32,629	30,726
Premiums and fees receivable	59,369	55,134	16,999
Other assets	17	17	23,917

Total Assets	2,535,579	2,545,442	2,495,182

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$638,034	$684,411	$669,744

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	($ in thousands)
Change in policyowner dividend obligation:
Balance at beginning of year	$134,386	$118,623	$61,486
Impact on net income before income taxes	2,795	8,345	(287)
Unrealized investment gains	15,794	7,418	57,424

Balance at end of year	$152,975	$134,386	$118,623

Operations:
Insurance premiums	$193,313	$211,966	$265,586
Product charges	5,190	9,789	8,750
Net investment income	146,545	151,769	157,928
Realized gains (losses) on investments	(1,693)	9,326	(2,400)
Policyowner benefits	(225,408)	(251,872)	(284,821)
Underwriting, acquisition and other expenses	(4,896)	(4,114)	(4,843)
Dividends to policyowners	(76,256)	(87,388)	(95,443)

Contribution from the Closed Block before income taxes	$36,795	$39,476	$44,757

Maximum future earnings from Closed Block assets and liabilities:
Beginning of year	$684,411	$669,744	$715,611
Pretax contribution from the Closed Block	(36,795)	(39,476)	(44,757)
Federal income taxes funded by the Closed Block	(9,582)	54,143	14,553
Acquisition of Closed Block and related adjustment	—	—	(15,663)

Balance at end of year	$638,034	$684,411	$669,744

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	INVESTMENTS

Investment Assets

      The Company’s investments at December 31, 2004 and 2003, classified as securities available-for-sale, are summarized as follows:

	2004

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

	($ in thousands)
Fixed maturity securities available-for-sale:
Corporate bonds	$10,585,934	$527,780	$29,123	$11,084,591
U.S. government bonds	283,064	5,181	1,186	287,059
State and political subdivisions	63,818	1,801	692	64,927
Foreign government bonds	110,337	5,124	89	115,372
Asset-backed bonds	509,059	10,620	1,228	518,451
Collateralized mortgage-backed securities	1,088,296	17,660	4,258	1,101,698
Mortgage-backed securities	1,889,249	24,522	3,937	1,909,834
Indexed debt instruments	571,965	1,728	8,973	564,720
Redeemable preferred stock	1	—	—	1

Total fixed maturities available-for-sale	$15,101,723	$594,416	$49,486	$15,646,653
Equity securities available-for-sale	74,769	2,468	213	77,024
Short-term investments available-for-sale	2,951	51	23	2,979

Total available-for-sale securities	$15,179,443	$596,935	$49,722	$15,726,656

	2003

		Gross	Gross
	Amortized	unrealized	unrealized
	Cost	gains	losses	Fair value

	($ in thousands)
Fixed maturity securities available-for-sale:
Corporate bonds	$9,041,015	$500,180	$57,809	$9,483,386
U.S. government bonds	484,829	17,131	1,653	500,307
State and political subdivisions	64,574	2,844	1,431	65,987
Foreign government bonds	123,360	5,474	291	128,543
Asset-backed bonds	447,390	13,563	1,448	459,505
Collateralized mortgage-backed securities	931,824	21,874	2,694	951,004
Mortgage-backed securities	1,835,775	27,657	7,950	1,855,482
Indexed debt instruments	404,383	—	8,258	396,125
Redeemable preferred stock	141,752	1	37,131	104,622

Total fixed maturities available-for-sale	13,474,902	588,724	118,665	13,944,961
Equity securities available-for-sale	72,796	2,468	374	74,890
Short-term investments available-for-sale	27,882	675	1	28,556

Total available-for-sale securities	$13,575,580	$591,867	$119,040	$14,048,407

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of investments in available-for-sale fixed maturity securities at December 31, 2004, are summarized by stated maturity as follows:

	Amortized
	cost	Fair value

	($ in thousands)
Fixed maturities available-for-sale:
Due in 2005	$518,302	$526,889
Due in 2006 - 2010	2,759,526	2,899,486
Due in 2011 - 2015	5,868,693	6,086,765
Due after 2015	4,065,953	4,223,679
Mortgage-backed securities	1,889,249	1,909,834

	$15,101,723	$15,646,653

      The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      The Company holds fixed maturities available-for-sale investments in indexed debt instruments (IDIs) in which the principal is initially partially defeased by an obligation of a third party financial institution (institution) collateralized by U.S. Treasuries which will accrete to 50% of the original principal amount of the IDIs at maturity. The balance of the principal amount due at maturity is subject to a dynamic defeasance mechanism, which should provide a return of the initial investment. The instruments issued by the institutions are linked to the performance of a hedge fund or fund of funds. The annual income on these investments will be equal to the quarterly distribution of the hedge fund or fund of funds plus the change in the present value of anticipated distributions to be received at maturity and will be included in net investment income. Over the life of the IDIs, the income will be a function of the cumulative performance of the linked hedge fund or fund of funds and the return on any defeased portion of the investment. The quarterly distribution paid, if any, reduces the amount of future participation in the performance of the linked hedge fund or fund of funds. At maturity, the Company will take delivery of the referenced hedge fund interests and cash or U.S. Treasuries equal to the portion of the instruments that have been defeased, the total of which should equal or exceed the instruments’ principal amount. The investment purpose of these instruments is to enable the Company to obtain the return as if they had invested in hedge funds or fund of funds with dynamic principal protection. The instruments as of December 31, 2004 carried an A rating or better by Fitch.

      Included in equity securities available-for-sale is Federal Home Loan Bank (FHLB) capital stock amounting to $62.4 million and $58.1 million at December 31, 2004 and 2003, respectively. As a member of the FHLB, the Company is required to own the capital stock to utilize various FHLB financing and other services.

      At December 31, 2004 and 2003, investments in fixed maturity securities with a carrying amount of $37.1 million and $39.6 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

      At December 31, 2004 and 2003, the Company held investments with JP Morgan Chase & Co. amounting to $175.2 million and $89.4 million, respectively, Bear Stearns Company amounting to $163.1 million and $170.7 million, respectively, and AG Deutsche Bank amounting to $161.7 million and $159.8 million, respectively. The investments are primarily IDIs and exceeded 10% of stockholders’ equity.

      The Company participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company receives a fee

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in exchange for the loan of securities and requires initial collateral equal to 102 percent of the market value of the loaned securities to be separately maintained. Securities with a market value of $342.6 million and $154.6 million were on loan under the program and the Company has cash collateral under its control of $351.7 million and $158.8 million at December 31, 2004 and 2003, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.

      The Company enters into securities borrowing arrangements from time to time whereby the Company borrows securities from other institutions and pays a fee. Securities borrowed amounted to $138.2 million and none at December 31, 2004 and 2003, respectively, and are also included in accrued expenses and other liabilities in the consolidated balance sheet.

      Other investments include investments which are carried on the equity method of accounting. Distributions from such equity method investments amounted to $0.6 million, $1.5 million and $0.8 million in 2004, 2003 and 2002, respectively.

      Major categories of investment income are summarized as follows:

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Fixed maturity securities	$924,146	$874,185	$880,112
Equity securities	723	817	304
Mortgage Loans	69,144	74,739	77,592
Policy loans	30,147	30,473	31,170
Other	30,761	36,846	25,392

Gross investment income	1,054,921	1,017,060	1,014,570
Investment expenses	17,474	15,146	13,313

Net investment income	$1,037,447	$1,001,914	$1,001,257

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and Unrealized Gains (Losses)

      Realized and unrealized gains and losses on investments and provisions for loan losses are summarized as follows:

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Available-for-sale securities:
Fixed maturity securities
Gross realized gains	$27,374	$184,996	$141,687
Gross realized losses	(66,700)	(143,097)	(236,063)
Equity securities
Gross realized gains	1,555	89	418
Gross realized losses	—	(211)	(155)
Other investments	(7,358)	(8,979)	(12,474)
Reduction in provision for loan losses	6,650	8,723	1,877
Realized/unrealized gains/(losses) on swaps	(2,620)	3,852	2,674
Realized/unrealized gains/(losses) on option assets	50,634	59,098	(42,942)
Realized/unrealized gains/(losses) on held for trading securities	8,533	26,820	(4,941)

Total	$18,068	$131,291	$(149,919)

      The unrealized appreciation (depreciation) on invested assets available-for-sale is reported as a separate component of stockholders’ equity, reduced by adjustments to DAC, VOBA, future life and annuity policy benefits, and a provision for deferred income taxes. Unrealized appreciation (depreciation) attributable to the Closed Block amounting to $124.7 million at December 31, 2004, $108.9 million at December 31, 2003 and $101.4 million at December 31, 2002 has been included in dividends payable to policyowners.

      A summary of the components of the net unrealized appreciation (depreciation) on invested assets carried at fair value and other components of accumulated other comprehensive income is as follows:

	December 31,

	2004	2003

	($ in thousands)
Unrealized appreciation (depreciation):
Available-for-sale securities:
Fixed maturity securities	$544,930	$470,059
Equity securities	2,255	2,094
Short-term investments	28	674
Other investments	1,030	496
Adjustments for assumed change in amortization of:
DAC, capitalized bonus interest, and VOBA	(233,210)	(223,121)
Policy reserves and policyowner funds	2,765	(1,109)
Minimum pension liability adjustment	(16,973)	(10,468)
Policyowner dividend obligation	(124,655)	(108,860)
Deferred income taxes	(61,500)	(45,246)

	$114,670	$84,519

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in unrealized appreciation (depreciation) on fixed maturity securities was an increase of $74.9 million, an increase of $8.9 million and an increase of $325.0 million for the years ended December 31, 2004, 2003 and 2002, respectively; the corresponding amounts for equity securities was an increase of $0.2 million, an increase of $1.4 million and an increase of $0.4 million, respectively.

      The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at December 31, 2004:

	AFS Unrealized Loss as a Percentage of Amortized Cost
	December 31, 2004

	($ in millions)

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
Total Temporarily Impaired Securities:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$1,094.3	$8.5	$396.1	$7.7	$379.8	$12.9	$1,870.2	$29.1
U.S. government bonds	37.0	0.2	47.4	1.0	0.4	—	84.8	1.2
State and political subdivisions	—	—	1.5	—	18.0	0.7	19.5	0.7
Foreign government bonds	12.4	—	1.9	—	0.2	—	14.5	—
Asset-backed bonds	75.8	0.2	49.5	0.9	5.5	0.1	130.8	1.2
Collateralized mortgage-backed securities	257.6	2.4	76.6	1.6	8.5	0.3	342.7	4.3
Mortgage-backed securities	287.3	1.0	115.4	1.5	104.6	1.5	507.3	4.0
Indexed debt instruments	—	—	242.5	2.5	239.5	6.5	482.0	9.0
Equity securities	0.3	0.2	—	—	—	—	0.3	0.2
Short-term investments	12.9	—	—	—	—	—	12.9	—

Total	$1,777.6	$12.5	$930.9	$15.2	$756.5	$22.0	$3,465.0	$49.7

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
Less Than 20% Loss Position:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$1,094.3	$8.5	$396.1	$7.7	$375.7	$11.8	$1,866.1	$28.0
U.S. government bonds	37.0	0.2	47.4	1.0	0.4	—	84.8	1.2
State and political subdivisions	—	—	1.5	—	18.0	0.7	19.5	0.7
Foreign government bonds	12.4	—	1.9	—	0.2	—	14.5	—
Asset-backed bonds	75.8	0.2	49.5	0.9	5.5	0.1	130.8	1.2
Collateralized mortgage-backed securities	257.6	2.4	76.6	1.6	8.5	0.3	342.7	4.3
Mortgage-backed securities	287.3	1.0	115.4	1.5	104.6	1.5	507.3	4.0
Indexed debt instruments	—	—	242.5	2.5	239.5	6.5	482.0	9.0
Short-term investments	12.9	—	—	—	—	—	12.9	—

Total	$1,777.3	$12.3	$930.9	$15.2	$752.4	$20.9	$3,460.6	$48.4

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
20%-50% Loss Position:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$—	$—	$—	$—	$4.1	$1.1	$4.1	$1.1
Equity securities	0.3	0.2	—	—	—	—	0.3	0.2

Total	$0.3	$0.2	$—	$—	$4.1	$1.1	$4.4	$1.3

      There were no available-for-sale securities that were in more than a 50% loss position at December 31, 2004.

      The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at December 31, 2003:

	AFS Unrealized Loss as a Percentage of Amortized Cost
	December 31, 2003

	($ in millions)

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
Total Temporarily Impaired Securities:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$1,618.3	$31.3	$275.5	$15.8	$118.0	$10.6	$2,011.8	$57.7
U.S. government bonds	156.5	1.7	0.4	—	—	—	156.9	1.7
State and political subdivisions	18.8	1.4	—	—	—	—	18.8	1.4
Foreign government bonds	51.2	0.3	—	—	1.3	—	52.5	0.3
Asset-backed bonds	74.1	0.5	4.6	—	18.5	1.0	97.2	1.5
Collateralized mortgage-backed securities	227.9	2.7	—	—	—	—	227.9	2.7
Mortgage-backed securities	598.1	5.2	135.8	2.7	0.2	—	734.1	7.9
Indexed debt instruments	240.9	3.7	157.6	4.6	—	—	398.5	8.3
Redeemable preferred stock	—	—	—	—	104.6	37.1	104.6	37.1
Equity securities	—	—	0.8	0.2	0.3	0.2	1.1	0.4
Short-term investments	3.7	—	—	—	—	—	3.7	—

Total	$2,989.5	$46.8	$574.7	$23.3	$242.9	$48.9	$3,807.1	$119.0

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
Less Than 20% Loss Position:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$1,618.3	$31.3	$275.5	$15.8	$109.8	$8.2	$2,003.6	$55.3
U.S. government bonds	156.5	1.7	0.4	—	—	—	156.9	1.7
State and political subdivisions	18.8	1.4	—	—	—	—	18.8	1.4
Foreign government bonds	51.2	0.3	—	—	1.3	—	52.5	0.3
Asset-backed bonds	74.1	0.5	4.6	—	18.5	1.0	97.2	1.5
Collateralized mortgage-backed securities	227.9	2.7	—	—	—	—	227.9	2.7
Mortgage-backed securities	598.1	5.2	135.8	2.7	0.2	—	734.1	7.9
Indexed debt instruments	240.9	3.7	157.6	4.6	—	—	398.5	8.3
Equity securities	—	—	0.8	0.2	—	—	0.8	0.2
Short-term investments	3.7	—	—	—	—	—	3.7	—

Total	$2,989.5	$46.8	$574.7	$23.3	$129.8	$9.2	$3,694.0	$79.3

	Less than 7 months		7-12 months		More than 12 months		Total

		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
20%-50% Loss Position:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$—	$—	$—	$—	$8.2	$2.4	$8.2	$2.4
Redeemable preferred stock	—	—	—	—	104.6	37.1	104.6	37.1
Equity securities	—	—	—	—	0.3	0.2	0.3	0.2

Total	$—	$—	$—	$—	$113.1	$39.7	$113.1	$39.7

      There were no available-for-sale securities that were in more than a 50% loss position at December 31, 2003.

      The evaluation of OTTI for fixed income securities follows a three-step process of 1) screen and identify; 2) assess and document; 3) recommend and approve. In identifying potential OTTI’s, all securities that have a fair value less than 80% of amortized cost are screened. In addition, we monitor securities for general credit issues that have been identified and included on a watch list which may result in the potential impairment list including other securities that have a fair value at or greater than 80% of amortized cost. For asset backed securities, an impairment loss is established if the fair value of the security is less than amortized costs and there is an adverse change in estimated cash flows from the cash flows previously projected.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the determination is that the security is OTTI, it is written down to fair value. The write-down is reviewed and approved by senior management. The difference between amortized cost and fair value is charged to net income.

      During 2004 and 2003, the Company has recorded impairments on four issuers and twelve issuers of investments which were considered to be OTTI amounting to $6.4 million and $21.0 million, respectively.

Variable Interest Entities

      The following is a description of those interests for which the Company is considered the primary beneficiary as well as those for which the Company is not the primary beneficiary. If an enterprise is considered to be a primary beneficiary, the variable interest entity is consolidated.

Interests as Primary Beneficiary

      At December 31, 2004 and 2003, the Company had investments in limited partnerships, for which the Company provides indirect management functions to a non-registered investment company that invests in convertible securities, which have been consolidated rather than carried as equity method investments. Consolidation of the investments resulted in an increase in total assets, primarily fixed maturity securities, and total liabilities, primarily other liabilities, of $69.3 million and $62.5 million at December 31, 2004 and 2003, respectively. There was no change in stockholders’ equity or net income in either year. There is no recourse to the Company by creditors of the partnerships.

Interests Not as Primary Beneficiary

      The Company holds residual interests in structures that contain first and second lien residential mortgages. The purpose of these structures is to provide a form of financing for the lender. The investments were made in 1999, 2000 and 2001. At December 31, 2003, the total assets of these structures were $168.6 million and the Company’s maximum exposure to loss was its carrying value of the residual interests, which was $9.2 million. The residual interests were liquidated in 2004.

(4)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company’s outstanding derivative positions shown in notional or contract amounts, along with their carrying value and estimated fair values, are summarized as follows:

	December 31, 2004

	Notional	Carrying
	amount	value	Fair Value

	($ in thousands)
Interest rate swaps	$782,500	$453	$453
Credit default swaps	115,000	536	536
Options	3,200,051	159,997	159,997

	$4,097,551	$160,986	$160,986

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Notional	Carrying
	amount	value	Fair value

	($ in thousands)
Interest rate swaps	$616,500	$3,166	$3,166
Credit default swaps	150,000	599	599
Options	1,836,783	134,942	134,942

	$2,603,283	$138,707	$138,707

      The following table shows the maturities of derivative products as of December 31, 2004:

	Maturity Schedule by Year for Derivative Products

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014

	($ in thousands)
Interest rate swaps:
Notional amount	$90,000	$—	$187,000	$—	$25,000	$225,000	$—	$252,000	$—	$3,500
Weighted average:
Receive rate (A)	2.903%	3.021%	3.021%	2.785%	2.785%	2.724%	3.924%	3.924%	2.079%	2.079%
Pay rate (A)	2.460%	2.660%	2.660%	2.333%	2.333%	2.325%	3.962%	3.962%	4.790%	4.790%
Credit default swaps:
Notional amount	$30,000	$10,000	$15,000	$20,000	$40,000	$—	$—	$—	$—	$—
Weighted average:
Receive rate (B)	0.518%	0.405%	0.423%	0.391%	0.401%	—	—	—	—	—
Options:
Notional amount	$2,442,448	$660,126	$11,158	$6,997	$5,905	$19,420	$21,067	$23,232	$9,698	$—

(A)	The actual variable rates in the agreements are based on one-month LIBOR, three-month LIBOR or various credit indices, and the table assumes that such rates will remain constant at December 31, 2004, levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(B)	The actual rates in the agreements are fixed based on the amount of risk assumed at the time of the transaction.

      During 2004, 2003 and 2002, realized/unrealized gains (losses) on investments included an unrealized gain of $48.0 million, an unrealized gain of $62.9 million and an unrealized loss of $40.0 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within equity indexed products. Additionally, an unrealized gain has been recognized amounting to $8.5 million, an unrealized gain of $26.8 million and an unrealized loss of $5.2 million for 2004, 2003, and 2002, respectively, from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to contract liabilities for fair value changes in options embedded within the equity indexed products and fair value changes on total return strategy annuity contracts amounting to an increase in expense of $35.7 million, an increase in expense of $65.7 million, and a decrease in expense of $28.8 million in 2004, 2003 and 2002, respectively.

      In 2002, the Company undesignated two interest rate swap hedges and is now amortizing the net loss for those hedges in accumulated other comprehensive income (AOCI) into earnings over the remaining life of the swaps, which amounted to $0.9 million, $3.8 million, and $4.4 million expense in 2004, 2003 and 2002, respectively. In addition, AOCI included an unrealized gain for interest rate swaps which are used as a cash flow hedge to hedge floating rate funding agreement liabilities. The net change in AOCI, including amortization related to the discontinued hedges, amounted to $0.4 million, $2.5 million and $3.4 million in 2004, 2003 and 2002, respectively. At December 31, 2004, AOCI included $0.3 million of remaining

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative gains associated with the undesignated swaps. The Company estimates that less than $0.1 million after-tax of derivative losses will be reclassified into earnings within the next twelve months.

      The following table summarizes the income (loss) impact of the market value adjustment on trading securities and derivatives and the cash flow hedge amortization:

	Year Ended December 31, 2004

	Total Return	Equity Linked
	Products	Products	Other	Total

	($ in thousands)
Fixed maturity securities held for trading	$7,522	$—	$1,011	$8,533
Options	—	50,082	(2,068)	48,014
Market value adjustment to liabilities	(9,291)	(27,657)	1,296	(35,652)
Cash flow hedge amortization	—	—	(908)	(908)
DAC amortization impact of net adjustments above	103	(8,595)	—	(8,492)

Pre-tax total	(1,666)	13,830	(669)	11,495
Income taxes	583	(4,840)	234	(4,023)

After-tax total	$(1,083)	$8,990	$(435)	$7,472

	Year Ended December 31, 2003

	Total Return	Equity Linked
	Products	Products	Other	Total

	($ in thousands)
Fixed maturity securities held for trading	$24,593	$—	$2,227	$26,820
Options	—	58,711	4,238	62,949
Market value adjustment to liabilities	(17,894)	(50,454)	2,607	(65,741)
Cash flow hedge amortization	—	—	(3,827)	(3,827)
DAC amortization impact of net adjustments above	751	(4,563)	(3,231)	(7,043)

Pre-tax total	7,450	3,694	2,014	13,158
Income taxes	(2,607)	(1,293)	(705)	(4,605)

After-tax total	$4,843	$2,401	$1,309	$8,553

	Year Ended December 31, 2002

	Total Return	Equity Linked
	Products	Products	Other	Total

	($ in thousands)
Fixed maturity securities held for trading	$(4,349)	$—	$(841)	$(5,190)
Options	—	(42,693)	2,674	(40,019)
Market value adjustment to liabilities	(10,816)	39,595	(20)	28,759
Cash flow hedge amortization	—	—	(4,351)	(4,351)
DAC amortization impact of net adjustments above	(789)	(1,418)	488	(1,719)

Pre-tax total	(15,954)	(4,516)	(2,050)	(22,520)
Income taxes	5,584	1,581	717	7,882

After-tax total	$(10,370)	$(2,935)	$(1,333)	$(14,638)

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

(5) MORTGAGE LOANS

      Mortgage loans consisted of the following:

	December 31,

	2004	2003

	($ in thousands)
Single-family real estate	$381	$122,486
Multi-family real estate	83,528	76,151
Commercial real estate	780,660	775,338
Commercial	1,164	1,247

	865,733	975,222
Allowance for credit losses	—	(6,650)

	$865,733	$968,572

      The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. At December 31, 2004, the states with the highest concentration of mortgage loans were Texas, Florida, California and Ohio with carrying values of $137.2 million, $115.4 million, $93.6 million and $50.7 million, respectively.

      The amounts the Company will ultimately realize from these loans could differ materially from their carrying values because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans and leases. As of December 31, 2004, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured.

      No mortgage loan on any one individual property exceeded $9.0 million at December 31, 2004 and 2003.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Provisions for losses are summarized as follows:

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Balance at beginning of year	$6,650	$15,373	$17,250
Reduction in provision for loan losses, net	(6,650)	(8,723)	(1,877)

Balance at end of year	$—	$6,650	$15,373

(6)	DEFERRED POLICY ACQUISITION COSTS

      A summary of the policy acquisition costs deferred and amortized are as follows:

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Balance at beginning of year	$1,140,528	$897,762	$621,233
Policy acquisition costs deferred	384,342	348,130	346,916
Policy acquisition costs amortized	(132,571)	(105,364)	(59,805)
Reclassification of deferred VOBA expense	—	—	(10,582)
Amortization impact of adopting SOP 03-1	2,185	—	—

	1,394,484	1,140,528	897,762
Unrealized gain on available-for-sale securities	(146,475)	(118,672)	(87,545)

Balance at end of year	$1,248,009	$1,021,856	$810,217

(7)	VALUE OF BUSINESS ACQUIRED

      A summary of VOBA established and amortized is as follows:

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Balance at beginning of the year	$506,845	$571,926	$614,028
VOBA established during the year	5,895	9,219	19,183
Amortization of VOBA asset	(72,292)	(74,300)	(71,867)
Reclassification from deferred DAC expense	—	—	10,582

	440,448	506,845	571,926
Unrealized gain on available-for-sale securities	(65,656)	(87,263)	(117,767)

Balance at end of year	$374,792	$419,582	$454,159

      Amortization is recognized in proportion to expected future gross margins over a 20 year period and is based on the average interest crediting rates which range from 3.18% to 5.96% for 2004 and over the next five years. Interest accrued on the unamortized VOBA amounted to $26.4 million, $30.8 million and $32.1 million in 2004, 2003 and 2002, respectively, which is netted with the VOBA amortization expense.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated amortization for in force business for the next five years is as follows ($ in thousands):

2005	$56,687
2006	50,814
2007	47,235
2008	43,141
2009	38,598

(8)	NOTES PAYABLE

      Notes payable consist of the following:

	December 31,

	2004	2003

	($ in thousands)
Optionally Convertible Equity-linked Accreting Notes due on March 6, 2032(A)	189,212	187,723
PRIDES notes(B)	143,750	143,750
Senior notes bearing interest at 6.95% due June, 2005	125,000	125,000
AmerUs Capital I 8.85% Capital Securities Series A due February 1, 2027(C)	50,755	50,755
Revolving credit agreement(D)	—	27,000
Surplus notes bearing interest at 8.66% due on April 11, 2011(E)	25,000	25,000
Federal Home Loan Bank community investment long-term and short-term advances with a weighted average interest rate of 6.38% at December 31, 2004 and 3.04% at December 31, 2003, maturing at various dates through June 12, 2012(F)	12,588	$36,873
Other notes bearing interest at rates ranging from 3.00% to 8.75% due from 2012 to 2028	24,850	25,795

	$571,155	$621,896

(A)	On March 6, 2002, the Company issued $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. In 2004, the Company exchanged the OCEANs, which were previously all convertible into shares of the Company’s common stock, to being convertible into a combination of cash and shares of common stock. Upon conversion, cash is to be paid equal to the accreted principal amount and shares are to be issued for the difference between the total conversion value and the accreted principal amount. The total conversion value is equal to the accreted principal amount divided by an initial conversion price (subject to adjustment) of $37.60 per share multiplied by the volume weighted average price of the Company’s common stock for the ten day trading period before conversion. The yield on the OCEANs (without taking into account contingent interest) is 3.83% per annum compounded semiannually through March 6, 2007 and 2.28% per annum compounded semiannually from March 6, 2007 through maturity. A portion of the yield is paid semiannually at a rate of 2.00% per annum on the issue price. The difference between the yield and the interest paid is accreted to the OCEANs principal. In addition, contingent interest will be paid quarterly based on the regular cash dividend on the Company’s common stock. The Company has agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to the Company’s capital stock during any period in which the stated interest on the OCEANs has been deferred.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(B)	On May 28, 2003, the Company issued $125.0 million of PRIDES which were registered on Form S-3 filed with the Securities and Exchange Commission. On June 5, 2003, the underwriters exercised their over- allotment option in full and the Company issued an additional $18.8 million of PRIDES. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase the Company’s common stock. The note has a minimum term of 4.75 years, which may be extended by the Company in certain circumstances. The PRIDES have quarterly payments of interest at an annual rate of 5.5% and quarterly contract adjustment payments at an annual rate of 0.75%, both payable on February 16, May 16, August 16, and November 16 of each year, commencing August 16, 2003. Under the purchase contract, holders of each contract are required to purchase the Company’s common stock on the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of the Company’s common stock at the settlement date. The value of the common stock to be issued upon settlement of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of the Company’s common stock (which is measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. The present value of the contract adjustment payment, amounting to $2.9 million, has been reflected as an other liability with a corresponding charge to additional paid-in capital. Subsequent contract adjustment payments will be allocated between the liability and interest expense based on a constant rate over the life of the PRIDES. Expenses incurred with the offering were allocated between the senior notes and the purchase contracts. The expenses allocated to the senior notes, amounting to $0.8 million, have been capitalized and will be recognized as interest expense over the term of the notes. The expense allocated to the purchase contracts, totaling $4.4 million, was charged to additional paid-in capital. The Company has agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to the Company’s capital stock during any period in which the contract adjustment payments to holders have been deferred.

(C)	The Capital Securities were issued through a wholly-owned subsidiary trust, AmerUs Capital I. The sole asset of the trust is the junior subordinated debentures of the Company in the principal amount of $88.66 million with interest at 8.85% maturing February 1, 2027. The Company has fully and unconditionally guaranteed the obligation of the trust under the Capital Securities and is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007. On March 26, 2002, $20.8 million of the Capital Securities were repurchased which did not result in a material gain. Dividends on capital stock cannot be paid until all accrued interest on the Capital Securities has been paid. AmerUs Capital I is a finance subsidiary which was deconsolidated in accordance with FIN 46 in 2003, as the securities holders are considered the primary beneficiaries rather than AmerUs Group Co. The deconsolidation of AmerUs Capital I resulted in an increase in total assets and total liabilities of $2.7 million and no change in stockholders’ equity or net income.

(D)	The revolving credit agreement provides for a maximum borrowing of $200 million with the balance maturing in December 2007. The interest rate is variable; however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

(E)	Payment of interest and principal on the surplus note, may only be paid from ILIC’s earnings, subject to approval by the Indiana Department of Insurance.

(F)	The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). The carrying value of the securities pledged to the FHLB under all agreements was $13.2 million at December 31, 2004.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of notes payable are as follows for each of the next five years are as follows ($ in thousands):

Year ending December 31,
2005	$126,051
2006	991
2007	1,063
2008	144,891
2009	987
Thereafter	297,172

$571,155

(9)	INCOME TAXES

      Comprehensive federal income tax expense (benefit) is summarized as follows:

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Income tax expense (benefit)
Continuing operations	$39,041	$78,610	$28,375
Other comprehensive income	16,235	647	40,844
Cumulative effect of change in accounting	(275)	(698)	—
Discontinued operations	2,571	1,238	1,389

	$57,572	$79,797	$70,608

      The effective income tax rate on pre-tax income varies from the prevailing corporate federal income tax rate and is summarized as follows:

	Years ended December 31,

	2004	2003	2002

Corporate federal income tax rate	35.00%	35.00%	35.00%
Acquisitions costs and reorganization expenses	—	—	0.53%
Net benefit of tax credits	(0.08)%	—	(0.19)%
Dividend received deduction	(0.73)%	(0.80)%	(0.42)%
Tax exempt income	(2.06)%	(2.14)%	(5.37)%
Prior year overpayments	(1.61)%	—	—
Provision releases	(7.31)%	—	—
Deferred income tax asset valuation allowance change	(7.18)%	—	—
Other items, net	1.07%	0.80%	2.28%

Effective tax rate	17.10%	32.86%	31.83%

      The effective income tax rate for 2004 was lowered by a reduction in the income tax accrual and a change in the deferred tax asset valuation allowance. Approximately $3.7 million of the accrual reduction represents an overpayment of tax in prior years for which a refund is expected. There were also accrual reductions of $16.7 million for the release of provisions originally established for potential tax adjustments which have been settled or eliminated. In addition, a deferred tax valuation allowance was reduced $16.4 million as a result of

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the realization of capital loss carry forwards. The effective income tax rate for 2003 and 2002 varied from the prevailing corporate rate primarily due to tax exempt income.

      The Company’s federal income tax expense (benefit) from continuing operations is summarized as follows:

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Current	$(9,176)	$11,841	$41,958
Deferred	48,217	66,769	(13,583)

Total income tax expense	$39,041	$78,610	$28,375

      The significant components of net deferred income tax assets (liabilities) are summarized as follows:

	December 31,

	2004	2003

	($ in thousands)
Deferred income tax assets:
Policy reserves, policyowner funds and dividends	$791,179	$728,015
DAC, capitalized bonus interest, and VOBA related to unrealized appreciation on available-for-sale securities and investments reflected in AOCI	81,273	78,092
Employee benefits and deferred compensation	40,303	26,202
Credit carryover	38,697	69,265
Other	14,204	5,989

Total gross deferred income tax asset	965,656	907,563
Valuation allowance	5,899	22,300

	959,757	885,263

Deferred income tax liabilities:
DAC and capitalized bonus interest	(449,964)	(333,321)
Net unrealized appreciation on available-for-sale securities and investments reflected in AOCI	(142,773)	(123,339)
VOBA	(154,133)	(178,204)
Reinsurance receivables	(241,340)	(246,979)
Other invested assets	(88,517)	(55,872)
Other	(28,362)	(28,409)

Total gross deferred income tax liability	(1,105,089)	(966,124)

Net deferred income tax liability	$(145,332)	$(80,861)

      The Company is required to establish a “valuation allowance” for any portion of the deferred tax asset that management believes will not be realized. A valuation allowance has been established at December 31, 2004 and 2003 for certain credit carryovers which may not be realized and capital loss carryforwards at December 31, 2003.

      Federal income tax returns for the Company for years through 1996 are closed to further assessment of taxes. Federal income tax returns of the Company for 1997 and 1998 are in the final stages of appeals

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mediation but are not yet final. The Internal Revenue Service has completed examining federal income tax returns of the Company for 1999 through 2001, with some issues being referred to appeals. The Internal Revenue Service is examining federal income tax returns for 2002 and 2003. Management believes adequate provisions have been made for any additional taxes which may become due with respect to open years.

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

      The Company also has nonqualified defined benefit pension plans to provide supplemental retirement benefits to certain agents and executives. The measurement date for all defined benefit plans is December 31. The defined benefit plans’ funded status, reconciled to amounts recognized in the consolidated financial statements is as follows:

	December 31,

	2004	2003

	($ in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$86,911	$79,913
Service cost	—	—
Interest cost	5,148	5,178
Actuarial loss	6,961	5,604
Settlements and termination benefits	—	1,570
Actual benefits paid	(6,140)	(5,354)

Benefit obligation at end of year	$92,880	$86,911

Change in plan assets:
Fair value of plan assets at beginning of year	$68,515	$67,713
Actual return on plan assets	5,195	5,523
Company contribution	730	633
Benefits paid and transfers	(6,140)	(5,354)

Fair value of plan assets at end of year	$68,300	$68,515

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	($ in thousands)
Reconciliation of funded status
Accumulated benefit obligation	$(92,880)	$(86,911)

Projected benefit obligation	$(92,880)	$(86,911)
Market value of plan assets	68,300	68,515

Funded status	(24,580)	(18,396)
Unrecognized transition obligation	(3)	(4)
Unrecognized prior service cost	390	415
Unrecognized net loss	16,990	10,488

Accrued benefit cost	$(7,203)	$(7,497)

Amounts recognized in the consolidated balance sheet consist of:
Liabilities
Accrued pension cost	$(9,450)	$(9,385)
Additional minimum liability	(17,378)	(10,899)
Assets
Prepaid pension cost	2,247	1,888
Intangible asset	405	431
Accumulated other comprehensive income	16,973	10,468

Net accrued pension cost	$(7,203)	$(7,497)

Weighted-average assumptions used to determine obligations at December 31:
Discount rate	5.50%	6.00%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used to determine net periodic pension cost for fiscal year:
Discount rate	6.00%	6.50%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	5,148	5,178	5,368
Expected return on plan assets	(4,959)	(4,905)	(4,934)
Amortization of transition obligation	(1)	(1)	(1)
Amortization of prior service cost	25	(24)	(49)
Amortizaton of actuarial loss	223	44	39

Net periodic benefit cost	436	292	423
Settlement cost	—	1,570	—

Total expense	$436	$1,862	$423

      Three of the defined benefit pension plans, with liabilities of $9.4 million, do not have separate plan assets. The frozen pension plan, which has a prepaid benefit cost of $2.2 million at December 31, 2004, has plan assets.

      The plan assets are invested prudently in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. All policies and procedures are designed to ensure the plan’s investments are in compliance with the Employee Retirement Security Act. Guidelines are established defining permitted investments within each asset class. The plan employs a total return on investment approach, whereby a mix, which is broadly similar to the current asset allocation, of equity securities, debt securities and other assets is targeted to maximize the long-term return on assets for a given risk. Investment return and risk is monitored on an ongoing basis by the firm’s Pension Committee through periodic reviews, meetings with investment managers and liability measurements. The allocation of the fair value of plan assets at December 31, 2004 and 2003 is as follows:

	December 31,

	2004	2003

Debt securities	53%	80%
Equity securities	44%	12%
Other	3%	8%

Benefit obligation at end of year	100%	100%

      The Company estimates the long-term rate of return on plan assets will be 7.5% based upon a strategic, long-term asset allocation mix. The long-term rate of return was based on the reasonable range of rates determined by a combination of long-term historical asset returns and expected value to be generated through active management.

      The Company expects to contribute $1.0 million to the defined benefit plans in 2005. The following benefit payments which reflect expected future service, as appropriate, are expected to be paid: $5.8 million in 2005; $5.8 million in 2006; $5.9 million in 2007; $6.0 million in 2008; and $5.9 million in 2009.

Defined Contribution Pension Plans

      The Company has a defined contribution savings and retirement plan. Company contributions are non-discretionary and consist of a matching contribution of an amount equal to 125 percent of the first 4 percent of

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee contributions and an annual core contribution of an amount equal to 4 percent of annual employee compensation. The Company uses a combination of cash and Company common stock for the annual contribution. The shares for this purpose are provided by the Company’s Employee Stock Ownership Plan (ESOP). Compensation expense for the employer match and annual contribution amounted to $7.2 million, $7.0 million and $6.6 million, in 2004, 2003 and 2002, respectively.

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

      The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, as unallocated shares are allocated a reduction in the annual defined contribution savings and retirement plan liability is reported equal to the current market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations.

      The ESOP shares were as follows:

	Years ended December 31,

	2004	2003	2002

Allocated shares	272,653	293,278	259,671
Unallocated shares	—	—	45,773

Total LESOP shares	272,653	293,278	305,444

Fair market value of unallocated shares (in thousands)	$—	$—	$1,294

Nonqualified and Deferred Compensation Plans

      The Company has nonqualified benefit, deferred compensation and bonus plans covering certain agents, directors and officers in addition to the defined benefit plans previously described. Accumulated benefits of these plans are primarily unfunded and are included in other liabilities at December 31, 2004 and 2003, amounting to $89.6 million and $76.0 million, respectively. Total expense for these plans amounted to $17.7 million, $12.7 million and $6.5 million for 2004, 2003 and 2002, respectively.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,

	2004	2003

	($ in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$17,647	$16,239
Service cost	267	283
Interest cost	956	1,021
Plan participants’ contributions	421	469
Actuarial loss	615	1,270
Curtailments	(953)	—
Actual benefits paid	(1,833)	(1,635)

Benefit obligation at end of year	$17,120	$17,647

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	1,412	1,166
Plan participant contribution	421	469
Benefits paid	(1,833)	(1,635)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Accumulated postretirement benefit obligation	$(17,120)	$(17,647)
Market value of plan assets	—	—

Funded status	$(17,120)	$(17,647)
Unrecognized prior service cost	391	454
Unrecognized net loss	2,863	2,293

Accrued benefit cost	$(13,866)	$(14,900)

	December 31,

	2004	2003

Weighted-average assumptions for year end obligation determination as of December 31:
Discount rate	5.50%	6.00%
Initial weighted health care cost trend rate	11.00%	12.00%
Ultimate health care cost trend rate	5.00%	5.00%
Years to ultimate trend	6	7
Weighted-average assumptions for expense determination for fiscal year:
Discount rate	6.00%	6.50%

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Components of benefit expense:
Service cost	$267	$283	$345
Interest cost	956	1,021	1,087
Amortization of prior service cost	64	64	63
Amortization of net loss	43	—	—

Net periodic benefit cost	1,330	1,368	1,495
Curtailment charges	(953)	—	—

Total expense	$377	$1,368	$1,495

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2004:

	1% Point	1% Point
	Increase	(Decrease)

	($ in thousands)
Effect on total of service and interest cost components	$52.7	$(47.8)
Effect of postretirement benefit obligation	$915.9	$(816.5)

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

      The Company expects to contribute $1.6 million to the post-retirement benefit plans in 2005. The following benefit payments which reflect expected future service, as appropriate, are expected to be paid: $1.6 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $1.6 million in 2008; and $1.6 million in 2009.

(11)	REINSURANCE

      The Company has indemnity reinsurance agreements with various companies whereby life insurance in excess of its retention limits is reinsured. The Company’s retention of the net amount at risk is generally between $150,000 and $500,000. Insurance in force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 2004 and 2003, totaled approximately $77.4 billion and $75.3 billion, respectively. The Company has entered into modified coinsurance arrangements to cede between 70% and 80% of certain annuity products. Under this arrangement, the Company transfers the risks and rewards of the business to the assuming company; however, the ceding company retains the assets and liabilities associated with the business.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net premiums and amounts earned were as follows:

	Years ended December 31,

	2004	2003	2002

	($ in thousands)
Direct premiums and amounts assessed against policyholders	$358,300	$377,588	$419,503
Reinsurance assumed	40,188	45,854	49,544
Reinsurance ceded	(130,822)	(126,254)	(117,747)

Net premiums and amounts earned	$267,666	$297,188	$351,300

      Reinsurance recoveries on ceded reinsurance contracts were $222.6 million, $222.1 million and $134.2 million during 2004, 2003 and 2002, respectively.

(12)	COMMITMENTS AND CONTINGENCIES

      At December 31, 2004, the Company is obligated to make future capital contributions to various partnerships of up to $0.5 million. We also have commitments to extend credit for mortgages totaling $36.6 million at December 31, 2004. In addition, at December 31, 2004, the Company had loan guarantees which totaled $1.5 million.

      The Company had an agreement with Bank One, N.A. whereby the Company guarantees the payment of loans made to certain of the Company’s managers and executives for the purpose of purchasing Common Stock pursuant to the Stock Purchase Program. The liability of the Company in respect of the principal amount of loans is limited to $3.3 million as of December 31, 2003, which was repaid in March 2004.

      AmerUs and its joint venture partner are contingently liable in the event Ameritas Variable Life Insurance Company (AVLIC) cannot meet its obligations. At December 31, 2004, AVLIC had statutory assets of $2,441.6 million, liabilities of $2,331.4 million, and surplus of $110.2 million.

      The Company leases office space under various operating leases with terms through 2007. Rental expense for operating leases amounted to $5.3 million, $5.4 million and $5.3 million in 2004, 2003 and 2002, respectively. At December 31, 2004, future minimum annual lease commitments under these non-cancelable operating leases were as follows ($ in thousands):

Year ending December 31,
2005	$6,876
2006	5,255
2007	5,132
2008	872
2009	570
Thereafter	—

$18,705

      In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. In addition, regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conduct examinations concerning the Company’s compliance with insurance and other laws. The Company responds to such inquiries and cooperates with regulatory examinations in the ordinary course of business.

      Currently, the Company and/or certain of its subsidiaries are defendants in class action lawsuits brought in California state courts on behalf of purchasers of insurance products and related services. These class action lawsuits relate to the use of purportedly inappropriate sales techniques and products for the senior citizen market. The plaintiffs in these lawsuits are seeking a variety of damages including restitution of all surrender charge penalties, injunctive relief, punitive and other indirect damages and attorneys fees. Additionally, on February 10, 2005, the California Attorney General and the California Commissioner of Insurance filed a complaint in California Superior Court for the County of Los Angeles against certain of the Company’s subsidiaries, including Family First Advanced Estate Planning and Family First Insurance Services, and certain third parties alleging conduct similar to that alleged in the class actions. The complaint alleges, among other things, that the defendants engaged in the unauthorized practice of law, claims related to the suitability of the products for, and the manner in which they were sold to, the senior citizen market and other violations of California’s insurance laws. The plaintiffs seek civil penalties, restitution, injunctive relief and other relief and damages. The Company believes it has appropriate defenses against these lawsuits and intends to vigorously defend its position.

      The Company’s pending litigation (including without limitation the proceedings described in the immediately preceding paragraph) is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. Given these uncertainties, the Company is unable to estimate the possible loss or range of loss that may result from the Company’s pending litigation. It is possible that the Company’s results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to the Company’s pending claims and legal actions, would have no material effect on its operations and financial position.

(13)	STOCKHOLDERS’ EQUITY

      Generally, the stockholders’ equity of the Company’s insurance subsidiaries available for distribution to the Company is limited to the amounts that the insurance subsidiaries’ net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 2005, the Company’s insurance subsidiaries can distribute approximately $186 million in the form of dividends to the Company without prior approval of such regulatory authorities.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option plans follows:

	Years Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding, beginning of year	3,134,770	$27.91	2,735,363	$27.64	2,370,134	$24.64
Granted at market price	359,555	37.44	531,082	27.03	626,086	37.95
Exercised	(377,615)	28.03	(131,065)	17.10	(151,501)	22.87
Forfeited	(42,152)	31.91	(610)	32.26	(109,356)	26.90

Outstanding, end of year	3,074,558	$28.97	3,134,770	$27.91	2,735,363	$27.64

Exercisable, end of year	2,177,544	$27.27	2,159,777	$26.48	1,859,471	$24.99

      The following table summarizes information about stock options outstanding under the Company’s option plans as of December 31, 2004:

Options Outstanding

		Weighted	Weighted
Range	Remaining	average	average
of exercise	options	contractual	exercise
prices	outstanding	life in years	price

$13.37 - $17.82	26,896	0.2	$15.80
$17.83 - $22.28	759,723	4.1	19.92
$22.29 - $26.73	97,683	4.4	23.53
$26.74 - $31.19	1,125,781	6.2	28.31
$31.20 - $35.64	179,720	5.3	33.02
$35.65 - $40.10	884,755	7.7	37.75

	3,074,558	6.0	$28.97

      The following table summarizes information about stock options exercisable under the Company’s option plans as of December 31, 2004:

Options Exercisable

		Weighted
Range		average
of exercise	Options	exercise
prices	exercisable	price

$13.37 - $17.82	26,896	$15.80
$17.83 - $22.28	759,723	19.92
$22.29 - $26.73	97,683	23.53
$26.74 - $31.19	751,503	29.00
$31.20 - $35.64	150,267	32.69
$35.65 - $40.10	391,472	37.85

	2,177,544	$27.27

      The Company applies the intrinsic value method of Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans for employees, officers and non-employee directors.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For pro forma purposes, the fair value of options granted was estimated on the date of grant using the Black-Scholes pricing model with an expected life equal to the contractual expiration and the following weighted average assumptions:

	2004	2003	2002

Expected Volatility	28.00%	34.00%	32.00%
Risk-free Interest Rate	4.47%	4.31%	5.39%
Dividend Yield	1.11%	1.48%	1.06%
Weighted average fair value of options granted	$15.26	$11.43	$17.57

Non-vested Stock

      The Company has awarded common stock to eligible employees and non-employee directors under two of the stock incentive plans. The plans have restriction periods of one to five years tied to employment and/or service. The awards are recorded at the market value on the date of the grant as unearned compensation since common shares were legally issued on that date. The initial values of these grants are amortized over the restriction periods, net of forfeitures.

      Non-vested stock and compensation expense information is as follows:

	Years Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	shares	price	shares	price	shares	price

Outstanding, beginning of year	57,374	$29.72	31,927	$33.51	51,635	$29.36
Granted at market price	19,070	40.20	36,110	27.39	13,149	33.70
Exercised	(18,544)	32.79	(10,663)	33.15	(23,857)	24.66
Forfeited	(7,000)	26.97	—	—	(9,000)	33.45

Outstanding, end of year	50,900	$32.91	57,374	$29.72	31,927	$33.51

Compensation expense ($ in thousands)		$504		$521		$554

Stock Appreciation Rights

      As part of the stock incentive plans for employees and non-employees, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant stock appreciation rights (“SARs”) to employees, officers, agents and other non-employees. Issuance of SARs is made at the sole discretion of the Human Resources and Compensation Committee of the Board of Directors. The terms and conditions under this plan are the same as under the employee stock incentive plans.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s SARs are summarized as follows:

	Years Ended December 31,

	2004		2003		2002

	Number	Weighted	Number	Weighted	Number	Weighted
	of	average	of	average	of	average
	shares	value	shares	value	shares	value

Outstanding, beginning of year	54,567	$28.20	46,400	$27.28	39,233	$24.58
Granted at market price	12,999	39.66	16,000	27.80	12,000	35.30
Exercised	(11,167)	26.05	(7,833)	21.80	(2,833)	22.06
Forfeited	(1,500)	35.30	—	—	(2,000)	29.85

Outstanding, end of year	54,899	$31.16	54,567	$28.20	46,400	$27.28

Compensation expense ($ in thousands)		$332		$166		$(140)

Long-term Incentive Plan

      As part of the stock incentive plans for employees and non-employees, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant awards to senior officers in connection with a long-term incentive plan. The plan provides for an initial grant of units. The units are earned over a multi-year period and the number of units earned varies with the level of performance achieved over such performance period. The number of units earned range from zero to 200% of the initial units granted. The final value of each unit earned will be equal to the Company’s stock price on the pay-out date. Awards will be paid in common stock or such other consideration as the committee may determine. Awards under this plan are subject to the terms and conditions of the employee stock incentive plans. In 2004, there were 60,800 units issued of which 4,000 units were forfeited during the year. As of December 31, 2004, there were 56,800 units outstanding under the plan. Compensation expense for the plan amounted to $2.5 million and none in 2004 and 2003, respectively.

Management Incentive Payment Deferral Plan

      The Company has a management incentive payment deferral plan under which eligible employees can elect to defer their year-end cash bonuses. The Human Resources and Compensation Committee of the Board of Directors determines each year the maximum amount of deferral and percentage of match by the Company. Employees can defer up to 100% of bonuses received (50% for bonuses received prior to May 10, 2001). Participant deferrals are 50% matched by the Company up to a maximum match of $10,000 in 2004 and 2003 and a maximum match of $20,000 in 2002. The total deferrals, including participant deferrals and Company match, have a restriction period of three years during which the deferrals cannot be paid out except for certain specified events.

      Prior to 2003, deferrals and match amounts were valued based on the fair value of a share of the Company’s common stock and at settlement were paid in cash. Beginning in 2003, deferrals and match amounts are used to purchase units equal in value to a share of the Company’s common stock. Shares of common stock are distributed at the end of the restriction period. At December 31, 2004 and 2003, the value of the vested and partially vested units outstanding amounted to $0.6 and $0.7 million, respectively, which is included in unearned compensation in stockholders’ equity in the consolidated balance sheet.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Warrants

      In conjunction with the acquisition of AmVestors, the Company had outstanding warrants to purchase shares of the Company’s Common Stock. The warrants were exercisable at $24.42 per share and expired on April 2, 2002. There was no compensation expense recorded in 2002 for the warrants.

(14)	STATUTORY ACCOUNTING PRACTICES

      The Company’s insurance subsidiaries had statutory net income of approximately $169 million for 2004, statutory net income of $60 million for 2003 and statutory net loss of $30 million for 2002. The Company’s insurance subsidiaries’ statutory surplus and capital was approximately $1,046 million and $828 million at December 31, 2004 and 2003, respectively. The minimum capital and surplus requirements are met in all the states in which the insurance subsidiaries are domiciled.

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

(15)	DEMUTUALIZATION COSTS

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

      The Company listed its office building located in Indianapolis, Indiana, with a real estate broker in 2003, and the Company substantially vacated this location as a result of staff reductions. In addition, the Company moved those employees who are going to continue to work in Indianapolis to a new location. The Company determined that the plan of sale criteria in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been meet. Accordingly, the carrying value of the building was adjusted to its fair value less costs to sell, amounting to $15.5 million, which was based upon comparable properties recently marketed in Indianapolis. The resulting $7.7 million pre-tax impairment loss was recorded as restructuring cost in the

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of income in 2003. The carrying value of the building held for sale was included in the other assets line item of the consolidated balance sheet and was an asset of the protection products segment which amounted to $15.5 million on December 31, 2003. During 2004, the building was sold resulting in a pre-tax realized capital loss of $11.8 million.

      During 2003, the Company initiated and executed a restructuring plan to merge one of its subsidiaries, IL Annuity, into its parent, ILIC. The merger was effective June 30, 2003 and total restructuring costs associated with this plan amounted to $2.5 million pre-tax, which primarily consisted of legal, accounting, and printing costs and the write off of $2.2 million of insurance licenses.

      Restructuring charges have been included as a separate item in the consolidated statement of income and include severance and termination benefits associated with the elimination of approximately 10 positions and 240 positions in 2003 and 2002, respectively. The other costs in 2003 primarily related to the impairment loss on the Indianapolis office building, expenses associated with the merger of IL Annuity into ILIC, and systems conversion costs. Other costs in 2002 primarily consisted of systems conversion and relocation of employees. Charges for all restructuring activities were completed in 2003. A summary of the pre-tax structuring charges are as follows:

	Accrual at			Payments	Accrual at
	December 31,	2004	Other	and	December 31,
	2003	Charge	Adjustments	Write-downs	2004

	($ in thousands)
Severance and termination benefits	$2,799	$—	$—	$(2,799)	$—
Other costs	1,214	—	—	(1,214)	—

	$4,013	$—	$—	$(4,013)	$—

	Accrual at			Payments	Accrual at
	December 31,	2003	Other	and	December 31,
	2002	Charge	Adjustments	Write-downs	2003

	($ in thousands)
Severance and termination benefits	$5,133	$3,494	$(486)	$(5,342)	$2,799
Other costs	1,012	20,332	(46)	(20,084)	1,214

	$6,145	$23,826	$(532)	$(25,426)	$4,013

	Accrual at				Accrual at
	December 31,	2002	Other	Cash	December 31,
	2001	Charge	Adjustments	Payments	2002

	($ in thousands)
Severance and termination benefits	$2,065	$9,869	$(342)	$(6,459)	$5,133
Other costs	36	11,936	(238)	(10,722)	1,012

	$2,101	$21,805	$(580)	$(17,181)	$6,145

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	EARNINGS PER SHARE (EPS)

	Years Ended December 31,

	2004			2003			2002

		Number of	Per Share		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount	Net Income	Shares	Amount

	($ in thousands, except share data)
Basic EPS
Net Income from Continuing Operations	$189,253	39,335	$4.81	$160,628	39,176	$4.10	$60,782	39,972	$1.52
Effect of dilutive securities
Options	—	672	(0.08)	—	370	(0.04)	—	404	(0.02)
PRIDES	—	834	(0.10)	—	72	(0.01)	—	—	—
OCEANs	—	294	(0.03)	—	—	—	—	—	—
Warrants	—	—	—	—	—	—	—	22	—

Diluted EPS	$189,253	41,135	$4.60	$160,628	39,618	$4.05	$60,782	40,398	$1.50

(18)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The estimated fair values of the Company’s significant financial instruments are as follows:

	December 31,

	2004		2003

	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

	($ in thousands)
Financial assets:
Securities available-for-sale:
Fixed maturity securities	$15,646,653	$15,646,653	$13,944,961	$13,944,961
Equity securities	77,024	77,024	74,890	74,890
Short-term investments	2,979	2,979	28,556	28,556
Securities held for trading purposes:
Fixed maturity securities	1,718,125	1,718,125	2,089,502	2,089,502
Equity securities	15,468	15,468	1,652	1,652
Short-term investments	—	—	591	591
Mortgage loans	865,733	909,761	968,572	1,034,373
Policy loans	486,071	486,071	494,646	494,646
Other investments (excluding derivatives)	213,254	213,254	242,208	242,208
Derivatives:
Interest rate swaps	453	453	3,166	3,166
Credit default swaps:	536	536	599	599
Options	159,997	159,997	134,942	134,942
Cash and cash equivalents	478,441	478,441	274,150	274,150
Separate account assets	248,507	248,507	261,657	261,657
Financial liabilities:
Policy reserves for annuities	$12,400,576	$11,443,678	$11,715,783	$10,893,778
Notes payable	571,155	494,713	621,896	507,792
Separate account liabilities	248,507	248,507	261,657	261,657

(19)	DISCONTINUED OPERATIONS

      In November 2003, the Company entered into an agreement to sell a wholly-owned subsidiary which conducts residential financing operations. The assets, liabilities and results of the residential financing operations have been classified as discontinued operations. The sale was completed in January 2004, resulting

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in an after-tax gain of $3.9 million. Income from discontinued operations net of tax was as follows ($ in thousands, except per share data):

	Years Ended December 31,

	2004	2003	2002

	($ in thousands, except share data)
Operating income from discontinued operations, net of income taxes of $1,238 in 2003 and $1,389 in 2002	$—	$1,815	$2,084
Gain on sale of discontinued operations, net of income taxes of $2,571 in 2004	3,899	—	—

	$3,899	$1,815	$2,084

Net income from discontinued operations per common share:
Basic	$0.10	$0.05	$0.05
Diluted	$0.09	$0.05	$0.06
Weighted average common shares outstanding:
Basic	39,334,798	39,175,924	39,972,328
Diluted	41,135,188	39,618,217	40,398,378

(20)	OPERATING SEGMENTS

      The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:

Protection Products

      The primary product offerings consist of interest-sensitive whole life, term life, universal life and equity indexed life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system, a Personal Producing General Agent (PPGA) system and Independent Marketing Organizations (IMOs).

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      4) Demutualization costs.

      5) Restructuring costs.

      6) Certain reinsurance adjustments.

      7) Other income from non-insurance operations.

      8) Interest expense.

      9) Income tax expense.

      10) Income from discontinued operations.

      11) Cumulative effect of changes in accounting.

      These items will fluctuate from period to period depending on the prevailing interest rate and economic environment or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of our operating segments.

      Premiums, product charges, policyowner benefits; insurance expenses; amortization of DAC; bonus interest, and VOBA; and dividends to policyowners are attributed directly to each operating segment. Net investment income and Closed Block realized capital gains and losses are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses, operations of the Company’s real estate management subsidiary, and accident and health insurance.

      Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of DAC, bonus interest, and VOBA as previously discussed, are not significant.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income

($ in thousands)

	Year Ended December 31, 2004

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$263,050	$2,602	$2,014	$267,666
Product charges	167,585	52,969	—	220,554
Net investment income	333,477	697,363	6,607	1,037,447
Realized/unrealized gains (losses) on closed block investments	(1,693)	—	—	(1,693)
Other income	3,573	64,212	2,101	69,886

	765,992	817,146	10,722	1,593,860
Benefits and expenses:
Policyowner benefits	379,749	472,208	179	852,136
Underwriting, acquisition, and other expenses	73,750	76,449	29,852	180,051
Amortization of DAC and VOBA, net of open block gain adjustment of $9,068	91,193	104,602	—	195,795
Dividends to policyowners	81,088	4	—	81,092

	625,780	653,263	30,031	1,309,074

Segment pre-tax operating income	$140,212	$163,883	$(19,309)	284,786

Realized/unrealized gains (losses) on open block assets				(36,786)
Unrealized gains (losses) on open block options and trading investments				56,547
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				(35,652)
Cash flow hedge amortization				(908)
Amortization of DAC and VOBA due to open block gains and losses				(9,068)
Other income from non-insurance operations				1,495

Income from continuing operations				260,414
Interest (expense)				(32,120)
Income tax (expense)				(39,041)
Income from discontinued operations, net of tax				3,899
Cumulative effect of change in accounting, net of tax				(510)

Net income				$192,642

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income

($ in thousands)

	Year Ended December 31, 2003

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$290,707	$4,114	$787	$295,608
Product charges	138,215	43,139	—	181,354
Net investment income	321,532	672,141	8,241	1,001,914
Realized/unrealized gains (losses) on closed block investments	9,326	—	—	9,326
Other income	4,224	61,849	988	67,061

	764,004	781,243	10,016	1,555,263
Benefits and expenses:
Policyowner benefits	387,068	491,932	(626)	878,374
Underwriting, acquisition, and other expenses	76,042	69,225	18,367	163,634
Amortization of DAC and VOBA, net of open block gain adjustment of $16,257	74,211	89,196	—	163,407
Dividends to policy owners	98,393	—	—	98,393

	635,714	650,353	17,741	1,303,808

Segment pre-tax operating income	$128,290	$130,890	$(7,725)	251,455

Realized/unrealized gains (losses) on open block assets				32,196
Unrealized gains (losses) on open block options and trading investments				89,769
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				(65,741)
Cash flow hedge amortization				(3,827)
Amortization of DAC and VOBA due to open block gains and losses				(16,257)
Reinsurance adjustments				3,854
Restructuring costs				(23,294)
Other income from non-insurance operations				1,237

Income from continuing operations				269,392
Interest (expense)				(30,154)
Income tax (expense)				(78,610)
Income from discontinued operations, net of tax				1,815
Cumulative effect of change in accounting, net of tax				(1,296)

Net income				$161,147

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income

($ in thousands)

	Year Ended December 31, 2002

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$341,602	$8,702	$996	$351,300
Product charges	103,145	41,349	—	144,494
Net investment income	335,111	660,470	5,676	1,001,257
Realized/unrealized gains (losses) on closed block investments	(2,400)	—	—	(2,400)
Other income	4,026	60,420	2,675	67,121

	781,484	770,941	9,347	1,561,772
Benefits and expenses:
Policy owner benefits	403,293	498,294	2,606	904,193
Underwriting, acquisition, and other expenses	80,319	68,585	13,363	162,267
Amortization of DAC and VOBA, net of open block gain adjustment of ($15,002)	63,267	83,407	—	146,674
Dividends to policy owners	104,866	—	—	104,866

	651,745	650,286	15,969	1,318,000

Segment pre-tax operating income	$129,739	$120,655	$(6,622)	243,772

Realized/unrealized gains (losses) on open block assets				(102,310)
Unrealized gains (losses) on open block options and trading investments				(45,209)
Change in option value of equity indexed products and market value adjustments on total return strategy annuities				28,759
Cash flow hedge amortization				(4,351)
Amortization of DAC and VOBA due to open block gains and losses				15,002
Demutualization costs				(1,186)
Restructuring costs				(21,225)
Other income from non-insurance operations				1,392

Income from continuing operations				114,644
Interest (expense)				(25,487)
Income tax (expense)				(28,375)
Income from discontinued operations, net of tax				2,084

Net income				$62,866

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Assets

($ in thousands)

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

December 31, 2004
Investments	$5,616,464	$13,470,899	$98,930	$19,186,293
DAC, capitalized bonus interest, and VOBA	868,309	892,030	—	1,760,339
Other assets	762,179	1,375,881	86,177	2,224,237

Total assets	$7,246,952	$15,738,810	$185,107	$23,170,869

December 31, 2003
Investments	$5,143,441	$12,780,990	$59,854	$17,984,285
DAC, capitalized bonus interest, and VOBA	789,725	749,987	—	1,539,712
Other assets	556,171	1,412,895	90,625	2,059,691

Total assets	$6,489,337	$14,943,872	$150,479	$21,583,688

December 31, 2002
Investments	$4,966,449	$11,941,384	$24,657	$16,932,490
DAC, capitalized bonus interest, and VOBA	691,849	646,549	—	1,338,398
Other assets	703,697	1,235,412	83,668	2,022,777

Total assets	$6,361,995	$13,823,345	$108,325	$20,293,665

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	QUARTERLY RESULTS (UNAUDITED)

2004 Quarterly Data

	Quarter Ended

	March 31	June 30	September 30	December 31

	($ in thousands, except share data)
Total revenues	$396,692	$343,934	$407,996	$466,494
Total benefits and expenses	$352,425	$283,301	$341,300	$377,676
Net income from continuing operations	$29,740	$48,776	$42,862	$67,875
Weighted average number of shares:
Basic	39,263,367	39,327,182	39,237,840	39,390,532
Diluted	40,466,149	40,977,178	41,053,772	41,986,455
Net income from continuing operations per share:
Basic	$0.76	$1.24	$1.09	$1.72
Diluted	$0.73	$1.20	$1.04	$1.63

      The diluted weighted average number of shares and diluted net income from continuing operations per share for September 30, 2004 were restated from the original reported results due to the impact of adopting EITF 04-8 for the new OCEANs.

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

AMERUS GROUP CO.

      All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

AmerUs Group Co.

      We have audited the consolidated balance sheets of AmerUs Group Co. as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 25, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial schedules listed on page S-1 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in note 1 to the consolidated financial statement, in 2004 the Company changed its method of accounting for certain non-traditional long-duration insurance contracts, in 2003 the Company changed its method of accounting for embedded derivatives associated with certain reinsurance agreements and in 2002 the Company changed its method of accounting for goodwill and other intangibles.

/s/ Ernst & Young LLP

Des Moines, Iowa

February 25, 2005

AMERUS GROUP CO.

SCHEDULE I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2004

			Amount at
			which Shown
	Amortized	Market	in the Balance
Type of Investment	Cost (1)	Value	Sheet

	($ in thousands)
Fixed Maturities:
Bonds
United States Government and government agencies and authorities	$2,239,576	$2,372,470	$2,372,470
States, municipalities and political subdivisions	64,917	66,026	66,026
Foreign governments	113,585	118,620	118,620
Public utilities	1,710,475	1,794,405	1,794,405
Convertibles and bonds with warrants attached	815,284	870,666	870,666
Indexed debt instruments	571,965	564,720	564,720
All other corporate bonds	11,263,903	11,537,728	11,537,728
Redeemable preferred stock	40,143	40,143	40,143

Total fixed maturities	16,819,848	17,364,778	17,364,778
Equity securities:
Common stocks
Banks, trust and insurance companies	62,876	62,675	62,675
Industrial, miscellaneous and all other	1,807	2,941	2,941
Non-redeemable preferred stocks	25,554	26,876	26,876

Total equity securities	90,237	92,492	92,492
Mortgage loans	865,733		865,733
Policy loans	486,071		486,071
Other long-term investments	373,820	374,240	374,240
Short-term investments	2,951	2,979	2,979

Total investments	$18,638,660		$19,186,293

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities, other long-term investments and short-term investments; original cost for equity securities; and unpaid principal balance for mortgage loans and policy loans.

AMERUS GROUP CO.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
(Parent Company)

	December 31,

	2004	2003

	($ in thousands)
ASSETS
Investments:
Fixed maturity securities available-for-sale at fair value	$45,030	$—
Equity securities available-for-sale at fair value	262	270
Other investments	52,771	52,758
Investments in subsidiaries, at equity	2,149,772	1,896,004
Cash and cash equivalents	32,880	7,574
Accrued investment income	—	1,125
Property and equipment	15,846	14,485
Income taxes receivable	16,862	—
Other assets	25,964	28,707

Total assets	$2,339,387	$2,000,923

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Parent Company)

	December 31,

	2004	2003

	($ in thousands)
Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses and other liabilities	$200,485	$42,424
Income taxes payable	—	4,872
Deferred income taxes	2,233	5,105
Notes payable	513,200	538,711

Total liabilities	715,918	591,112

Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 44,225,902 shares issued and 39,400,663 shares outstanding in 2004; 43,836,608 shares issued and 39,194,602 shares outstanding in 2003	44,226	43,836
Additional paid-in capital	1,198,379	1,184,237
Accumulated other comprehensive income	114,670	84,519
Unearned compensation	(1,238)	(1,361)
Retained earnings	431,911	255,006
Treasury stock	(164,479)	(156,426)

Total stockholders’ equity	1,623,469	1,409,811

Total liabilities and stockholders’ equity	$2,339,387	$2,000,923

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

(Parent Company)

	For the Years ended December 31,

	2004	2003	2002

	($ in thousands)
Revenues:
Equity in earnings of subsidiaries	$201,948	$186,633	$88,563
Net investment income	2,756	4,647	4,739
Realized/unrealized capital gains (losses)	(1,653)	(42)	874
Other income (loss)	2,787	274	(178)

	205,838	191,512	93,998
Expenses:
Operating expenses	22,310	12,919	8,906
Demutualization costs	—	—	954
Restructuring costs	—	3,034	11,021
Interest expense	28,484	26,635	22,165

	50,794	42,588	43,046

Income from continuing operations	155,044	148,924	50,952
Income tax benefit	33,699	15,072	14,593
Minority interest	—	(2,849)	(2,679)

Net income from continuing operations	188,743	161,147	62,866
Income from discontinued operations, net of tax	3,899	—	—

Net income	$192,642	$161,147	$62,866

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company)

	For the Years ended December 31,

	2004	2003	2002

	($ in thousands)
Cash flows from operating activities:
Net income	$192,642	$161,147	$62,866
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings	(201,948)	(186,633)	(88,563)
Dividends from subsidiaries	49,732	83,758	45,332
Realized investment (gains) losses	1,653	42	(874)
Minority interest	—	2,849	2,679
Change in:
Accrued expenses and other liabilities	135,338	(15,601)	7,176
Income taxes	(18,650)	16,265	(8,463)
Other, net	7,220	(15,040)	5,607

Net cash provided by operating activities	165,987	46,787	25,760

Cash flows from investing activities:
(Purchase) sale of investments	(44,429)	—	37
Proceeds from repayment of loans	—	—	3
Purchase of real estate	(2,016)	—	—
Other assets, net	7,155	—	403

Net cash (used in) provided by investing activities	(39,290)	—	443

Cash flows from financing activities:
Change in debt and capital securities, net	(25,511)	(84,664)	141,163
Allocation of shares in leveraged ESOP	—	1,597	1,333
Issuance of PRIDES	—	135,701	—
Retirement of company-obligated mandatorily redeemable capital securities	—	—	(20,805)
Capital contribution to subsidiaries	(66,745)	(102,696)	(58,930)
Purchase of treasury stock, net of issuance	(9,153)	—	(114,638)
Dividends paid to stockholders	(15,737)	(15,658)	(15,536)
Stock issued under various incentive plans, net of forfeitures	15,755	11,060	14,623
Other, net	—	(65)	(109)

Net cash used in financing activities	(101,391)	(54,725)	(52,899)

Net increase (decrease) in cash	25,306	(7,938)	(26,696)
Cash at beginning of period	7,574	15,512	42,208

Cash at end of period	$32,880	$7,574	$15,512

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

Condensed Financial Information of Registrant

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Parent Company)

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

(2)	Notes Payable

      Notes payable consist of the following:

	December 31,

	2004	2003

	($ in thousands)
OCEANS due on March 6, 2032 (A)	$189,212	$187,723
PRIDES notes (B)	143,750	143,750
Senior notes bearing interest at 6.95% due June 2005	125,000	125,000
Revolving Credit Agreement (C)	—	27,000
Junior Subordinated debentures bearing interest at 8.85% (D)	50,755	50,755
Other intercompany (eliminated in consolidation)	4,483	4,483

	$513,200	$538,711

(A)	On March 6, 2002, the Company issued $185 million aggregate original principal amount of OCEANs. The OCEANs are senior subordinated debt and were issued and sold in an original principal amount of $1,000 per OCEAN, with a principal amount at maturity of $1,270 per OCEAN. The maturity date of the OCEANs is March 6, 2032. The OCEANs will have aggregate principal amount at maturity of $235 million. The OCEANs were registered on Form S-3 filed with the Securities and Exchange Commission on September 20, 2002. In 2004, the Company exchanged the OCEANs, which were previously convertible into shares of the Company’s common stock, to now being convertible into a combination of cash and shares of common stock.

(B)	On May 28, 2003, the Company issued $125.0 million of PRIDES which were registered on Form S-3 filed with the Securities and Exchange Commission. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase the Company’s common stock. The note has a minimum term of 4.75 years, which may be extended by the Company in certain circumstances. Under the purchase contract, holders of each contract are required to purchase the Company’s common stock on the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of the Company’s common stock at the settlement date.

(C)	The revolving credit agreement provides for a maximum borrowing of $200 million with the balance maturing in December 2007. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

AMERUS GROUP CO.

Condensed Financial Information of Registrant

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Parent Company) — (Continued)

(D)	The Company issued $88.66 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with capital securities issued by the trust. The debentures bear interest at the rate of 8.85% and mature February 1, 2027.

      Maturities of notes payable are as follows for each of the next five years:

($ in thousands)

2005	$129,483
2006	—
2007	—
2008	143,750
2009	—
Thereafter	239,967

$513,200

AMERUS GROUP CO.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
($ in thousands)

	DAC,						Benefits,
	capitalized	Future policy		Other policy			claims,
	bonus	benefits, losses		claims &		Net	losses &	Amortization	Other
	interest, &	claims & loss	Unearned	benefits	Premium	investment	settlement	of DAC &	operating	Premiums
Segment	VOBA	expenses (1)	premiums	payable (2)	revenue	income	expenses	VOBA	expenses	written

Protection Products
12/31/2004	$868,309	$5,849,649	$—	$66,305	$263,050	$333,477	$471,001	$91,323	$73,750	n/a
12/31/2003	$789,725	$5,917,278	$—	$52,506	$292,287	$321,532	$501,229	$76,808	$76,048	n/a
12/31/2002	$691,849	$5,428,918	$—	$36,058	$341,602	$335,111	$505,123	$62,523	$80,319	n/a
Accumulation Products
12/31/2004	$892,030	$13,727,230	$—	$3,776	$2,602	$697,363	$497,699	$113,540	$76,449	n/a
12/31/2003	$749,987	$12,614,576	$—	$5,868	$4,114	$672,141	$547,798	$102,856	$61,054	n/a
12/31/2002	$646,549	$12,363,587	$—	$2,570	$8,702	$660,470	$472,571	$69,149	$68,585	n/a
Other
12/31/2004	$—	$88,249	$—	$384	$2,014	$6,607	$1,088	$—	$29,852	n/a
12/31/2003	$—	$89,794	$—	$506	$787	$8,241	$3,200	$—	$41,660	n/a
12/31/2002	$—	$89,717	$—	$941	$996	$5,676	$6,957	$—	$35,774	n/a
Total
12/31/2004	$1,760,339	$19,665,128	$—	$70,465	$267,666	$1,037,447	$969,788	$204,863	$180,051	n/a
12/31/2003	$1,539,712	$18,621,648	$—	$58,880	$297,188	$1,001,914	$1,052,227	$179,664	$178,762	n/a
12/31/2002	$1,338,398	$17,882,222	$—	$39,569	$351,300	$1,001,257	$984,651	$131,672	$184,678	n/a

(1)	Policy reserves, policyowner funds and dividends payable to policyowners

(2)	Policy and contract claims

AMERUS GROUP CO.

SCHEDULE IV

REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net

	($ in thousands)
Year ended December 31, 2004
Life insurance in force	$84,353,582	$77,375,294	$13,287,744	$20,266,032	65.57%

Premiums
Life insurance	$347,692	$124,586	$39,944	$263,050	15.18%
Annuities	2,602	—	—	2,602	—
Other	8,006	6,236	244	2,014	12.12%

Total premiums	$358,300	$130,822	$40,188	$267,666	15.01%

Year ended December 31, 2003
Life insurance in force	$83,441,177	$75,316,449	$14,826,361	$22,951,089	64.60%

Premiums
Life insurance	$365,302	$118,644	$45,629	$292,287	15.61%
Annuities	4,114	—	—	4,114	—
Other	8,172	7,610	225	787	28.59%

Total premiums	$377,588	$126,254	$45,854	$297,188	15.43%

Year ended December 31, 2002
Life insurance in force	$78,828,540	$71,067,236	$16,211,471	$23,972,775	67.62%

Premiums
Life insurance	$402,282	$109,846	$49,166	$341,602	14.39%
Annuities	8,702	—	—	8,702	—
Other	8,519	7,901	378	996	37.95%

Total premiums	$419,503	$117,747	$49,544	$351,300	14.10%