Form 10-Q
period 2005-03-31
AMERUS GROUP CO/IA
filed 2005-05-05
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of each of the Registrant’s classes of common stock on May 2, 2005 was as follows:

Common Stock            39,172,030 shares

Exhibit index — Page 39

SAFE HARBOR STATEMENT

     This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, which include words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations, and interpretations, including federal regulatory measures that may significantly affect the insurance business including limitations on antitrust immunity, minimum solvency requirements, and changes to the tax advantages offered by life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations, initiatives or pronouncements, including those relating to the regulation of insurance companies and the regulation and sale of their products and the programs in which they are used; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) litigation or regulatory investigations or examinations.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$15,740,652	$15,646,653
Equity securities	76,438	77,024
Short-term investments	2,927	2,979
Securities held for trading purposes at fair value:
Fixed maturity securities	1,602,262	1,718,125
Equity securities	534	15,468
Mortgage loans	874,650	865,733
Policy loans	487,915	486,071
Other investments	367,231	374,240

Total investments	19,152,609	19,186,293

Cash and cash equivalents	572,185	478,441
Accrued investment income	227,182	222,294
Premiums, fees and other receivables	38,363	39,688
Income taxes receivable	3,473	—
Reinsurance receivables	680,488	666,493
Deferred policy acquisition costs	1,446,716	1,248,009
Deferred sales inducements	168,630	137,538
Value of business acquired	369,232	374,792
Goodwill	228,869	226,291
Property and equipment	45,777	46,114
Other assets	302,819	296,409
Separate account assets	233,533	248,507

Total assets	$23,469,876	$23,170,869

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$18,239,450	$17,923,329
Policyowner funds	1,443,814	1,419,762

	19,683,264	19,343,091

Accrued expenses and other liabilities	965,390	837,514
Dividends payable to policyowners	287,415	322,037
Policy and contract claims	69,149	70,465
Income taxes payable	—	9,299
Deferred income taxes	68,666	145,332
Notes payable	571,385	571,155
Separate account liabilities	233,533	248,507

Total liabilities	21,878,802	21,547,400

Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 44,529,858 shares issued and 39,162,518 shares outstanding in 2005; 44,225,902 shares issued and 39,400,663 shares outstanding in 2004	44,530	44,226
Additional paid-in capital	1,204,360	1,198,379
Accumulated other comprehensive income	34,546	114,670
Unearned compensation	(2,700)	(1,238)
Retained earnings	493,399	431,911
Treasury stock, at cost (5,367,340 shares in 2005 and 4,825,239 shares in 2004)	(183,061)	(164,479)

Total stockholders’ equity	1,591,074	1,623,469

Total liabilities and stockholders’ equity	$23,469,876	$23,170,869

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenues:
Insurance premiums	$62,546	$70,737
Product charges	59,033	49,562
Net investment income	268,711	256,875
Realized/unrealized capital losses	(48,944)	(85)
Other income	12,556	11,702

	353,902	388,791

Benefits and expenses:
Policyowner benefits	169,583	238,429
Underwriting, acquisition and other expenses	40,608	32,700
Amortization of deferred policy acquisition costs and value of business acquired	52,743	47,911
Dividends to policyowners	20,003	25,484

	282,937	344,524

Income from continuing operations	70,965	44,267

Interest expense	7,780	8,398

Income before income tax expense	63,185	35,869

Income tax expense	1,697	6,129

Net income from continuing operations	61,488	29,740

Income from discontinued operations, net of tax	—	3,899

Net income before cumulative effect of change in accounting	61,488	33,639

Cumulative effect of change in accounting, net of tax	—	(510)

Net income	$61,488	$33,129

Net income from continuing operations per common share:
Basic	$1.55	$0.76

Diluted	$1.43	$0.74

Net income per common share:
Basic	$1.55	$0.84

Diluted	$1.43	$0.82

Weighted average common shares outstanding:
Basic	39,575,696	39,263,367

Diluted	42,930,905	40,434,902

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended March 31,
	2005	2004
	(unaudited)
Net income	$61,488	$33,129

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(123,642)	88,879
Reclassification adjustment for (gains) losses included in net income	374	17,453

Other comprehensive income (loss), before tax	(123,268)	106,332
Income tax (expense) benefit related to items of other comprehensive income	43,144	(37,216)

Other comprehensive income (loss), net of taxes	(80,124)	69,116

Comprehensive income (loss)	$(18,636)	$102,245

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005 and the Year Ended December 31, 2004
($ in thousands)

			Accumulated
		Additional	Other				Total
		Paid-In	Comprehensive	Unearned	Retained	Treasury	Stockholders’
	Common Stock	Capital	Income	Compensation	Earnings	Stock	Equity
Balance at December 31, 2003	$43,836	$1,184,237	$84,519	$(1,361)	$255,006	$(156,426)	$1,409,811

2004:
Net income	—	—	—	—	192,642	—	192,642
Net unrealized gain on securities	—	—	33,959	—	—	—	33,959
Net unrealized gain on derivatives designated as cash flow hedges	—	—	420	—	—	—	420
Stock issued under various incentive plans, net of forfeitures	390	14,142	—	123	—	1,100	15,755
Purchase of treasury stock	—	—	—	—	—	(9,153)	(9,153)
Dividends declared on common stock	—	—	—	—	(15,737)	—	(15,737)
Minimum pension liability adjustment	—	—	(4,228)	—	—	—	(4,228)

Balance at December 31, 2004	44,226	1,198,379	114,670	(1,238)	431,911	(164,479)	1,623,469

2005 (unaudited):
Net income	—	—	—	—	61,488	—	61,488
Net unrealized loss on securities	—	—	(80,018)	—	—	—	(80,018)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	(106)	—	—	—	(106)
Stock issued under various incentive plans, net of forfeitures	304	5,981	—	(1,462)	—	996	5,819
Purchase of treasury stock	—	—	—	—	—	(19,578)	(19,578)

Balance at March 31, 2005	$44,530	$1,204,360	34,546	$(2,700)	$493,399	$(183,061)	$1,591,074

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$61,488	$33,129
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	—	510
Gain on sale of discontinued operations	—	(3,899)
Product charges	(59,033)	(49,562)
Interest credited to policyowner account balances	128,781	120,594
Change in option value of indexed products and market value adjustments on total return strategy annuities	(44,334)	23,733
Realized/unrealized capital (gains) losses	48,944	85
DAC and VOBA amortization	52,743	47,911
DAC and VOBA capitalized	(114,527)	(88,790)
Change in:
Accrued investment income	(4,888)	(9,566)
Reinsurance receivables	(35,861)	(18,370)
Securities held for trading purposes:
Fixed maturities	74,126	82,999
Equity securities	14,913	(4,029)
Liabilities for future policy benefits	(44,876)	(32,635)
Accrued expenses and other liabilities	108,299	161,338
Policy and contract claims and other policyowner funds	21,492	48,237
Income taxes:
Current	(12,771)	24,953
Deferred	(32,304)	(17,710)
Other, net	12,632	(18,003)

Net cash provided by operating activities	174,824	300,925

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(1,225,650)	(1,491,077)
Proceeds from sale of fixed maturities available-for-sale	503,684	892,538
Maturities, calls and principal reductions of fixed maturities available-for-sale	322,205	293,607
Purchase of equity securities	(681)	(37,116)
Proceeds from sale of equity securities	880	35,962
Change in short-term investments, net	982	10,503
Purchase of mortgage loans	(42,365)	(24,268)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Three Months Ended March 31,
	2005	2004
	(unaudited)
Proceeds from repayment and sale of mortgage loans	33,187	148,101
Purchase of other invested assets	(25,868)	(80,971)
Proceeds from sale of other invested assets	19,385	31,942
Change in policy loans, net	(1,844)	4,402
Proceeds from sale of discontinued operations	—	15,000
Other assets, net	(6,075)	3,793

Net cash used in investing activities	(422,160)	(197,584)

Cash flows from financing activities:
Deposits to policyowner account balances	744,034	508,716
Withdrawals from policyowner account balances	(409,003)	(429,342)
Change in debt, net	230	(50,500)
Stock issued under various incentive plans, net of forfeitures	5,819	3,164

Net cash provided by financing activities	341,080	32,038

Net increase in cash	93,744	135,379

Cash and cash equivalents at beginning of period	478,441	274,150

Cash and cash equivalents at end of period	$572,185	$409,529

Supplemental disclosure of cash activities:

Interest paid	$8,738	$7,818

Income taxes paid	$43,044	$78

Supplemental disclosure of non-cash operating activities:

Capitalization of deferred sales inducements	$22,418	$11,362

Supplemental disclosure of non-cash financing activities:

Accrual of treasury stock purchases	$19,578	$—

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	For The Three Months Ended March 31,
	2005	2004
	($ in thousands, except share data)
Net income, as reported	$61,488	$33,129
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(659)	(1,162)

Pro forma net income	$60,829	$31,967

Earnings per share:
Basic — as reported	$1.55	$0.84

Basic — pro forma	$1.54	$0.81

Diluted — as reported	$1.43	$0.82

Diluted — pro forma	$1.42	$0.79

     Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.

(2) EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options, PRIDESSM and the Company’s Optionally Convertible Equity-Linked Accreting Notes (OCEANSSM) and is calculated using the treasury stock method.

     Diluted earnings per share applicable to the Company’s PRIDESSM securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 1,502,762 and 523,539 shares to the diluted earnings per share calculation for the three months ended March 31, 2005 and 2004, respectively.

     Diluted earnings per share applicable to the Company’s OCEANsSM are determined using the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for periods ending after December 15, 2004. EITF 04-8 requires diluted earnings per share to be computed following the guidance of EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” for securities such as the OCEANs which are considered to be “Instrument C” securities. The conversion spread portion of an Instrument C security should be included in diluted earnings per share based on the number of shares that would be required to be delivered if the instrument had been converted at the end of the period. The OCEANs added 990,066 shares for the diluted earnings per share calculation for the three months ended March 31, 2005 and no shares for the three months ended March 31, 2004.

	For The Three Months Ended March 31,
	2005			2004
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
	($ in thousands, except share data)
Basic EPS
Net Income from Continuing Operations	$61,488	39,576	$1.55	$29,740	39,263	$0.76

Effect of dilutive securities
Options and other stock based compensation	—	862	(0.04)	—	648	(0.01)
PRIDES	—	1,503	(0.05)	—	524	(0.01)
OCEANs	—	990	(0.03)	—	—	—

Diluted EPS	$61,488	42,931	$1.43	$29,740	40,435	$0.74

(3) CLOSED BLOCK

     The Company has established two closed blocks, which we refer to collectively as the Closed Block. The first was established on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company. The second was established as of March 31, 2000 in connection with the reorganization of ILIC from a mutual company to a stock company. Insurance policies which had a dividend scale in effect as of each Closed Block establishment date were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the reorganization of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization if the experience underlying such scales and credits continues.

     Summarized financial information of the Closed Block as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 are as follows:

	March 31,	December 31,
	2005	2004
	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,791,668	$2,804,222
Policyowner funds	8,039	8,096
Accrued expenses and other liabilities	8,099	32,140
Dividends payable to policyowners	158,750	161,475
Policy and contract claims	12,704	14,705
Policyowner dividend obligation	121,179	152,975

Total Liabilities	3,100,439	3,173,613

Assets:
Fixed maturity securities available-for-sale at fair value	1,963,797	2,028,790
Mortgage loans	67,720	70,686
Policy loans	333,961	335,573
Other investments	—	34
Cash and cash equivalents	34,476	8,473
Accrued investment income	31,910	32,637
Premiums and fees receivable	40,894	59,369
Other assets	—	17

Total Assets	2,472,758	2,535,579

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$627,681	$638,034

	For The Three Months Ended March 31,
	2005	2004
	($ in thousands)
Operations:
Insurance premiums	$41,887	$52,596
Product charges	1,701	90
Net investment income	34,419	35,734
Realized gains on investments	130	830
Policyowner benefits	(50,121)	(55,170)
Underwriting, acquisition and other expenses	(557)	(1,089)
Dividends to policyowners	(18,168)	(23,399)

Contribution from the Closed Block before income taxes	$9,291	$9,592

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In addition, we also have trading securities that back our total return strategy traditional annuity products. During the first three months of 2005 and 2004, realized/unrealized gains (losses) on investments included an unrealized loss of $27.6 million and an unrealized gain of $6.2 million, respectively, from the change in fair value on call options used as a natural hedge of embedded options within indexed products. Additionally, an unrealized loss has been recognized amounting to $21.7 million and an unrealized gain of $17.7 million for the first three months of 2005 and 2004, respectively, from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to contract liabilities for fair value changes in options embedded within the indexed products and fair value changes on total return strategy annuity contracts. The total adjustment to policyowner benefits amounted to a decrease in expense of $44.3 million and an additional expense of $23.7 million the first three months of 2005 and 2004, respectively.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities, derivatives and the cash flow hedge amortization for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held for trading	$(18,374)	$—	$(3,294)	$(21,668)
Options	—	(26,895)	(688)	(27,583)
Market value adjustment to liabilities	9,392	32,478	2,464	44,334
Cash flow hedge amortization	—	—	39	39
DAC amortization impact of net adjustments above	1,237	(4,361)	—	(3,124)

Pre-tax total	(7,745)	1,222	(1,479)	(8,002)
Income taxes	2,711	(428)	518	2,801

After-tax total	$(5,034)	$794	$(961)	$(5,201)

	Three Months Ended March 31, 2004
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held for trading	$14,606	$—	$3,046	$17,652
Options	—	7,148	(985)	6,163
Market value adjustment to liabilities	(12,772)	(9,166)	(1,795)	(23,733)
Cash flow hedge amortization	—	—	(462)	(462)
DAC amortization impact of net adjustments above	694	1,635	331	2,660

Pre-tax total	2,528	(383)	135	2,280
Income taxes	(885)	134	(47)	(798)

After-tax total	$1,643	$(249)	$88	$1,482

(5) FEDERAL INCOME TAXES

     The effective income tax rate for the three months ended March 31, 2005 and 2004 varied from the prevailing corporate rate primarily as a result of tax exempt interest and dividends received deduction. The effective tax rate was also reduced by a reduction in the income tax accrual. The accrual reduction, amounting to $19.9 million and $5.2 million, for the three months ended March 31, 2005 and 2004, respectively, was for the release of provisions originally established for potential tax adjustments which have been settled or eliminated. The effective income tax rate excluding the accrual reductions was 34.23% and 31.54% for the three months ended March 31, 2005 and 2004, respectively.

(6) COMMITMENTS AND CONTINGENCIES

     In recent years, the life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. In addition, regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning the Company’s compliance with insurance and other laws. The Company responds to such inquiries and cooperates with regulatory examinations in the ordinary course of business.

     On April 7, 2005, a national class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its subsidiaries alleging conduct and causes of action, and seeking relief, similar to that alleged in class action lawsuits in California state courts described in the Company’s 2004 Annual Report on Form 10-K. On April 25, 2005 a similar national class action complaint was filed in the U.S. District Court for the District of Kansas against a subsidiary of the Company. These class actions were brought on behalf of purchasers of annuity products claiming that the products and manner in which they were sold were inappropriate for the senior citizen market. The Company continues to believe it has appropriate defenses against these lawsuits and intends to vigorously defend its position.

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

(7) EMPLOYEE BENEFIT PLANS

     The Company has a frozen defined benefit pension plan and also has defined benefit plans which provide supplemental retirement benefits to certain agents and executives. In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees. The following is a summary of net periodic benefit cost for these plans for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Components of net periodic benefit cost:
Service cost	$79	$82
Interest cost	1,472	1,550
Expected return on plan assets	(1,216)	(1,214)
Amortization of prior service cost	22	22
Amortizaton of actuarial loss	178	62

Net periodic benefit cost	535	502
Curtailment	—	(951)

Total expense	$535	$(449)

(8) ACCOUNTING DEVELOPMENTS

     In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The implementation date of the statement has been delayed to be effective for the fiscal year beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. The Company continues to evaluate the impacts of SFAS 123R which the Company will adopt January 1, 2006. The Company currently discloses the pro forma impacts of recognizing fair value as permitted by SFAS 123 in note 1 to the consolidated financial statements.

(9) OPERATING SEGMENTS

     The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:

     Protection Products. The primary product offerings consist of interest-sensitive whole life, term life, universal life and indexed life insurance policies. Indexed life is a type of universal life or interest-sensitive whole life product. These products are marketed on a national basis primarily through a Career Marketing Organization (CMOs) system, a Personal Producing General Agent (PPGA) system, Independent Marketing Organizations (IMOs) and a New York distribution system.

     Accumulation Products. The primary product offerings consist of individual fixed annuities (comprised of traditional fixed annuities and indexed annuities), marketed on a national basis primarily through IMOs and independent brokers, and insurance contracts issued through funding agreements.

     The product offerings within each segment are of a very similar nature. Insurance premiums of the protection products segment primarily include term life products. Product charges of the protection products segment include interest-sensitive whole life, universal life and indexed life insurance products. Product charges of the accumulation products segment include traditional fixed and indexed annuities. Due to the similarity of products within each segment, premiums and product charges are shown by segment and not by specific product type.

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between segment pre-tax operating income and net income on the following operating segment tables and are as follows:

1)	Realized/unrealized gains and losses on open block assets.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:

•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments.

4)	Other income from non-insurance operations.

5)	Interest expense.

6)	Income tax expense.

7)	Income from discontinued operations.

8)	Cumulative effect of changes in accounting.

     These items will fluctuate from period to period depending on the prevailing interest rate and economic environment or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of the Company’s operating segments.

     Premiums; product charges; policyowner benefits; insurance expenses; amortization of DAC, deferred sales inducements and VOBA; and dividends to policyowners are attributed directly to each operating segment. Net investment income and closed block realized capital gains and losses are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses, operations of the Company’s real estate management subsidiary, and accident and health insurance.

     Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of DAC, deferred sales inducements, and VOBA as previously discussed, are not significant. There have been no material changes in segment assets since December 31, 2004.

Operating Segment Income
($ in thousands)

	Three Months Ended March 31, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$61,483	$480	$583	$62,546
Product charges	47,077	11,956	—	59,033
Net investment income	86,886	181,646	179	268,711
Realized/unrealized gains on closed block investments	130	—	—	130
Other income	861	11,552	520	12,933

	196,437	205,634	1,282	403,353
Benefits and expenses:

Policyowner benefits	89,201	124,728	27	213,956
Underwriting, acquisition, and other expenses	18,393	15,191	7,024	40,608
Amortization of DAC and VOBA, net of open block gain adjustment of $2,825	24,871	25,047	—	49,918
Dividends to policyowners	20,002	1	—	20,003

	152,467	164,967	7,051	324,485

Segment pre-tax operating income	$43,970	$40,667	$(5,769)	78,868

Realized/unrealized gains on open block assets				177

Unrealized losses on open block options and trading investments				(49,251)

Change in option value of indexed products and market value adjustments on total return strategy annuities				44,334

Cash flow hedge amortization				39

Amortization of DAC and VOBA due to open block gains and losses				(2,825)

Other loss from non-insurance operations				(377)

Income from continuing operations				70,965

Interest (expense)				(7,780)

Income tax (expense)				(1,697)

Net income				$61,488

Operating Segment Income
($ in thousands)

	Three Months Ended March 31, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$69,716	$723	$298	$70,737
Product charges	35,459	14,103	—	49,562
Net investment income	81,258	174,263	1,354	256,875
Realized/unrealized gains on closed block investments	830	—	—	830
Other income	906	9,487	1,508	11,901

	188,169	198,576	3,160	389,905

Benefits and expenses:
Policyowner benefits	93,395	120,818	21	214,234
Underwriting, acquisition, and other expenses	16,958	10,828	4,914	32,700
Amortization of DAC and VOBA, net of open block loss adjustment of ($1,260)	19,241	29,930	—	49,171
Dividends to policyowners	25,484	—	—	25,484

	155,078	161,576	4,935	321,589

Segment pre-tax operating income	$33,091	$37,000	$(1,775)	68,316

Realized/unrealized losses on open block assets				(24,730)

Unrealized gains on open block options and trading investments				23,815

Change in option value of indexed products and market value adjustments on total return strategy annuities				(23,733)

Cash flow hedge amortization				(462)

Amortization of DAC and VOBA due to open block gains and losses				1,260

Other loss from non-insurance operations				(199)

Income from continuing operations				44,267

Interest (expense)				(8,398)

Income tax (expense)				(6,129)

Income from discontinued operations, net of tax				3,899

Cumulative effect of change in accounting, net of tax				(510)

Net income				$33,129

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated financial condition of AmerUs Group Co. as of March 31, 2005, compared with December 31, 2004, and our consolidated results of operations for the three months ended March 31, 2005 and 2004. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with our MD&A and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

NATURE OF OPERATIONS

     We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The primary offerings of the protection products segment are interest-sensitive whole life, term life, universal life and indexed life insurance policies. Indexed life is a type of universal life or interest-sensitive whole life product. The primary offerings of the accumulation products segment are individual fixed annuities (comprised of traditional fixed annuities and indexed annuities) and funding agreements.

FINANCIAL HIGHLIGHTS

     Our financial highlights are as follows:

	For The Three Months Ended March 31,
	2005	2004
	($ in thousands, except share data)
Segment pre-tax operating income:
Protection Products	$43,970	$33,091
Accumulation Products	40,667	37,000
Other operations	(5,769)	(1,775)

Total segment pre-tax operating income	78,868	68,316

Non-segment expense, net (A)	17,380	35,187

Net income	$61,488	$33,129

Diluted net income per share	$1.43	$0.82

	March 31,	December 31,
	2005	2004
Total assets	$23,469,876	$23,170,869

Stockholders’ equity	$1,591,074	$1,623,469

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, non-insurance operations, interest expense, income taxes, discontinued operations and cumulative effect of change in accounting.

     Operating segment income in the first quarter of 2005 increased for both the protection products and accumulation products segments as compared to the same periods in 2004. Protection products earnings were primarily impacted by increased open block product margins. Our accumulation products pre-tax operating segment income increased primarily due to growth in assets and increased product spread. The increases in protection products and accumulation products segment income were partially offset by higher operating losses of the other segment in the first quarter of 2005 compared to 2004. The 2004 other segment results were favorably impacted by gains from an equipment transaction and an employee postretirement benefit plan curtailment.

     Net income increased in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of higher operating segment income and income tax accrual reductions.

     Total assets increased $299 million during the first quarter of 2005 primarily as a result of net cash received from collected premiums and deposits, positive cash flows from operating activities and the utilization of securities lending arrangements. Total investments grew $269 million which was more than offset by declines in unrealized investment gains of $303 million. Liabilities increased primarily due to policy reserves and policyowner funds which increased due to the higher volume of insurance in force and additional securities lending arrangements. Stockholders’ equity decreased $32 million in the first quarter of 2005 primarily as a result of reduced unrealized gains on available-for-sale investments of $80 million and treasury stock purchases of $20 million. The decrease was partially offset by additions to equity for year-to-date net income of $61 million and stock issued under various incentive plans of $6 million. The unrealized gains included in accumulated other comprehensive income are presented after related adjustments to DAC, VOBA, capitalized deferred sales inducements, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes.

PROTECTION PRODUCTS

     Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and indexed life insurance policies. These products are marketed on a national basis primarily through CMOs, a PPGA distribution system, IMOs and a New York distribution system. Included in protection products is the closed block of ALIC and the closed block of ILIC, established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality policies. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $98.9 billion at March 31, 2005 and $97.5 billion at December 31, 2004. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Three Months Ended March 31,
	2005	2004
	($ in thousands)
Revenues:
Insurance premiums	$61,483	$69,716
Product charges	47,077	35,459
Net investment income	86,886	81,258
Realized gains on closed block investments	130	830
Other income	861	906

Total revenues	196,437	188,169

Benefits and expenses:
Policyowner benefits	89,201	93,395
Underwriting, acquisition and other expenses	18,393	16,958
Amortization of DAC and VOBA, net of open block gain/loss adjustment	24,871	19,241
Dividends to policyowners	20,002	25,484

Total benefits and expenses	152,467	155,078

Pre-tax operating income — Protection Products segment	$43,970	$33,091

     Pre-tax operating income from our protection products increased 33% in the first quarter of 2005 compared to the first quarter of 2004. The increase was primarily due to higher open block product margins, in particular increased product charges and net investment income. The increase was partially reduced by higher expenses and DAC and VOBA amortization. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

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

	Sales Activity by Product
	For The Three Months Ended March 31,
	2005	2004
	($ in thousands)
Traditional life insurance:
Interest-sensitive whole life	$106	$3,418
Term and other life	3,057	3,575
Universal life	4,871	7,534
Indexed life	18,026	17,303

Total	$26,060	$31,830

     Direct first year annualized premiums decreased 18% in the first quarter of 2005 compared to the first quarter of 2004. We continue to focus our marketing efforts on indexed life products. In the first three months of 2005, sales of indexed life products were $18.0 million as compared to $17.3 million for 2004 and comprised 69% of total direct sales in the first quarter of 2005 compared to 54% in the first quarter of 2004. We are a leading writer of indexed life products in the United States. Interest-sensitive whole life insurance sales decreased in the first quarter of 2005 compared to 2004 due to our sales focus on indexed products and our withdrawal from certain tax-advantaged markets. Universal life insurance sales decreased between periods as a result of pricing changes associated with products launched in January 2005. Pricing for the new universal life products reflect higher reinsurance costs and increased mortality expectations in the senior age markets. We also continue to de-emphasize our term insurance products.

     Premiums and Product Charges. We recognize premiums on traditional life insurance policies as revenues when the premiums are due. Amounts received as payments for universal life and indexed life insurance policies are not recorded as premium revenue, but are instead recorded as a policyowner liability. Revenues from the universal life and indexed life policies consist of charges for the cost of insurance, policy administration and policy surrender and are shown as product charges. All revenue is reported net of reinsurance ceded.

     Insurance premium revenue was lower in the first quarter of 2005 as compared to the first quarter of 2004 primarily due to a decline in closed block in force business and our shift in product mix from traditional to indexed life products. Product charge revenue was higher in 2005 as compared to 2004 due to growth in the indexed life block of business.

     Persistency. Persistency, which we measure in terms of a lapse rate, is a key driver of our business because it refers to the policies which remain in our block of business. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates, based on a rolling four quarter period, were 6.5% as of March 31, 2005 compared to 6.3% as of March 31, 2004. This slight increase in our lapses primarily resulted from the dividend reductions we made on our policies. Our persistency experience remained within our pricing assumptions.

     Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income increased for the first quarter of 2005 as compared to the same period a year ago primarily as a result of the growth in protection products assets which were approximately $452 million higher in the first quarter of 2005 compared to the first quarter of 2004. The year-to-date earned rate of the investment portfolio was 6.35% compared to 6.48% a year ago.

     Mortality and Benefit Expense. Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. We experienced unfavorable mortality in the first quarter 2005 as compared to the same period a year ago, primarily in the closed block. However, a significant amount of the increased mortality in this period was offset by reserves released on these elevated claims. Our open block mortality experience continues to be in line with our pricing assumptions.

     Interest benefit expense increased in the first quarter of 2005 as compared to the same period in 2004 due to the growth in our in force block of indexed life, universal life and interest-sensitive whole life business. The increased mortality and interest benefit expense in the first quarter of 2005 was offset by reserves released on the excess mortality and by reduced surrender benefit activity, resulting in a decrease in policyowner benefits of $4.2 million.

     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses increased for the first quarter of 2005 compared to the same period of 2004 primarily due to higher employee benefit costs and additional expenses of integrating ILIC in force policy services and data center activities from the Woodbury, New York site to Des Moines.

     Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which increased for the first quarter 2005 as compared to the respective period in 2004. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in 2005, resulting in higher amortization expense.

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

     Dividend expense decreased for the first quarter of 2005 compared to the first quarter of 2004. This reduction was primarily due to closed block dividend reductions.

     Outlook. We will continue to focus our sales on indexed life products which we expect will favorably impact our product margins. We also expect to incur additional expenses in 2005 to further integrate administrative functions to enhance operating efficiencies in future periods.

ACCUMULATION PRODUCTS

     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage product spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality policies. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $12.6 billion at March 31, 2005 and $12.3 billion at December 31, 2004. A summary of our accumulation products segment operations follows:

	For The Three Months Ended March 31,
	2005	2004
	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$480	$723
Product charges	11,956	14,103
Net investment income	181,646	174,263
Other income	2,541	2,751

Total revenues	196,623	191,840

Benefits and expenses:
Policyowner benefits	124,728	120,818
Underwriting, acquisition and other expenses	7,260	6,332
Amortization of DAC and VOBA	25,047	29,930
Dividends to policyowners	1	—

Total benefits and expenses	157,036	157,080

IMO Operations:
Other income	9,011	6,736
Other expenses	7,931	4,496

Net IMO operating income	1,080	2,240

Pre-tax operating income — Accumulation Products segment	$40,667	$37,000

     Pre-tax operating income from our accumulation products operations increased 10% in the first quarter of 2005 compared to 2004 primarily due to higher assets and increased product spread. The drivers of profitability in our accumulation products business include deposits, persistency, product spread, expenses and IMO operations.

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

	Deposits by Product
	For The Three Months Ended March 31,
	2005	2004
	($ in thousands)
Annuities Deferred fixed annuities:
Traditional fixed annuities	$68,882	$82,170
Indexed annuities	503,070	296,875
Variable annuities	545	852

Total annuities	572,497	379,897

Reinsurance ceded	(1,970)	(3,196)

Total deposits, net of reinsurance	$570,527	$376,701

     Direct annuity deposits increased 51% in the first quarter of 2005 compared to the first quarter 2004. Deposits increased in 2005 as compared to 2004 primarily due to our indexed annuities. Indexed annuities comprised 88% of total direct annuity deposits in the first quarter of 2005 compared to 78% in the first quarter of 2004. Our wholly-owned and proprietary organizations accounted for approximately 84% of our annuity deposits in the first quarter of 2005 compared to 75% in the first quarter of 2004.

     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges decreased in the first quarter of 2005 as compared to the first quarter of 2004 due to fewer policy withdrawals within the surrender charge period.

     Persistency. Persistency, which we measure in terms of a withdrawal rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low withdrawal rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements, based on a rolling four quarter period, continued to improve in 2005 and amounted to 8.0% and 9.0% as of March 31, 2005 and 2004, respectively. Annuity withdrawals without internal replacements totaled $243.2 million and $295.8 million for the first three months of 2005 and 2004, respectively. Our withdrawal experience remained within our pricing assumptions.

     Product Spread. Product spread is a key driver of our business as it measures the difference between the income earned on our invested assets and the rate which we credit to policyowners, with the difference reflected as segment operating income. Asset earned rates and liability crediting rates, based on a rolling four quarter period, were as follows for our annuity products:

	For The Twelve Months Ended March 31,
	2005	2004
Asset earned rate	5.74%	5.82%
Liability credited rate	3.53%	3.81%

Product spread	2.21%	2.01%

     The product spread increased 20 basis points to 221 basis points for the first quarter of 2005 compared to the first quarter of 2004. Liability crediting rates were lowered throughout 2004 to correspond with the decline in investment yields caused by the overall combined lower rates for new and reinvested funds.

     At March 31, 2005, the account value of traditional annuities totaled $6.4 billion of which approximately 94% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $4.7 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. Traditional annuities with an account value of $1.1 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 275 basis points. The remaining multi-year period is generally either one or two years. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses increased for the first quarter of 2005 compared to the same period of 2004 primarily due to non-deferrable agent commissions associated with a new policy persistency program started in 2004.

     Amortization of DAC and VOBA. The amortization of DAC and VOBA decreased for the first quarter of 2005 compared to the first quarter of 2004. During the third quarter of 2004, projected future margin items for DAC and VOBA amortization were updated with current estimates. These updated projected margins continued to be appropriate for first quarter of 2005 amortization and, as a result, DAC and VOBA amortization in the first quarter of 2005 is lower than for the same period in 2004.

     IMO Operations. IMO Operations are a key driver of our business as the earnings from the IMOs are a component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products in their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own four such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income decreased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to changes in distribution strategies and higher operating expenses, including litigation costs.

     Outlook. We anticipate increased product sales from our owned and proprietary distribution organizations but decreased product sales from other distribution channels as we manage our sales in this current low interest rate environment. We also expect to continue our sales focus on the indexed annuity products and to actively manage surrenders. We will continue to manage our spreads as we strive for our desired profitability in this economic environment.

OTHER

     The other operations consist of our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The pre-tax operating loss of our other operations in the first quarter of 2005 increased as compared to the first quarter of 2004 primarily as a result of gains on an equipment transaction and an employee postretirement benefit plan curtailment which occurred in the first quarter of 2004.

INCOME STATEMENT RECONCILIATION

     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended March 31,
	2005	2004
	($ in thousands)
Segment pre-tax operating income:
Protection Products	$43,970	$33,091
Accumulation Products	40,667	37,000
Other operations	(5,769)	(1,775)

Total segment pre-tax operating income	78,868	68,316

Non-segment items — increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	177	(24,730)
Unrealized gains (losses) on open block options and trading investments	(49,251)	23,815
Change in option value of indexed products and market value adjustments on total return strategy annuities	44,334	(23,733)
Cash flow hedge amortization	39	(462)
Amortization of DAC and VOBA due to open block realized/unrealized gains and losses	(2,825)	1,260
Other loss from non-insurance operations	(377)	(199)

Income from continuing operations	70,965	44,267
Interest expense	(7,780)	(8,398)
Income tax expense	(1,697)	(6,129)

Net income from continuing operations	61,488	29,740

Income from discontinued operations, net of tax	—	3,899
Cumulative effect of change in accounting, net of tax	—	(510)

Net income	$61,488	$33,129

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block assets will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses. In addition, in the first quarter of 2004, we recognized a pre-tax impairment loss of $12.2 million on our Indianapolis, Indiana office building. The building, which was listed for sale in 2003, was sold in the third quarter of 2004.

     Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on the prevailing interest rate, the economic environment and credit events. We use options to hedge our indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized loss of $27.6 million and an unrealized gain of $6.2 million in the first quarter of 2005 and 2004, respectively. In addition, we also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in an unrealized loss of $21.7 million and an unrealized gain of $17.7 million in the first quarter of 2005 and 2004, respectively. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change as decreased expense of $44.3 million and additional expense of $23.7 million in the first quarter of 2005 and 2004, respectively.

     The fair value change in options embedded within our indexed products and the fair value changes on our total return strategy fixed annuity contracts are being recorded at fair value. As previously discussed, these fair value changes are offset by similar adjustments to unrealized gains (losses) on investments related to the fair value changes on the options that hedge the indexed products and on the trading securities that back the total return strategy products.

     Income Tax Expense. The effective income tax rate for the first quarter of 2005 and 2004 varied from the prevailing corporate rate primarily as a result of tax exempt interest, dividends received deduction and a reduction in the income tax accrual. The accrual reduction amounting to $19.9 million and $5.2 million in the first quarter of 2005 and 2004, respectively, was for the release of provisions originally established for potential tax adjustments which have been settled or eliminated.

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

ACCOUNTING DEVELOPMENTS

     In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The implementation date of the statement has been delayed to be effective for the fiscal year beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. We continue to evaluate the impacts of SFAS 123R which we will adopt January 1, 2006. We currently disclose the pro forma impacts of recognizing fair value as permitted by SFAS 123 in note 1 to the consolidated financial statements.

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

     The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries. Based on the state law limitations and 2004 results, our life insurance subsidiaries could pay us an estimated $186 million in dividends in 2005 without obtaining regulatory approval. Our subsidiaries paid no dividends in the first three months of 2005.

     We have a $200 million revolving credit facility, which we refer to as the Revolving Credit Agreement, with a syndicate of lenders. As of March 31, 2005, there was no outstanding loan balance under the facility. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance. We also have $125 million senior notes payable which will mature and become payable in June 2005. We may utilize our Revolving Credit Agreement to retire these senior notes.

     The Company has several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and buying back common stock. Our Board of Directors approved a stock purchase program effective August 9, 2002, under which we may purchase up to three million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources and dividends from insurance subsidiaries. On March 31, 2005, we purchased 414,000 shares of our common stock pursuant to an accelerated share repurchase program. The program allowed the Company to purchase the shares immediately, with a third party purchasing the shares in the open market over the next few months. The initial purchase price was $47.25 per share, plus commission, subject to a market price adjustment feature based on the actual cost of the shares purchased. Approximately 1.6 million shares remain available for repurchase under the purchase program.

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

Insurance Subsidiaries

     The sources of cash of our insurance subsidiaries consist primarily of premium receipts; deposits to policyowner account balances; and income from investments, sales, maturities and calls of investments and repayments of investment principal. The uses of cash are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, repayment of debt, income taxes and current operating expenses. Insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

     Management believes that the current level of cash and available -for-sale, held-for-trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities and sales of its insurance products, will be adequate to meet the anticipated short-term cash obligations of the life insurance subsidiaries.

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

     In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $960 million outstanding as of March 31, 2005, consisting primarily of six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreements, but the insurance subsidiaries may terminate the agreements at any time.

     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contract holder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $233.5 million as of March 31, 2005. Separate account contractholders generally have no claim against the assets of the general account, except with respect to certain insurance benefits. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines, Topeka and Indianapolis; ALIC, American and ILIC are eligible to borrow under variable -rate short term federal funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings outstanding under these arrangements at March 31, 2005. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $12.4 million at March 31, 2005.

     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of March 31, 2005 had a carrying value of $19.2 billion, including closed block investments.

     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. On February 15, 2005, Moody’s Investor Services changed the rating outlook for the Company and its insurance and other subsidiaries to negative from stable as a result of uncertainties in connection with a lawsuit filed by the California Attorney General. On February 17, 2005, Standard & Poor’s announced that our current A+ rating and our stable outlook would be unaffected by this lawsuit. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

     We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent, with an on-going level of 100 percent, of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $436.0 million and $342.6 million were on loan under the program and we were liable for cash collateral under our control of approximately $446.3 million and $351.7 million at March 31, 2005 and December 31, 2004, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.

     We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $135.1 million and $138.2 million at March 31, 2005, and December 31, 2004, respectively, and are also included in accrued expenses and other liabilities in the consolidated balance sheet.

     At March 31, 2005, the statutory surplus of the insurance subsidiaries was approximately $1.1 billion. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

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

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability management. Actuarial professionals estimate the cash flow pattern of our liabilities to determine their duration. This is then compared to the characteristics of the assets that are currently backing the liabilities to arrive at an asset allocation strategy for future investments that management believes mitigates the overall effect of interest rates.

     For variable and indexed products, profitability on the portion of the policyowner’s account balance invested in the fixed general account option, if any, is also affected by the spreads between interest yields on investments and rates credited to the policies. For the variable products, the policyowner assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the indexed products, we primarily purchase call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) the cost of underlying call options purchased to match the returns owed to contract holders and (2) the minimum interest guarantees owed to the contract holder, if any. Profitability on the indexed products is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we primarily purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the indexed products can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at March 31, 2005. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	9 months							Expected
	2005	2006	2007	2008	2009	2010	Thereafter	Cash Flows	Fair Value
	($ in thousands)
Fixed maturity securities available-for-sale	$819	$899	$1,072	$1,138	$926	$622	$10,021	$15,497	$15,741
Average interest rate	6.4%	6.5%	6.2%	5.9%	6.0%	5.6%	5.8%

Fixed maturity securities held for trading purposes	$68	$163	$198	$274	$232	$131	$536	$1,602	$1,602
Average interest rate	3.8%	2.8%	3.4%	2.8%	2.5%	3.2%	4.1%

Mortgage loans	$41	$59	$56	$69	$65	$70	$515	$875	$897
Average interest rate	7.2%	7.3%	7.3%	7.2%	7.2%	7.2%	6.9%

Total	$928	$1,121	$1,326	$1,481	$1,223	$823	$11,072	$17,974	$18,240

     In accordance with our strategy of minimizing credit quality risk, we            consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 63% of our fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.7% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 9.13 years.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In recent years, the life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings arising in the ordinary course of its business. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. In addition, regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning the Company’s compliance with insurance and other laws. The Company responds to such inquiries and cooperates with regulatory examinations in the ordinary course of business.

     On April 7, 2005, a national class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its subsidiaries alleging conduct and causes of action, and seeking relief, similar to that alleged in class action lawsuits in California state courts described in the Company’s 2004 Annual Report on Form 10-K. On April 25, 2005 a similar national class action complaint was filed in the U.S. District Court for the District of Kansas against a subsidiary of the Company. These class actions were brought on behalf of purchasers of annuity products claiming that the products and manner in which they were sold were inappropriate for the senior citizen market. The Company continues to believe it has appropriate defenses against these lawsuits and intends to vigorously defend its position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information regarding purchases of equity securities for the three months ended March 31, 2005:

				(c) Total number	(d) Maximum number
				of shares (or	(or approximate dollar
	(a) Total		(b) Average	units) purchased	value) of shares
	number of		price paid	as part of publicly	(or units) that may
	shares (or units)		per share	announced plans	yet be purchased under
Period	purchased (1)		(or units)	or programs	the plans or programs (3)
01/01/2005-01/31/2005	—		$—	—	2,027,500
02/01/2005-02/28/2005	—		—	—	2,027,500
03/01/2005-03/31/2005	441,236	(2)	47.36	441,236	1,613,500

Total	441,236		$47.36	441,236

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	The March 2005 shares purchased included 414,000 shares which were part of the repurchase program described in note 3 and 27,236 shares purchased by the Company’s Employee Stock Ownership Plan.

(3)	In August 2002, our board of directors authorized a repurchase program of up to 3 million shares of our outstanding common stock. There is no expiration date for this program.

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

DATED: May 5, 2005	AMERUS GROUP CO.

	By	/s/ Melinda S. Urion

Melinda S. Urion
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/ Brenda J. Cushing

Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.2	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.5	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.8	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.9	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.10	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, files as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1*	Amended and Restated Articles of Incorporation of the Registrant as of May 20, 2004.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-Q, dated August 6, 2004, is hereby incorporated by reference.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs

Exhibit
No.	Description
Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.4	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.5	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.6	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.8	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.9	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.10	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.11	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.12	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.13	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.14	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.15	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.16	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.17	Indenture dated as of December 15, 2004 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on Form 8-K, dated December 15, 2004, is hereby incorporated by reference.

4.18	Form of Optionally Convertible Equity-Linked Accreting Note (OCEANsSM) due March 6, 2032, filed as Exhibit 4.2 on Form 8-K, dated December 15, 2004, is hereby incorporated by reference.

11.1	Statement Re: Computation of Per Share Earnings is included in note 2 to the consolidated financial statements.

12*	Computation of Ratios of Earnings to Fixed Charges.

Exhibit
No.	Description
20.1	Offering Circular dated November 16, 2004, to Exchange Optionally Convertible Equity-Linked Accreting Notes (OCEANsSM) filed as Exhibit 20.1 on Form 8-K, dated December 15, 2004, is hereby incorporated by reference.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Included herein