Form 10-Q
period 2005-06-30
AMERUS GROUP CO/IA
filed 2005-07-29
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-15166
AMERUS GROUP CO.
(Exact name of Registrant as specified in its charter)

IOWA	42-1458424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
699 Walnut Street
Des Moines, Iowa 50309-3948
(Address of principal executive offices)
Registrant’s telephone number, including area code (515) 362-3600
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares outstanding of each of the Registrant’s classes of common stock on July 28, 2005 was as follows:
Common Stock            38,865,667 shares
Exhibit index — Page 41

SAFE HARBOR STATEMENT
     This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, which include words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect our ability to sell our products, the market value of our investments and the lapse rate and profitability of policies; (b) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (c) customer response to new products, distribution channels and marketing initiatives; (d) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (e) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (f) changes in the federal income tax and other federal laws, regulations, and interpretations, including federal regulatory measures that may significantly affect the insurance business including limitations on antitrust immunity, the applicability of securities laws to insurance products, minimum solvency requirements, and changes to the tax advantages offered by life insurance and annuity products or programs with which they are used; (g) increasing competition in the sale of insurance and annuities and the recruitment of sales representatives; (h) regulatory changes, interpretations, initiatives or pronouncements, including those relating to the regulation of insurance companies and the regulation and sale of their products and the programs in which they are used; (i) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (j) the performance of our investment portfolios; (k) the impact of changes in standards of accounting; (l) our ability to integrate the business and operations of acquired entities; (m) expected protection products and accumulation products margins; (n) the impact of anticipated investment transactions; and (o) litigation or regulatory investigations or examinations.
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
	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$16,481,895	$15,646,653
Equity securities	76,006	77,024
Short-term investments	11,954	2,979
Securities held for trading purposes at fair value:
Fixed maturity securities	1,559,922	1,718,125
Equity securities	33	15,468
Mortgage loans	931,066	865,733
Policy loans	485,371	486,071
Other investments	346,616	374,240

Total investments	19,892,863	19,186,293

Cash and cash equivalents	650,045	478,441
Accrued investment income	225,608	222,294
Premiums, fees and other receivables	41,413	39,688
Income taxes receivable	30,296	—
Reinsurance receivables	684,299	666,493
Deferred policy acquisition costs	1,392,276	1,248,009
Deferred sales inducements	177,622	137,538
Value of business acquired	354,861	374,792
Goodwill	228,869	226,291
Property and equipment	45,393	46,114
Other assets	300,533	296,409
Separate account assets	224,294	248,507

Total assets	$24,248,372	$23,170,869

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$18,711,861	$17,923,329
Policyowner funds	1,471,974	1,419,762

	20,183,835	19,343,091

Accrued expenses and other liabilities	1,008,665	837,514
Dividends payable to policyowners	364,695	322,037
Policy and contract claims	68,453	70,465
Income taxes payable	—	9,299
Deferred income taxes	134,279	145,332
Notes payable	546,637	571,155
Separate account liabilities	224,294	248,507

Total liabilities	22,530,858	21,547,400

Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 230,000,000 shares authorized; 44,569,825 shares issued and 39,091,588 shares outstanding in 2005; 44,225,902 shares issued and 39,400,663 shares outstanding in 2004	44,570	44,226
Additional paid-in capital	1,206,088	1,198,379
Accumulated other comprehensive income	128,440	114,670
Unearned compensation	(2,389)	(1,238)
Retained earnings	528,966	431,911
Treasury stock, at cost (5,478,237 shares in 2005 and 4,825,239 shares in 2004)	(188,161)	(164,479)

Total stockholders’ equity	1,717,514	1,623,469

Total liabilities and stockholders’ equity	$24,248,372	$23,170,869

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2005	2004		2005	2004
			(unaudited)
Revenues:
Insurance premiums	$61,001	$63,791		$123,547	$134,528
Product charges	54,638	54,284		113,671	103,846
Net investment income	277,040	251,311		545,751	508,186
Realized/unrealized capital gains (losses)	6,266	(44,550)		(42,678)	(44,635)
Other income	11,229	12,204		23,785	23,906

	410,174	337,040		764,076	725,831

Benefits and expenses:
Policyowner benefits	244,203	168,350		413,786	406,779
Underwriting, acquisition and other expenses	38,419	38,843		79,027	71,543
Amortization of deferred policy acquisition costs and value of business acquired	35,058	58,278		87,801	106,189
Dividends to policyowners	31,864	10,936		51,867	36,420

	349,544	276,407		632,481	620,931

Income from continuing operations	60,630	60,633		131,595	104,900

Interest expense	8,191	7,936		15,971	16,334

Income before income tax expense	52,439	52,697		115,624	88,566

Income tax expense	16,872	3,921		18,569	10,050

Net income from continuing operations	35,567	48,776		97,055	78,516

Income from discontinued operations, net of tax	—	—		—	3,899

Net income before cumulative effect of change in accounting	35,567	48,776		97,055	82,415

Cumulative effect of change in accounting, net of tax	—	—		—	(510)

Net income	$35,567	$48,776		$97,055	$81,905

Net income from continuing operations per common share:
Basic	$0.91	$1.24		$2.46	$2.00

Diluted	$0.83	$1.20		$2.27	$1.93

Net income per common share:
Basic	$0.91	$1.24		$2.46	$2.08

Diluted	$0.83	$1.20		$2.27	$2.02

Weighted average common shares outstanding:
Basic	39,264,504	39,327,182		39,412,211	39,342,363

Diluted	42,751,912	40,760,364		42,845,240	40,619,242

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2005	2004		2005	2004
			(unaudited)
Net income	$35,567	$48,776		$97,055	$81,905
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	143,592	(197,725)		20,050	(130,748)
Reclassification adjustment for (gains) losses included in net income	860	(4,421)		1,134	34,935

Other comprehensive income (loss), before tax	144,452	(202,146)		21,184	(95,813)
Income tax (expense) benefit related to items of other comprehensive income	(50,558)	70,751		(7,414)	33,534

	93,894	(131,395)		13,770	(62,279)

Comprehensive income (loss)	$129,461	$(82,619)		$110,825	$19,626

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005 and the Year Ended December 31, 2004
($ in thousands)

			Accumulated
		Additional	Other				Total
		Paid-In	Comprehensive	Unearned	Retained	Treasury	Stockholders’
	Common Stock	Capital	Income	Compensation	Earnings	Stock	Equity
Balance at December 31, 2003	$43,836	$1,184,237	$84,519	$(1,361)	$255,006	$(156,426)	$1,409,811

2004:
Net income	—	—	—	—	192,642	—	192,642
Net unrealized gain on securities	—	—	33,959	—	—	—	33,959
Net unrealized gain on derivatives designated as cash flow hedges	—	—	420	—	—	—	420
Stock issued under various incentive plans, net of forfeitures	390	14,142	—	123	—	1,100	15,755
Purchase of treasury stock	—	—	—	—	—	(9,153)	(9,153)
Dividends declared on common stock	—	—	—	—	(15,737)	—	(15,737)
Minimum pension liability adjustment	—	—	(4,228)	—	—	—	(4,228)

Balance at December 31, 2004	44,226	1,198,379	114,670	(1,238)	431,911	(164,479)	1,623,469

2005 (unaudited):
Net income	—	—	—	—	97,055	—	97,055
Net unrealized gain on securities	—	—	13,896	—	—	—	13,896
Net unrealized loss on derivatives designated as cash flow hedges	—	—	(126)	—	—	—	(126)
Stock issued under various incentive plans, net of forfeitures	344	7,709	—	(1,151)	—	902	7,804
Purchase of treasury stock	—	—	—	—	—	(24,584)	(24,584)

Balance at June 30, 2005	$44,570	$1,206,088	$128,440	$(2,389)	$528,966	$(188,161)	$1,717,514

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$97,055	$81,905
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	—	510
Gain on sale of discontinued operations	—	(3,899)
Product charges	(113,671)	(103,846)
Interest credited to policyowner account balances	251,539	233,800
Change in option value of indexed products and market value adjustments on total return strategy annuities	(12,589)	(13,555)
Realized/unrealized capital losses	42,678	44,635
DAC and VOBA amortization	87,801	106,189
DAC and VOBA capitalized	(242,496)	(186,658)
Change in:
Accrued investment income	(3,314)	(2,039)
Reinsurance receivables	(66,884)	(84,928)
Securities held for trading purposes:
Fixed maturities	127,774	209,725
Equity securities	15,413	(3,883)
Liabilities for future policy benefits	(85,412)	34,302
Accrued expenses and other liabilities	171,153	304,054
Policy and contract claims and other policyowner funds	49,261	105,585
Income taxes:
Current	(39,595)	(14,301)
Deferred	(15,671)	7,654
Other, net	28,918	(13,899)

Net cash provided by operating activities	291,960	701,351

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(2,507,941)	(3,192,310)
Proceeds from sale of fixed maturities available-for-sale	1,078,389	1,627,612
Maturities, calls and principal reductions of fixed maturities available-for-sale	702,208	700,210
Purchase of equity securities	(3,986)	(42,255)
Proceeds from sale of equity securities	4,625	39,429
Change in short-term investments, net	(8,381)	19,859
Purchase of mortgage loans	(122,181)	(54,242)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Six Months Ended June 30,
	2005	2004
	(unaudited)
Proceeds from repayment and sale of mortgage loans	56,446	185,341
Purchase of other invested assets	(65,358)	(37,473)
Proceeds from sale of other invested assets	46,699	77,024
Change in policy loans, net	700	8,559
Proceeds from sale of discontinued operations	—	15,000
Other assets, net	(3,403)	611

Net cash used in investing activities	(822,183)	(652,635)

Cash flows from financing activities:
Deposits to policyowner account balances	1,610,235	1,099,912
Withdrawals from policyowner account balances	(867,110)	(907,933)
Change in debt, net	482	(50,263)
Stock issued under various incentive plans, net of forfeitures	7,804	3,780
Purchase of treasury stock	(24,584)	(9,153)
Retirement of senior notes	(125,000)	—
Proceeds from revolving credit agreement	100,000	—

Net cash provided by financing activities	701,827	136,343

Net increase in cash	171,604	185,059

Cash and cash equivalents at beginning of period	478,441	274,150

Cash and cash equivalents at end of period	$650,045	$459,209

Supplemental disclosure of cash activities:

Interest paid	$16,942	$16,261

Income taxes paid	$69,904	$18,372

Supplemental disclosure of non-cash operating activities:

Capitalization of deferred sales inducements	$54,618	$23,091

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) CONSOLIDATION AND BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands, except share data)
Net income, as reported	$35,567	$48,776	$97,055	$81,905
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(556)	(919)	(1,215)	(2,081)

Pro forma net income	$35,011	$47,857	$95,840	$79,824

Earnings per share:
Basic — as reported	$0.91	$1.24	$2.46	$2.08

Basic — pro forma	$0.89	$1.22	$2.43	$2.03

Diluted — as reported	$0.83	$1.20	$2.27	$2.02

Diluted — pro forma	$0.82	$1.17	$2.24	$1.97

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
     Diluted earnings per share applicable to the Company’s PRIDES securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 1,579,084 and 1,540,923 shares to the diluted earnings per share calculation for the three and six months ended June 30, 2005, respectively, and 777,528 and 650,534 shares for the three and six months ended June 30, 2004, respectively.
     Diluted earnings per share applicable to the Company’s OCEANs are determined using the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for periods ending after December 15, 2004. EITF 04-8 requires diluted earnings per share to be computed following the guidance of EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” for securities such as the OCEANs which are considered to be “Instrument C” securities. The conversion spread portion of an Instrument C security should be included in diluted earnings per share based on the number of shares that would be required to be delivered if the instrument had been converted at the end of the period. The OCEANs added 1,075,335 and 1,032,701 shares for the diluted earnings per share calculation for the three and six months ended June 30, 2005, respectively, and no shares for the three and six months ended June 30, 2004.

	For The Three Months Ended June 30,
		2005			2004
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
	($ in thousands, except share data)
Basic EPS
Net Income from Continuing Operations	$35,567	39,265	$0.91	$48,776	39,327	$1.24

Effect of dilutive securities
Options and other stock based compensation	—	833	(0.01)	—	656	(0.02)
PRIDES	—	1,579	(0.04)	—	777	(0.02)
OCEANs	—	1,075	(0.03)	—	—	—

Diluted EPS	$35,567	42,752	$0.83	$48,776	40,760	$1.20

	For The Six Months Ended June 30,
		2005			2004
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
	($ in thousands, except share data)
Basic EPS
Net Income from Continuing Operations	$97,055	39,412	$2.46	$78,516	39,342	$2.00

Effect of dilutive securities
Options and other stock based compensation	—	859	(0.04)	—	626	(0.03)
PRIDES	—	1,541	(0.09)	—	651	(0.04)
OCEANs	—	1,033	(0.06)	—	—	—

Diluted EPS	$97,055	42,845	$2.27	$78,516	40,619	$1.93

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
     Summarized financial information of the Closed Block as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 are as follows:

	June 30,	December 31,
	2005	2004
	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,779,280	$2,804,222
Policyowner funds	7,780	8,096
Accrued expenses and other liabilities	10,361	32,140
Dividends payable to policyowners	157,777	161,475
Policy and contract claims	12,044	14,705
Policyowner dividend obligation	199,417	152,975

Total Liabilities	3,166,659	3,173,613

Assets:
Fixed maturity securities available-for-sale at fair value	2,009,461	2,028,790
Mortgage loans	66,190	70,686
Policy loans	330,758	335,573
Other investments	—	34
Cash and cash equivalents	49,921	8,473
Accrued investment income	32,747	32,637
Premiums and fees receivable	53,091	59,369
Other assets	—	17

Total Assets	2,542,168	2,535,579

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$624,491	$638,034

	For The Three Months Ended June 30,
	2005	2004
	($ in thousands)
Operations:
Insurance premiums	$42,998	$44,684
Product charges	1,445	1,311
Net investment income	40,361	36,235
Realized gains (losses) on investments	(40)	(4,473)
Policyowner benefits	(45,282)	(58,495)
Underwriting, acquisition and other expenses	(631)	(918)
Dividends to policyowners	(29,823)	(9,019)

Contribution from the Closed Block before income taxes	$9,028	$9,325

	For The Six Months Ended June 30,
	2005	2004
	($ in thousands)
Operations:
Insurance premiums	$84,885	$97,280
Product charges	3,146	1,401
Net investment income	74,780	71,969
Realized gains (losses) on investments	90	(3,643)
Policyowner benefits	(95,403)	(113,665)
Underwriting, acquisition and other expenses	(1,188)	(2,007)
Dividends to policyowners	(47,991)	(32,418)

Contribution from the Closed Block before income taxes	$18,319	$18,917

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In addition, we also have trading securities that back our total return strategy traditional annuity products. During the first six months of 2005 and 2004, realized/unrealized gains (losses) on investments included an unrealized loss of $28.0 million and an unrealized gain of $12.1 million, respectively, primarily from the change in fair value on call options used as a natural hedge of embedded options within indexed products. Additionally, an unrealized loss has been recognized amounting to $13.4 million and $19.5 million for the first six months of 2005 and 2004, respectively, primarily from the change in fair value on the trading securities backing the total return strategy products. Policyowner benefits included an offsetting adjustment to contract liabilities for fair value changes in options embedded within the indexed products and fair value changes on total return strategy annuity contracts. The total adjustment to policyowner benefits amounted to a decrease in expense of $12.6 million and $13.6 million the first six months of 2005 and 2004, respectively.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities, derivatives and the cash flow hedge amortization for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held for trading	$(12,388)	$—	$(992)	$(13,380)
Options	—	(28,068)	20	(28,048)
Market value adjustment to liabilities	2,431	10,119	39	12,589
Cash flow hedge amortization	—	—	77	77
DAC amortization impact of net adjustments above	991	4,579	—	5,570

Pre-tax total	(8,966)	(13,370)	(856)	(23,192)
Income taxes	3,138	4,679	300	8,117

After-tax total	$(5,828)	$(8,691)	$(556)	$(15,075)

	Six Months Ended June 30, 2004
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held for trading	$(16,092)	$—	$(3,407)	$(19,499)
Options	—	14,297	(2,209)	12,088
Market value adjustment to liabilities	9,244	481	3,830	13,555
Cash flow hedge amortization	—	—	(813)	(813)
DAC amortization impact of net adjustments above	147	(5,095)	573	(4,375)

Pre-tax total	(6,701)	9,683	(2,026)	956
Income taxes	2,345	(3,389)	710	(334)

After-tax total	$(4,356)	$6,294	$(1,316)	$622

(5) FEDERAL INCOME TAXES
     The effective income tax rate for the six months ended June 30, 2005 and 2004 varied from the prevailing corporate rate primarily as a result of tax exempt interest and dividends received deduction. The effective tax rate was also reduced by a reduction in the income tax accrual for the release of provisions originally established for potential tax adjustments which have been settled or eliminated. The accrual was increased $0.2 million and reduced $19.7 million for the second quarter and first six months of 2005, respectively. The accrual was reduced $2.7 million and $7.9 million, for the second quarter and first six months of 2004, respectively. In addition, during the second quarter of 2004, a deferred tax valuation allowance was reduced $10.4 million as a result of the realization of capital loss carry forwards. The effective income tax rate excluding the accrual reductions and valuation allowance change was 33.08% and 32.00% for the six months ended June 30, 2005 and 2004, respectively.

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
      AmerUs Group Co. and/or certain of our subsidiaries are defendants in nationwide class action lawsuits brought in federal courts in California, Pennsylvania and Kansas as well as a lawsuit by the attorney general and the insurance commissioner of California and a lawsuit by the attorney general of Pennsylvania on behalf of purchasers of insurance products. In the aforementioned Pennsylvania case, commenced on May 19, 2005, a nationwide class action lawsuit was also filed in the Eastern District of Pennsylvania against a subsidiary of AmerUs Group Co. on behalf of purchasers of insurance products. The lawsuits discussed in this paragraph relate to the use of purportedly inappropriate sales techniques and products for the senior citizen market. Some of the complaints allege, among other things, that the defendants engaged in the unauthorized practice of law, claims related to the suitability of the products for, and the manner in which they were sold to, the senior citizen market, pretext sales and other violations of state insurance laws. The plaintiffs seek civil penalties, restitution, injunctive relief, punitive damages, attorneys fees and other relief and damages. AmerUs Group Co. and/or certain of our subsidiaries are also defendants in statewide class actions in California, Pennsylvania and a recently filed case in Florida based on claims and seeking relief similar to the claims and relief in the nationwide class actions discussed above. The Florida case was filed in the United States District Court for the Middle District of Florida on July 7, 2005 against a subsidiary of AmerUs Group Co. on behalf of purchasers of insurance products. The Company believes it has appropriate defenses against these lawsuits and intends to vigorously defend its position. On May 12, 2005, in one statewide class action, Cheves v. American Investors Life Insurance Company, Family First Advanced Estate Planning and Family First Insurance Services et al., filed on October 20, 2003 in California state court, class certification was granted by the court.
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
(7) EMPLOYEE BENEFIT PLANS
     The Company has a frozen defined benefit pension plan and also has defined benefit plans which provide supplemental retirement benefits to certain agents and executives. In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees. The following is a summary of net periodic benefit cost for these plans for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
	($ in thousands)
Components of net periodic benefit cost:
Service cost	$157	$163
Interest cost	2,944	3,100
Expected return on plan assets	(2,431)	(2,428)
Amortization of prior service cost	44	44
Amortization of actuarial loss	356	124

Net periodic benefit cost	1,070	1,003
Curtailment	—	(951)

Total expense	$1,070	$52

(8) ACCOUNTING DEVELOPMENTS
     In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The implementation date of the statement has been delayed to be effective for the fiscal year beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. The Company continues to evaluate the impacts of SFAS 123R which will be adopted January 1, 2006. The pro forma impacts of recognizing fair value as permitted by SFAS 123 are disclosed in note 1 to the consolidated financial statements.
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

Operating Segment Income
($ in thousands)

	Three Months Ended June 30, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$59,569	$1,056	$376	$61,001
Product charges	40,646	13,992	—	54,638
Net investment income	92,983	183,553	504	277,040
Realized/unrealized losses on closed block investments	(40)	—	—	(40)
Other income:
Income from Independent Marketing Organizations	—	7,153	—	7,153
Other	857	2,663	544	4,064

	194,015	208,417	1,424	403,856

Benefits and expenses:
Policyowner benefits	79,174	132,895	427	212,496
Underwriting, acquisition, and other expenses:
Operating expenses	19,486	6,901	6,460	32,847
Expenses from Independent Marketing Organizations	—	5,572	—	5,572
Amortization of DAC and VOBA, net of open block gain adjustment of $8,208	22,107	21,159	—	43,266
Dividends to policyowners	31,862	2	—	31,864

	152,629	166,529	6,887	326,045

Segment pre-tax operating income	$41,386	$41,888	$(5,463)	77,811

Realized/unrealized losses on open block assets				(1,517)

Unrealized gains on open block options and trading investments				7,823

Change in option value of indexed products and market value adjustments on total return strategy annuities				(31,745)

Cash flow hedge amortization				38

Amortization of DAC and VOBA due to open block gains and losses				8,208

Other income from non-insurance operations				12

Income from continuing operations				60,630

Interest (expense)				(8,191)

Income tax (expense)				(16,872)

Net income				$35,567

Operating Segment Income
($ in thousands)

	Three Months Ended June 30, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$62,427	$859	$505	$63,791
Product charges	41,640	12,644	—	54,284
Net investment income	81,186	168,218	1,907	251,311
Realized/unrealized losses on closed block investments	(4,473)	—	—	(4,473)
Other income:
Income from Independent Marketing Organizations	—	7,327	—	7,327
Other	928	2,626	(37)	3,517

	181,708	191,674	2,375	375,757

Benefits and expenses:
Policyowner benefits	91,205	114,261	(179)	205,287
Underwriting, acquisition, and other expenses:
Operating expenses	19,115	7,106	6,403	32,624
Expenses from Independent Marketing Organizations	—	6,219	—	6,219
Amortization of DAC and VOBA, net of open block loss adjustment of $7,002	25,527	25,749	—	51,276
Dividends to policyowners	10,934	2	—	10,936

	146,781	153,337	6,224	306,342

Segment pre-tax operating income	$34,927	$38,337	$(3,849)	69,415

Realized/unrealized losses on open block assets				(8,851)

Unrealized losses on open block options and trading investments				(31,226)

Change in option value of indexed products and market value adjustments on total return strategy annuities				37,288

Cash flow hedge amortization				(351)

Amortization of DAC and VOBA due to open block gains and losses				(7,002)

Other income from non-insurance operations				1,360

Income from continuing operations				60,633

Interest (expense)				(7,936)

Income tax (expense)				(3,921)

Net income				$48,776

Operating Segment Income
($ in thousands)

	Six Months Ended June 30, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$121,052	$1,536	$959	$123,547
Product charges	87,723	25,948	—	113,671
Net investment income	179,869	365,199	683	545,751
Realized/unrealized losses on closed block investments	90	—	—	90
Other income:
Income from Independent Marketing Organizations	—	16,164	—	16,164
Other	1,718	5,204	1,064	7,986

	390,452	414,051	2,706	807,209

Benefits and expenses:
Policyowner benefits	168,375	257,623	454	426,452
Underwriting, acquisition, and other expenses:
Operating expenses	37,879	14,161	13,484	65,524
Expenses from Independent Marketing Organizations	—	13,503	—	13,503
Amortization of DAC and VOBA, net of open block gain adjustment of $5,383	46,978	46,206	—	93,184
Dividends to policyowners	51,864	3	—	51,867

	305,096	331,496	13,938	650,530

Segment pre-tax operating income	$85,356	$82,555	$(11,232)	156,679

Realized/unrealized losses on open block assets				(1,340)

Unrealized losses on open block options and trading investments				(41,428)

Change in option value of indexed products and market value adjustments on total return strategy annuities				12,589

Cash flow hedge amortization				77

Amortization of DAC and VOBA due to open block gains and losses				5,383

Other income from non-insurance operations				(365)

Income from continuing operations				131,595

Interest (expense)				(15,971)

Income tax (expense)				(18,569)

Net income				$97,055

Operating Segment Income
($ in thousands)

	Six Months Ended June 30, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$132,143	$1,582	$803	$134,528
Product charges	77,099	26,747	—	103,846
Net investment income	162,444	342,481	3,261	508,186
Realized/unrealized losses on closed block investments	(3,643)	—	—	(3,643)
Other income:
Income from Independent Marketing Organizations	—	14,063	—	14,063
Other	1,834	5,377	1,471	8,682

	369,877	390,250	5,535	765,662

Benefits and expenses:
Policyowner benefits	184,600	235,079	(158)	419,521
Underwriting, acquisition, and other expenses:
Operating expenses	36,073	13,438	11,317	60,828
Expenses from Independent Marketing Organizations	—	10,715	—	10,715
Amortization of DAC and VOBA, net of open block loss adjustment of $5,742	44,768	55,679	—	100,447
Dividends to policyowners	36,418	2	—	36,420

	301,859	314,913	11,159	627,931

Segment pre-tax operating income	$68,018	$75,337	$(5,624)	137,731

Realized/unrealized losses on open block assets				(33,581)

Unrealized losses on open block options and trading investments				(7,411)

Change in option value of indexed products and market value adjustments on total return strategy annuities				13,555

Cash flow hedge amortization				(813)

Amortization of DAC and VOBA due to open block gains and losses				(5,742)

Other income from non-insurance operations				1,161

Income from continuing operations				104,900

Interest (expense)				(16,334)

Income tax (expense)				(10,050)

Income from discontinued operations, net of tax				3,899

Cumulative effect of change in accounting, net of tax				(510)

Net income				$81,905

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated financial condition of AmerUs Group Co. as of June 30, 2005, compared with December 31, 2004, and our consolidated results of operations for the three and six months ended June 30, 2005 and 2004. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with our MD&A and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
FINANCIAL HIGHLIGHTS
     Our financial highlights are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands, except share data)
Segment pre-tax operating income:
Protection Products	$41,386	$34,927	$85,356	$68,018
Accumulation Products	41,888	38,337	82,555	75,337
Other operations	(5,463)	(3,849)	(11,232)	(5,624)

Total segment pre-tax operating income	77,811	69,415	156,679	137,731

Non-segment expense, net (A)	42,244	20,639	59,624	55,826

Net income	$35,567	$48,776	$97,055	$81,905

Diluted net income per share	$0.83	$1.20	$2.27	$2.02

	June 30,	December 31,
	2005	2004

Total assets	$24,248,372	$23,170,869

Stockholders’ equity	$1,717,514	$1,623,469

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, non-insurance operations, interest expense, income taxes, discontinued operations and cumulative effect of change in accounting.

     Operating segment income increased for both the protection products and accumulation products segments in the 2005 periods as compared to the same periods in 2004. Protection products earnings were primarily impacted by the growth in the indexed life business and increased open block product margins. Our accumulation products pre-tax operating segment income increased primarily due to growth in assets and increased product spread. The increases in protection products and accumulation products segment income were partially offset by higher operating losses of the other segment in the first six months of 2005 compared to 2004. The 2004 other segment results were favorably impacted by gains from an equipment transaction and an employee postretirement benefit plan curtailment.
     Net income increased in the first six months of 2005 compared to 2004 primarily as a result of higher operating segment income and income tax accrual reductions. Net income decreased for the second quarter of 2005 compared to the second quarter of 2004 primarily due to the 2004 reduction in the income tax accrual and change in the deferred tax valuation allowance which reduced income tax expense $13.1 million in the second quarter of 2004.
     Total assets increased $1.1 billion during the first six months of 2005 primarily as a result of net cash received from collected premiums and deposits, positive cash flows from operating activities and the utilization of securities lending arrangements. Liabilities increased $983 million primarily due to policy reserves and policyowner funds which increased due to the higher volume of insurance in force, additional securities lending arrangements, and increased annuity sales. Stockholders’ equity increased $94 million in the first six months of 2005 primarily as a result of year-to-date net income of $97 million, higher unrealized gains on available-for-sale investments of $14 million, and stock issued under various incentive plans of $8 million. The increase was partially offset by treasury stock purchases of $25 million. The unrealized gains included in accumulated other comprehensive income are presented after related adjustments to DAC, VOBA, capitalized deferred sales inducements, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes.
PROTECTION PRODUCTS
     Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and indexed life insurance policies. These products are marketed on a national basis primarily through CMOs, a PPGA distribution system, IMOs and a New York distribution system. Included in protection products is the closed block of ALIC and the closed block of ILIC, established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality policies. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $99.9 billion at June 30, 2005 and $97.5 billion at December 31, 2004. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Revenues:
Insurance premiums	$59,569	$62,427	$121,052	$132,143
Product charges	40,646	41,640	87,723	77,099
Net investment income	92,983	81,186	179,869	162,444
Realized gains (losses) on closed block investments	(40)	(4,473)	90	(3,643)
Other income	857	928	1,718	1,834

Total revenues	194,015	181,708	390,452	369,877

Benefits and expenses:
Policyowner benefits	79,174	91,205	168,375	184,600
Underwriting, acquisition and other expenses	19,486	19,115	37,879	36,073
Amortization of DAC and VOBA, net of open block gain/loss adjustment	22,107	25,527	46,978	44,768
Dividends to policyowners	31,862	10,934	51,864	36,418

Total benefits and expenses	152,629	146,781	305,096	301,859

Pre-tax operating income — Protection Products segment	$41,386	$34,927	$85,356	$68,018

     Pre-tax operating income from our protection products increased 18% in the second quarter of 2005 and 25% in the first six months of 2005 compared to the respective 2004 periods. The year-to-date increase was primarily due to the growth in the indexed life business and higher open block product margins, in particular increased product charges and net investment income. The increase was partially reduced by higher expenses and DAC and VOBA amortization. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.
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

	Sales Activity by Product
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Traditional life insurance:
Interest-sensitive whole life	$127	$1,411	$233	$4,829
Term and other life	3,348	3,580	6,405	7,155
Universal life	3,390	9,235	8,261	16,769
Indexed life	24,184	19,291	42,210	36,594

Total	$31,049	$33,517	$57,109	$65,347

     Direct first year annualized premiums decreased 13% on a year-to-date basis in 2005 compared to 2004. We continue to focus our marketing efforts on indexed life products. In the first six months of 2005, sales of indexed life products were $42.2 million as compared to $36.6 million for 2004 and comprised 74% of total direct sales in the first six months of 2005 compared to 56% in the first six months of 2004. We are a leading writer of indexed life products in the United States. Interest-sensitive whole life insurance sales decreased in both periods of 2005 compared to 2004 due to our sales focus on indexed products and our withdrawal from certain tax-advantaged markets. Universal life insurance sales decreased between periods as a result of pricing changes associated with products launched in January 2005. Pricing for the new universal life products reflect higher reinsurance costs and increased mortality expectations in the senior age markets. We also continue to de-emphasize our term insurance products.

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
     Insurance premium revenue was lower in the first six months of 2005 as compared to the same period in 2004 primarily due to a decline in closed block in force business and our shift in product mix from traditional to indexed life products. Product charge revenue was higher in the first six months of 2005 period as compared to 2004 due to growth in the indexed life block of business.
     Persistency. Persistency, which we measure in terms of a lapse rate, is a key driver of our business because it refers to the policies which remain in our block of business. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates, based on a rolling four quarter period, were 6.2% as of June 30, 2005 compared to 6.3% as of June 30, 2004. This decrease primarily resulted from higher 2004 lapses following dividend reductions we previously made on our policies. Our persistency experience remained within our pricing assumptions.
     Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income increased for the first six months of 2005 as compared to the same period a year ago as a result of the growth in protection products assets and increase in the portfolio earned rate. Protection products assets increased approximately $349 million in 2005 over 2004. The year-to-date earned rate of the investment portfolio was 6.65% compared to 6.42% a year ago.
     Mortality and Benefit Expense. Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. Benefit expense was lower in the first six months of 2005 compared to 2004 primarily due to the continued decline in the in force closed block business. Open block mortality remained within our pricing assumptions.
     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses increased slightly for the first six months of 2005 compared to 2004 primarily due to higher employee benefit costs and additional expenses of integrating ILIC in force policy services and data center activities from the Woodbury, New York site to Des Moines, Iowa.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which increased for the first six months of 2005 as compared to 2004. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in 2005, resulting in higher amortization expense.
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
     Dividend expense increased for the first six months of 2005 compared to 2004 due to closed block actual results in excess of glide path. The actual closed block results reflected favorable surrender activity and lower realized losses on closed block investments as compared to 2004.

     Outlook. We will continue to focus our sales on indexed life products which we expect will favorably impact our product margins. We also expect to incur additional expenses in 2005 to further integrate administrative functions to enhance operating efficiencies in future periods.
ACCUMULATION PRODUCTS
     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage product spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality policies. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $13.0 billion at June 30, 2005 and $12.3 billion at December 31, 2004. A summary of our accumulation products segment operations follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$1,056	$859	$1,536	$1,582
Product charges	13,992	12,644	25,948	26,747
Net investment income	183,553	168,218	365,199	342,481
Other income	2,663	2,626	5,204	5,377

Total revenues	201,264	184,347	397,887	376,187

Benefits and expenses:
Policyowner benefits	132,895	114,261	257,623	235,079
Underwriting, acquisition and other expenses	6,901	7,106	14,161	13,438
Amortization of DAC and VOBA	21,159	25,749	46,206	55,679
Dividends to policyowners	2	2	3	2

Total benefits and expenses	160,957	147,118	317,993	304,198

IMO Operations:
Other income	7,153	7,327	16,164	14,063
Other expenses	5,572	6,219	13,503	10,715

Net IMO operating income (loss)	1,581	1,108	2,661	3,348

Pre-tax operating income — Accumulation Products segment	$41,888	$38,337	$82,555	$75,337

     Pre-tax operating income from our accumulation products operations increased 9% in the second quarter and 10% in the first six months of 2005 compared to the respective 2004 periods primarily due to higher assets and increased product spread. The drivers of profitability in our accumulation products business include deposits, persistency, product spread, expenses and IMO operations.
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

	Deposits by Product
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Annuities
Deferred fixed annuities:
Traditional fixed annuities	$69,478	$78,577	$138,360	$160,747
Indexed annuities	643,026	348,482	1,146,096	645,357
Variable annuities	593	806	1,138	1,658

Total annuities	713,097	427,865	1,285,594	807,762

Funding agreements	26,200	85,000	26,200	85,000

Total	739,297	512,865	1,311,794	892,762

Reinsurance ceded	(2,264)	(3,871)	(4,234)	(7,067)

Total deposits, net of reinsurance	$737,033	$508,994	$1,307,560	$885,695

     Direct annuity deposits increased 59% in the first six months of 2005 compared to 2004. The increase was primarily due to our marketing of indexed annuities. Indexed annuities comprised 89% of total direct annuity deposits in the first six months of 2005 compared to 80% in the first six months of 2004. Our wholly-owned and proprietary organizations accounted for approximately 83% of our annuity deposits in the first six months of 2005 compared to 77% in the first six months of 2004. We also placed primarily fixed rate funding agreements totaling $26.2 million and $85.0 million during the second quarter of 2005 and 2004, respectively.
     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges decreased in the first six months of 2005 as compared to 2004 due to fewer policy withdrawals within the surrender charge period. Product charges increased in the second quarter of 2005 compared to the second quarter of 2004 due to a higher volume of surrendering policies as our number of policies issued has grown.
     Persistency. Persistency, which we measure in terms of a withdrawal rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low withdrawal rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements, based on a rolling four quarter period, continued to improve in 2005 and amounted to 7.8% and 9.0% as of June 30, 2005 and 2004, respectively. Annuity withdrawals without internal replacements totaled $526.1 million and $582.3 million for the first six months of 2005 and 2004, respectively. Our withdrawal experience remained within our pricing assumptions.
     Product Spread. Product spread is a key driver of our business as it measures the difference between the income earned on our invested assets and the rate which we credit to policyowners, with the difference reflected as segment operating income. Asset earned rates and liability crediting rates, based on a rolling four quarter period, were as follows for our annuity products:

	For The Six Months Ended June 30,
	2005	2004
Asset earned rate	5.76%	5.74%
Liability credited rate	3.58%	3.67%

Product spread	2.18%	2.07%

     The product spread increased 11 basis points to 218 basis points for the first six months of 2005 compared to the first six months of 2004. Liability crediting rates were lowered throughout 2004 to correspond with the decline in investment yields caused by the overall combined lower rates for new and reinvested funds.
     At June 30, 2005, the account value of traditional annuities totaled $6.2 billion of which approximately 93% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $4.6 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. Traditional annuities with an account value of $1.1 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 275 basis points. The remaining multi-year period is generally either one or two years. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.
     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses increased for the first six months of 2005 compared to 2004 primarily due to non-deferrable agent commissions associated with a new policy persistency program started in 2004.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA decreased for the second quarter and first six months of 2005 compared to the respective 2004 periods. During the third quarter of 2004, projected future margin items for DAC and VOBA amortization were updated with current estimates. These updated projected margins continued to be appropriate for the amortization during the first six months of 2005 and, as a result, DAC and VOBA amortization in the first six months of 2005 is lower than for the same period in 2004.
     IMO Operations. IMO Operations are a key driver of our business as the earnings from the IMOs are a component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products in their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own four such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operating income decreased in the first six months of 2005 compared to 2004 primarily due to changes in distribution strategies and higher operating expenses, including litigation costs.
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
OTHER
     The other operations consist of our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The pre-tax operating loss of our other operations in the first six months of 2005 increased as compared to the first six months of 2004 primarily as a result of gains on an equipment transaction and an employee postretirement benefit plan curtailment which occurred in the first quarter of 2004 and higher costs associated with Sarbanes-Oxley Act internal control regulations in the first six months of 2005 compared to 2004.
INCOME STATEMENT RECONCILIATION
     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)		($ in thousands)
Segment pre-tax operating income:
Protection Products	$41,386	$34,927	$85,356	$68,018
Accumulation Products	41,888	38,337	82,555	75,337
Other operations	(5,463)	(3,849)	(11,232)	(5,624)

Total segment pre-tax operating income	77,811	69,415	156,679	137,731

Non-segment items — increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	(1,517)	(8,851)	(1,340)	(33,581)
Unrealized gains (losses) on open block options and trading investments	7,823	(31,226)	(41,428)	(7,411)
Change in option value of indexed products and market value adjustments on total return strategy annuities	(31,745)	37,288	12,589	13,555
Cash flow hedge amortization	38	(351)	77	(813)
(Amortization) restoration of DAC and VOBA due to open block realized/unrealized gains and losses	8,208	(7,002)	5,383	(5,742)
Other income (loss) from non-insurance operations	12	1,360	(365)	1,161

Income from continuing operations	60,630	60,633	131,595	104,900

Interest expense	(8,191)	(7,936)	(15,971)	(16,334)
Income tax expense	(16,872)	(3,921)	(18,569)	(10,050)

Net income from continuing operations	35,567	48,776	97,055	78,516

Income from discontinued operations, net of tax	—	—	—	3,899
Cumulative effect of change in accounting, net of tax	—	—	—	(510)

Net income	$35,567	$48,776	$97,055	$81,905

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
     Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on the prevailing interest rate, the economic environment and credit events. We use options to hedge our indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized loss of $0.5 million and $28.0 million in the second quarter and first six months of 2005, respectively, and an unrealized gain of $5.9 million and $12.1 million in the second quarter and first six months of 2004, respectively. In addition, we also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in an unrealized gain of $8.3 million and an unrealized loss of $13.4 million in the second quarter and first six months of 2005, respectively, and an unrealized loss of $37.1 million and $19.5 million in the second quarter and first six months of 2004, respectively. Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income and are included in the fair value change as increased expense of $31.8 million and decreased expense of $12.6 million in the second quarter and first six months of 2005, respectively, and decreased expense of $37.3 million and $13.6 million in the second quarter and first six months of 2004, respectively.
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
     DAC and VOBA amortization is adjusted for realized and unrealized gains and losses and derivative related market value adjustments. As a result of the fluctuating gains and losses and derivative adjustments between periods, amortization expense decreased $15.2 million in the second quarter of 2005 as compared to the same period in 2004 and decreased $11.1 million between year-to-date periods.
     Income Tax Expense. The effective income tax rate for the first six months of 2005 and 2004 varied from the prevailing corporate rate primarily as a result of tax exempt interest, dividends received deduction, a reduction in the income tax accrual and a change in the deferred tax valuation allowance. The accrual reduction was for the release of provisions originally established for potential tax adjustments which have been settled or eliminated. The accrual was increased $0.2 million and reduced $19.7 million for the second quarter and first six months of 2005, respectively, and was reduced $2.7 million and $7.9 million for the second quarter and first six months of 2004, respectively. The deferred tax asset valuation allowance was reduced $10.4 million in the second quarter of 2004 as a result of the realization of capital loss carryforwards.
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
ACCOUNTING DEVELOPMENTS
     In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The implementation date of the statement has been delayed to be effective for the fiscal year beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. We continue to evaluate the impacts of SFAS 123R which will be adopted January 1, 2006. The pro forma impacts of recognizing fair value as permitted by SFAS 123 are disclosed in note 1 to the consolidated financial statements.
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
     The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries. Based on the state law limitations and 2004 results, our life insurance subsidiaries could pay us an estimated $186 million in dividends in 2005 without obtaining regulatory approval. Our life insurance subsidiaries paid us approximately $20.1 million in the second quarter of 2005.
     We have a $200 million revolving credit facility, which we refer to as the Revolving Credit Agreement, with a syndicate of lenders. In the second quarter of 2005, we used our Revolving Credit Agreement to retire a portion of the $125 million senior notes payable. As of June 30, 2005, the outstanding loan balance was $100 million. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance.
     The Company has several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and buying back common stock. Our Board of Directors approved a stock purchase program effective June 24, 2005, under which we may purchase up to six million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources and dividends from insurance subsidiaries. We purchased 0.5 million shares in the first six months of 2005 under prior purchase plans, including an accelerated share repurchase program. The accelerated share repurchase program allowed the Company to purchase the shares immediately, with a third party purchasing the shares in the open market. As of June 30, 2005, six million shares remain available for repurchase under the purchase program.

     On July 12, 2005, we filed a shelf registration statement on Form S-3, which was declared effective on July 15. The shelf registration statement will allow us to issue a variety of debt and/or equity securities when market opportunities and the need for financing arise.
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
     Management believes that the current level of cash and available-for-sale, held-for-trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities and sales of its insurance products, will be adequate to meet the anticipated short-term cash obligations of the life insurance subsidiaries.
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
     In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $986 million outstanding as of June 30, 2005, consisting primarily of six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreements, but the insurance subsidiaries may terminate the agreements at any time.

     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $224.3 million as of June 30, 2005. Separate account contractholders generally have no claim against the assets of the general account, except with respect to certain insurance benefits. The operations of the separate accounts are not included in the accompanying consolidated financial statements.
     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines, Topeka and Indianapolis; ALIC, American and ILIC are eligible to borrow under variable-rate short term federal funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings outstanding under these arrangements at June 30, 2005. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $12.3 million at June 30, 2005.
     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of June 30, 2005 had a carrying value of $19.9 billion, including closed block investments.
     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.
     We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent, with an on-going level of 100 percent, of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $470.5 million and $342.6 million were on loan under the program and we were liable for cash collateral under our control of approximately $484.3 million and $351.7 million at June 30, 2005 and December 31, 2004, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.
     We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $133.4 million and $138.2 million at June 30, 2005, and December 31, 2004, respectively, and are also included in accrued expenses and other liabilities in the consolidated balance sheet.
     At June 30, 2005, the statutory surplus of the insurance subsidiaries was approximately $1.1 billion. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.
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
     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at June 30, 2005. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	6 months							Expected
	2005	2006	2007	2008	2009	2010	Thereafter	Cash Flows	Fair Value
	($ in thousands)
Fixed maturity securities available-for-sale	$611	$946	$1,049	$1,167	$929	$660	$10,490	$15,852	$16,482
Average interest rate	6.4%	6.4%	6.4%	5.9%	6.0%	5.6%	5.8%

Fixed maturity securities held for trading purposes	$94	$163	$177	$220	$232	$145	$529	$1,560	$1,560
Average interest rate	3.4%	2.7%	3.4%	3.0%	2.3%	3.1%	3.9%

Mortgage loans	$26	$61	$58	$71	$63	$73	$579	$931	$973
Average interest rate	7.0%	7.1%	7.1%	7.1%	7.0%	7.0%	6.8%

Total	$731	$1,170	$1,284	$1,458	$1,224	$878	$11,598	$18,343	$19,015

     In accordance with our strategy of minimizing credit quality risk, we            consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 63% of our fixed maturity securities are issued by the U.S. Treasury or U.S.

government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.8% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 9.44 years.
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
      AmerUs Group Co. and/or certain of our subsidiaries are defendants in nationwide class action lawsuits brought in federal courts in California, Pennsylvania and Kansas as well as a lawsuit by the attorney general and the insurance commissioner of California and a lawsuit by the attorney general of Pennsylvania on behalf of purchasers of insurance products. In the aforementioned Pennsylvania case, commenced on May 19, 2005, a nationwide class action lawsuit was also filed in the Eastern District of Pennsylvania against a subsidiary of AmerUs Group Co. on behalf of purchasers of insurance products. The lawsuits discussed in this paragraph relate to the use of purportedly inappropriate sales techniques and products for the senior citizen market. Some of the complaints allege, among other things, that the defendants engaged in the unauthorized practice of law, claims related to the suitability of the products for, and the manner in which they were sold to, the senior citizen market, pretext sales and other violations of state insurance laws. The plaintiffs seek civil penalties, restitution, injunctive relief, punitive damages, attorneys fees and other relief and damages. AmerUs Group Co. and/or certain of our subsidiaries are also defendants in statewide class actions in California, Pennsylvania and a recently filed case in Florida based on claims and seeking relief similar to the claims and relief in the nationwide class actions discussed above. The Florida case was filed in the United States District Court for the Middle District of Florida on July 7, 2005 against a subsidiary of AmerUs Group Co. on behalf of purchasers of insurance products. The Company believes it has appropriate defenses against these lawsuits and intends to vigorously defend its position. On May 12, 2005, in one statewide class action, Cheves v. American Investors Life Insurance Company, Family First Advanced Estate Planning and Family First Insurance Services et al., filed on October 20, 2003 in California state court, class certification was granted by the court.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding purchases of equity securities for the six months ended June 30, 2005:

			(c) Total number	(d) Maximum number
			of shares (or	(or approximate dollar
	(a) Total	(b) Average	units) purchased	value) of shares
	number of	price paid	as part of publicly	(or units) that may
	shares (or units)	per share	announced plans	yet be purchased under
Period	purchased (1)	(or units)	or programs	the plans or programs (3)
01/01/2005-01/31/2005	—	$—	—	2,027,500
02/01/2005-02/28/2005	—	—	—	2,027,500
03/01/2005-03/31/2005	441,236 (2)	47.36	414,000	1,613,500
04/01/2005-04/30/2005	—	—	—	1,613,500
05/01/2005-05/31/2005	107,500	46.48	107,500	1,506,000
06/01/2005-06/30/2005	436	47.83	436	6,000,000

Total	549,172	$47.19	521,936

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	The March 2005 shares purchased included 27,236 shares which were not part of the repurchase program.

(3)	On June 24, 2005, our board of directors authorized a repurchase program of up to 6 million shares of our outstanding common stock. The program terminated and replaced a previous program which authorized repurchase of up to 3 million shares. There is no expiration date for this program.

Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of the Company’s shareholders on April 28, 2005, the Company’s shareholders approved (1) the reelection of Thomas F. Gaffney, Louis A. Holland, Ward M. Klein, Andrew J. Paine, Jr., Jack C. Pester, and Heidi L. Steiger; (2) the issuance of shares in connection with the Company’s stock incentive plan; (3) performance-based procedures to be followed in granting executive incentive compensation awards; and (4) the ratification of the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company’s independent auditors. The result of the vote is as follows:

Election of Thomas F. Gaffney

For:	24,222,063
Withheld:	2,622,528

Election of Louis A. Holland

For:	24,848,086
Withheld:	1,996,505

Election of Ward M. Klein

For:	24,228,720
Withheld:	2,615,871

Election of Andrew J. Paine, Jr.

For:	24,225,191
Withheld:	2,619,400

Election of Jack C. Pester

For:	25,045,222
Withheld:	1,799,369

Election of Heidi L. Steiger

For:	25,050,859
Withheld:	1,793,732

Issue Shares in Conjunction with the Company’s Stock Incentive Plan

For:	22,798,266
Against:	3,259,343
Abstaining:	786,982

Performance-Based Procedures to be Followed in Granting Incentive Compensation Awards

For:	19,465,855
Against:	3,775,343
Abstaining:	739,334

Ratification of Ernst & Young LLP

For:	25,567,639
Against:	1,059,137
Abstaining:	217,815
     The term of the following other directors of the Company continued after the meeting: John R. Albers; Roger K. Brooks; Thomas C. Godlasky; John W. Norris, Jr.; Stephen Strome; John A. Wing; and F.A. Wittern, Jr.
Item 6. Exhibits
     A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 29, 2005	AMERUS GROUP CO.

	By	/s/ Melinda S. Urion

Melinda S. Urion
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/ Brenda J. Cushing

Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.2	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.5	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.8	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.9	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.10	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, filed as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 20, 2004, filed as Exhibit 3.1 on Form 10-Q, dated May 5, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-Q, dated August 6, 2004, is hereby incorporated by reference.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

Exhibit
No.	Description
4.4	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.5	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.6	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.8	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.9	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.10	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.11	Indenture dated as of March 6, 2002 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on form 8-K/A, dated February 28, 2002, is hereby incorporated by reference.

4.12	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.13	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.14	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.15	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.16	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.17	Indenture dated as of December 15, 2004 between AmerUs Group Co. and BNY Midwest Trust Company, as Trustee, filed as Exhibit 4.1 on Form 8-K, dated December 15, 2004, is hereby incorporated by reference.

4.18	Form of Optionally Convertible Equity-Linked Accreting Note (OCEANsSM) due March 6, 2032, filed as Exhibit 4.2 on Form 8-K, dated December 15, 2004, is hereby incorporated by reference.

11.1	Statement Re: Computation of Per Share Earnings is included in note 2 to the consolidated financial statements.

12*	Computation of Ratios of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

Exhibit
No.	Description
32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Included herein