Form 10-Q
period 2005-09-30
AMERUS GROUP CO/IA
filed 2005-11-08
CIK 1051717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 001-15166
AMERUS GROUP CO.
(Exact name of Registrant as specified in its charter)

IOWA	42-1458424
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
699 Walnut Street
Des Moines, Iowa 50309-3948
(Address of principal executive offices)
Registrant’s telephone number, including area code (515) 362-3600
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No  ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☑     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes      ☐  No
The number of shares outstanding of each of the Registrant’s classes of common stock on November 3, 2005 was as follows:
Common Stock           38,669,480 shares
Exhibit index — Page 42

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
	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$16,639,269	$15,646,653
Equity securities	77,658	77,024
Short-term investments	—	2,979
Securities held for trading purposes at fair value:
Fixed maturity securities	1,464,793	1,718,125
Equity securities	33	15,468
Mortgage loans	968,604	865,733
Policy loans	483,115	486,071
Other investments	323,975	374,240

Total investments	19,957,447	19,186,293

Cash and cash equivalents	588,810	478,441
Accrued investment income	234,754	222,294
Premiums, fees and other receivables	41,128	39,688
Income taxes receivable	16,201	—
Reinsurance receivables	683,439	666,493
Deferred policy acquisition costs	1,617,995	1,248,009
Deferred sales inducements	226,653	137,538
Value of business acquired	357,394	374,792
Goodwill	228,869	226,291
Property and equipment	44,448	46,114
Other assets	304,088	296,409
Separate account assets	225,911	248,507

Total assets	$24,527,137	$23,170,869

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$19,134,316	$17,923,329
Policyowner funds	1,474,519	1,419,762

	20,608,835	19,343,091

Accrued expenses and other liabilities	999,399	837,514
Dividends payable to policyowners	296,237	322,037
Policy and contract claims	63,500	70,465
Income taxes payable	—	9,299
Deferred income taxes	78,847	145,332
Notes payable	556,509	571,155
Separate account liabilities	225,911	248,507

Total liabilities	22,829,238	21,547,400

Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, 6,000,000 shares issued and outstanding in 2005	145,310	—
Common Stock, no par value, 230,000,000 shares authorized; 46,650,037 shares issued and 38,651,463 shares outstanding in 2005; 44,225,902 shares issued and 39,400,663 shares outstanding in 2004	46,650	44,226
Additional paid-in capital — common stock	1,229,181	1,198,379
Accumulated other comprehensive income	25,629	114,670
Unearned compensation	(2,089)	(1,238)
Retained earnings	567,585	431,911
Treasury stock, at cost (7,998,574 shares in 2005 and 4,825,239 shares in 2004)	(314,367)	(164,479)

Total stockholders’ equity	1,697,899	1,623,469

Total liabilities and stockholders’ equity	$24,527,137	$23,170,869

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
		(unaudited)
Revenues:
Insurance premiums	$54,603	$64,582	$178,150	$199,110
Product charges	64,939	61,455	178,610	165,301
Net investment income	278,641	261,988	824,392	770,174
Realized/unrealized capital gains (losses)	23,362	2,513	(19,316)	(42,122)
Other income	11,487	11,458	35,272	35,364

	433,032	401,996	1,197,108	1,127,827

Benefits and expenses:
Policyowner benefits	211,211	225,572	624,997	632,351
Underwriting, acquisition and other expenses	40,854	39,918	119,881	111,461
Litigation following class certification, net	9,380	—	9,380	—
Amortization of deferred policy acquisition costs and value of business acquired	58,714	45,272	146,515	151,461
Dividends to policyowners	18,770	24,538	70,637	60,958

	338,929	335,300	971,410	956,231

Income from continuing operations	94,103	66,696	225,698	171,596

Interest expense	7,725	7,810	23,696	24,144
Early extinguishment of debt	19,082	—	19,082	—

Income before income tax expense	67,296	58,886	182,920	147,452

Income tax expense	28,677	16,024	47,246	26,074

Net income from continuing operations	38,619	42,862	135,674	121,378

Income from discontinued operations, net of tax	—	—	—	3,899

Net income before cumulative effect of change in accounting	38,619	42,862	135,674	125,277

Cumulative effect of change in accounting, net of tax	—	—	—	(510)

Net income	38,619	42,862	135,674	124,767

Dividends on preferred stock	—	—	—	—

Net income available to common stockholders	$38,619	$42,862	$135,674	$124,767

Net income from continuing operations available to common stockholders per common share:
Basic	$1.00	$1.09	$3.47	$3.09

Diluted	$0.91	$1.04	$3.17	$2.97

Net income available to common stockholders per common share:
Basic	$1.00	$1.09	$3.47	$3.17

Diluted	$0.91	$1.04	$3.17	$3.06

Weighted average common shares outstanding:
Basic	38,488,294	39,237,840	39,102,190	39,307,268

Diluted	42,525,870	41,053,772	42,743,043	40,844,713

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
		(unaudited)
Net income	$38,619	$42,862	$135,674	$124,767

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(159,768)	145,117	(140,019)	14,369
Reclassification adjustment for (gains) losses included in net income	1,597	(5,415)	3,032	29,519

Other comprehensive income (loss), before tax	(158,171)	139,702	(136,987)	43,888
Income tax (expense) benefit related to items of other comprehensive income	55,360	(48,896)	47,946	(15,361)

	(102,811)	90,806	(89,041)	28,527

Comprehensive income (loss)	$(64,192)	$133,668	$46,633	$153,294

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005 and the Year Ended December 31, 2004
($ in thousands)

			Additional	Accumulated
			Paid-In	Other				Total
	Preferred		Capital	Comprehensive	Unearned	Retained	Treasury	Stockholders’
	Stock	Common Stock	Common Stock	Income	Compensation	Earnings	Stock	Equity
Balance at December 31, 2003	$—	$43,836	$1,184,237	$84,519	$(1,361)	$255,006	$(156,426)	$1,409,811

2004:
Net income	—	—	—	—	—	192,642	—	192,642
Net unrealized gain on securities	—	—	—	33,959	—	—	—	33,959
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	420	—	—	—	420
Stock issued under various incentive plans, net of forfeitures	—	390	14,142	—	123	—	1,100	15,755
Purchase of treasury stock	—	—	—	—	—	—	(9,153)	(9,153)
Dividends declared on common stock	—	—	—	—	—	(15,737)	—	(15,737)
Minimum pension liability adjustment	—	—	—	(4,228)	—	—	—	(4,228)

Balance at December 31, 2004	—	44,226	1,198,379	114,670	(1,238)	431,911	(164,479)	1,623,469

2005 (unaudited):
Net income	—	—	—	—	—	135,674	—	135,674
Net unrealized loss on securities	—	—	—	(88,629)	—	—	—	(88,629)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	(412)	—	—	—	(412)
Issuance of preferred stock	145,310	—	—	—	—	—	—	145,310
Conversion of OCEANs	—	1,675	9,069	—	—	—	—	10,744
Stock issued under various incentive plans, net of forfeitures	—	749	21,733	—	(851)	—	840	22,471
Purchase of treasury stock	—	—	—	—	—	—	(150,728)	(150,728)

Balance at September 30, 2005	$145,310	$46,650	$1,229,181	$25,629	$(2,089)	$567,585	$(314,367)	$1,697,899

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Nine Months Ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$135,674	$124,767
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	—	510
Gain on sale of discontinued operations	—	(3,899)
Early extinguishment of debt	19,082	—
Product charges	(178,610)	(165,301)
Interest credited to policyowner account balances	387,072	356,201
Change in option value of indexed products and market value adjustments on total return strategy annuities	(19,403)	(5,926)
Realized/unrealized capital losses	19,316	42,122
DAC and VOBA amortization	146,515	151,461
DAC and VOBA capitalized	(369,807)	(276,886)
Change in:
Accrued investment income	(12,460)	(12,340)
Reinsurance receivables	(86,658)	(71,970)
Securities held for trading purposes:
Fixed maturities	227,204	325,145
Equity securities	15,413	(8,952)
Short-term investments	—	579
Liabilities for future policy benefits	(119,360)	22,420
Accrued expenses and other liabilities	163,645	401,684
Policy and contract claims and other policyowner funds	45,791	112,784
Income taxes:
Current	(25,500)	(20,740)
Deferred	(6,735)	19,508
Other, net	38,058	27,857

Net cash provided by operating activities	379,237	1,019,024

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(3,981,632)	(4,271,467)
Proceeds from sale of fixed maturities available-for-sale	1,522,642	2,115,844
Maturities, calls and principal reductions of fixed maturities available-for-sale	1,140,514	921,812
Purchase of equity securities	(7,340)	(43,053)
Proceeds from sale of equity securities	6,212	42,036
Change in short-term investments, net	3,860	28,691
Purchase of mortgage loans	(181,113)	(86,676)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Nine Months Ended September 30,
	2005	2004
	(unaudited)
Proceeds from repayment and sale of mortgage loans	77,165	214,816
Purchase of other invested assets	(104,497)	(55,512)
Proceeds from sale of other invested assets	153,479	104,977
Change in policy loans, net	2,956	9,131
Proceeds from sale of discontinued operations	—	15,000
Other assets, net	(9,890)	(3,652)

Net cash used in investing activities	(1,377,644)	(1,008,053)

Cash flows from financing activities:
Deposits to policyowner account balances	2,448,422	1,655,736
Withdrawals from policyowner account balances	(1,325,088)	(1,349,432)
Change in debt, net	587	(50,028)
Stock issued under various incentive plans, net of forfeitures	22,471	5,429
Purchase of treasury stock	(150,728)	(9,153)
Proceeds from issuance of senior notes	297,522	—
Proceeds from issuance of preferred stock	145,310	—
Retirement of OCEANs	(204,720)
Retirement of senior notes	(125,000)	—

Net cash provided by financing activities	1,108,776	252,552

Net increase in cash	110,369	263,523

Cash and cash equivalents at beginning of period	478,441	274,150

Cash and cash equivalents at end of period	$588,810	$537,673

Supplemental disclosure of cash activities:

Interest paid	$17,321	$23,947

Income taxes paid	$67,466	$28,281

Supplemental disclosure of non-cash operating activities:

Capitalization of deferred sales inducements	$87,663	$38,130

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) CONSOLIDATION AND BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     The Company has certain stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The majority of the plans are stock option plans for which no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There is also a long-term incentive plan that provides for payment in the Company’s common stock. Stock-based employee compensation expense for this plan is reflected in net income using variable accounting under APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands, except share data)
Net income available to common stockholders, as reported	$38,619	$42,862	$135,674	$124,767
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,439	—	$2,185	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,027)	(926)	(2,780)	(3,007)

Pro forma net income available to common stockholders	$39,031	$41,936	$135,079	$121,760

Earnings per common share:
Basic — as reported	$1.00	$1.09	$3.47	$3.17

Basic — pro forma	$1.01	$1.07	$3.45	$3.10

Diluted — as reported	$0.91	$1.04	$3.17	$3.06

Diluted — pro forma	$0.92	$1.02	$3.16	$2.98

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
     Diluted earnings per share applicable to the Company’s PRIDES securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 1,969,535 and 1,683,794 shares to the diluted earnings per share calculation for the three and nine months ended September 30, 2005, respectively, and 859,038 and 720,035 shares for the three and nine months ended September 30, 2004, respectively.
     Diluted earnings per share applicable to the Company’s OCEANs are determined using the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for periods ending after December 15, 2004. EITF 04-8 requires diluted earnings per share to be computed following the guidance of EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” for securities such as the OCEANs which are considered to be “Instrument C” securities. The conversion spread portion of an Instrument C security should be included in diluted earnings per share based on the number of shares that would be required to be delivered if the instrument had been converted at the end of the period. The OCEANs added 1,119,235 and 1,061,545 shares for the diluted earnings per share calculation for the three and nine months ended September 30, 2005, respectively, and 284,879 shares and 177,647 shares for the three and nine months ended September 30, 2004, respectively. As of September 13, 2005, all of the OCEANs were converted with settlement in cash and common stock.

	For The Three Months Ended September 30,
	2005			2004
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
			($ in thousands, except share data)
Basic earnings per common share
Net Income from continuing operations available to common stockholders	$38,619	38,488	$1.00	$42,862	39,238	$1.09
Effect of dilutive securities
Options and other stock based compensation		949	(0.02)		672	(0.02)
PRIDES		1,970	(0.05)		859	(0.02)
OCEANs		1,119	(0.02)		285	(0.01)

Diluted earnings per common share	$38,619	42,526	$0.91	$42,862	41,054	$1.04

	For The Nine Months Ended September 30,
	2005			2004
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
			($ in thousands, except share data)
Basic earnings per common share
Net Income from continuing operations available to common stockholders	$135,674	39,102	$3.47	$121,378	39,307	$3.09

Effect of dilutive securities
Options and other stock based compensation		895	(0.07)		640	(0.05)
PRIDES		1,684	(0.14)		720	(0.06)
OCEANs		1,062	(0.09)		178	(0.01)

Diluted earnings per common share	$135,674	42,743	$3.17	$121,378	40,845	$2.97

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
     Summarized financial information of the Closed Block as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 are as follows:

	September 30,	December 31,
	2005	2004
	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,769,012	$2,804,222
Policyowner funds	7,904	8,096
Accrued expenses and other liabilities	9,649	32,140
Dividends payable to policyowners	156,034	161,475
Policy and contract claims	12,737	14,705
Policyowner dividend obligation	132,843	152,975

Total Liabilities	3,088,179	3,173,613

Assets:
Fixed maturity securities available-for-sale at fair value	1,950,984	2,028,790
Mortgage loans	62,660	70,686
Policy loans	330,852	335,573
Other investments	—	34
Cash and cash equivalents	44,016	8,473
Accrued investment income	30,929	32,637
Premiums and fees receivable	47,604	59,369
Other assets	—	17

Total Assets	2,467,045	2,535,579

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$621,134	$638,034

	For The Three Months Ended September 30,
	2005	2004
	($ in thousands)
Operations:
Insurance premiums	$37,582	$45,859
Product charges	1,472	1,966
Net investment income	35,393	36,974
Realized gains (losses) on investments	(650)	1,910
Policyowner benefits	(47,174)	(54,314)
Underwriting, acquisition and other expenses	(785)	(678)
Dividends to policyowners	(17,066)	(22,651)

Contribution from the Closed Block before income taxes	$8,772	$9,066

	For The Nine Months Ended September 30,
	2005	2004
	($ in thousands)
Operations:
Insurance premiums	$122,467	$143,138
Product charges	4,618	3,368
Net investment income	110,173	108,943
Realized losses on investments	(560)	(1,732)
Policyowner benefits	(142,577)	(167,981)
Underwriting, acquisition and other expenses	(1,973)	(2,684)
Dividends to policyowners	(65,057)	(55,069)

Contribution from the Closed Block before income taxes	$27,091	$27,983

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In addition, we also have trading securities that back our total return strategy traditional annuity products. During the first nine months of 2005 and 2004, an unrealized loss has been recognized amounting to $14.9 million and $4.9 million, respectively, primarily from the change in fair value on the trading securities backing the total return strategy products. Additionally, realized/unrealized gains (losses) on investments included an unrealized loss of $1.7 million and an unrealized loss of $5.3 million for the first nine months of 2005 and 2004, respectively, primarily from the change in fair value on call options used as a natural hedge of embedded options within indexed products. Policyowner benefits included an offsetting adjustment to contract liabilities for fair value changes in options embedded within the indexed products and fair value changes on total return strategy annuity contracts. The total adjustment to policyowner benefits amounted to a decrease in expense of $19.4 million and $5.9 million for the first nine months of 2005 and 2004, respectively.

     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005
	Total Return	Indexed
	Products	Products	Other	Total
		($ in thousands)
Fixed maturity securities held for trading	$(11,842)	$—	$(3,077)	$(14,919)
Options	—	(1,723)	18	(1,705)
Market value adjustment to liabilities	2,912	13,535	2,956	19,403
Cash flow hedge amortization	—	—	112	112
DAC amortization impact of net adjustments above	824	(5,531)	—	(4,707)

Pre-tax total	(8,106)	6,281	9	(1,816)
Income taxes	2,837	(2,198)	(3)	636

After-tax total	$(5,269)	$4,083	$6	$(1,180)

	Nine Months Ended September 30, 2004
	Total Return	Indexed
	Products	Products	Other	Total
		($ in thousands)
Fixed maturity securities held for trading	$(4,511)	$—	$(419)	$(4,930)
Options	—	(2,606)	(2,717)	(5,323)
Market value adjustment to liabilities	(2,480)	7,400	1,006	5,926
Cash flow hedge amortization	—	—	(953)	(953)
DAC amortization impact of net adjustments above	—	(2,199)	—	(2,199)

Pre-tax total	(6,991)	2,595	(3,083)	(7,479)
Income taxes	2,447	(908)	1,079	2,618

After-tax total	$(4,544)	$1,687	$(2,004)	$(4,861)

(5) NOTES PAYABLE
     The following table summarizes notes payable at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	($ in thousands)
OCEANs converted in September 2005	$—	$189,212
PRIDES notes which settle on August 16, 2006	143,750	143,750
Senior notes bearing interest at 5.95% due August 2015	300,000	—
Senior notes bearing interest at 6.95% due June 2005	—	125,000
AmerUs Capital I 8.85 % Capital Securities Series A due February 1, 2027	50,755	50,755
Surplus notes bearing interest at 8.66% due on April 11, 2011	25,000	25,000
Federal Home Loan Bank community investment long-term and short-term advances with a weighted average interest rate of 6.37% at September 30, 2005 and 6.38% at December 31, 2004, maturing at various dates through June 12, 2012	12,154	12,588
Other notes bearing interest at rates ranging from 3.00% to 8.75% due from 2012 to 2028	24,850	24,850

	$556,509	$571,155

     The Company repaid the $125.0 million senior notes in June 2005 with a borrowing on its revolving credit agreement. On August 5, 2005, the Company issued $300.0 million of senior notes under its shelf registration filed with the Securities and Exchange Commission. The senior notes bear interest at 5.95% per year payable semi-annually on February 15 and August 15 of each year commencing on February 15, 2006. The senior notes mature on August 15, 2015 and may be redeemed at the Company’s option at any time, in whole or in part, subject to payment of a redemption premium. The net proceeds from the issuance were used to repay the revolving credit agreement borrowing, repurchase common stock and convert the $185.0 million OCEANs securities.
     In September 2005, holders of the $185.0 million aggregate original principal amount of OCEANs exercised their conversion rights which resulted in the Company’s issuance of 1.7 million shares of common stock and a cash payment of $203 million, including a $12.7 million prepayment premium. The prepayment premium and a write-off of $6.4 million of remaining unamortized debt issuance costs have been reported as early extinguishment of debt expense in the consolidated statement of income. In addition, the conversion resulted in the reclassification of an associated deferred tax liability of $10.7 million to additional paid-in capital on common stock.
(6) EQUITY TRANSACTIONS
     On September 26, 2005, the Company issued 6.0 million shares of Series A Non-Cumulative Perpetual Preferred Stock under its shelf registration with the Securities and Exchange Commission. Net proceeds amounted to $145.3 million after the related underwriting discount and other costs. Dividends on the preferred stock are non-cumulative and are payable quarterly, when, as and if declared by the board of directors, in whole or in part out of legally available funds. Dividends on the preferred stock accrued from September 26, 2005 with the first dividend payable on December 15, 2005 at a fixed rate of 7.25% per annum of the liquidation preference of $25 per share. Subject to certain restrictions, the Company may redeem the preferred stock at any time in whole, prior to September 15, 2010, at a cash redemption price equal to the greater of $25 per share or the sum of the present values of $25 per share plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends, and any undeclared dividends for the dividend periods from the redemption date to and including the dividend payment date on September 15, 2010. On or after the dividend payment date in September 2010, the shares may be redeemed in whole or in part at a price of $25 per share or $150.0 million in the aggregate plus declared and unpaid dividends to the redemption date without accumulation of any undeclared dividends. The preferred stock has no stated maturity and is not convertible into any other security.
     The Company purchased 2.2 million common shares under an accelerated stock repurchase agreement effective August 18, 2005. The initial purchase price of the shares including commission amounted to $114.5 million. The repurchase program allows the Company to purchase the shares immediately, with the counterparty purchasing the shares in the open market. The initial purchase price was $51.32 per share, including commission, and is subject to a market price adjustment feature, which can be net-share settled, based on the actual cost of the shares purchased.
(7) FEDERAL INCOME TAXES
     The effective income tax rate for the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 varied from the prevailing corporate rate primarily as a result of tax exempt interest, dividends received deductions, a reduction in the income tax accrual and a reduction in the deferred tax valuation allowance. The accrual reduction was for the release of provisions originally established for potential tax adjustments which have been settled or eliminated and for overpayment of tax in prior years for which a refund is expected. The accrual was reduced $0.3 million and $13.4 million for the third quarter and first nine months of 2005, respectively. The accrual was reduced $3.7 million and $11.6 million, for the third quarter and first nine months of 2004, respectively. In addition, during the second quarter of 2004, a deferred tax valuation allowance was reduced $10.4 million as a result of the realization of capital loss carry forwards. The effective income tax rate for the third quarter of 2005 varied from the prevailing corporate rate primarily due to additional income tax expense of $6.6 million incurred in the restructuring of the Company’s joint venture with Ameritas Life Insurance Corp. in which the Company’s interest in Ameritas Variable Life Insurance Company was sold to Ameritas Life Insurance Corp. The additional tax expense related to the reversal of taxable temporary differences during the quarter without the benefit of previously anticipated dividends received deductions. The effective income tax rate excluding the accrual changes, the additional tax on the joint venture sale and the valuation allowance reduction was 33.14% and 32.58% for the nine months ended September 30, 2005 and 2004, respectively.
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
     On September 23, 2005, the general terms of a settlement of a statewide class action, Cheves v. American Investors Life Insurance Company, Family First Advanced Estate Planning and Family First Insurance Services et al., discussed in the Company’s Report on Form 10-Q for the Quarterly Period ended June 30, 2005, were preliminarily approved by the trial court and a hearing on the final approval is scheduled in November of 2005. A charge was taken with respect to this pending settlement during the three months ended September 30, 2005.
     On August 29, 2005, a nationwide class action lawsuit was filed against the Company and certain of its subsidiaries in the United States District Court for the Middle District of Florida on behalf of certain purchasers of insurance products who were over the age of 65 at the time of purchase. The plaintiffs allege that the defendants used improper practices in selling annuities to senior citizens because annuity payments allegedly begin only after the annuitant’s actuarial life expectancy and the plaintiffs seek class certification, injunctive and equitable relief, a variety of damages, including punitive damages, and attorneys fees. This case and other lawsuits discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and/or Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 have been consolidated and transferred to the United States District Court for the Eastern District of Pennsylvania.
     The Company’s pending litigation is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. Given these uncertainties, the Company is unable to estimate the possible loss or range of loss that may result from all of the Company’s pending litigation. It is possible that the Company’s results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to the Company’s pending claims and legal actions, would have no material effect on its operations and financial position.

(9) EMPLOYEE BENEFIT PLANS
     The Company has a frozen defined benefit pension plan and also has defined benefit plans which provide supplemental retirement benefits to certain agents and executives. In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees. The following is a summary of net periodic benefit cost for these plans for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
	($ in thousands)
Components of net periodic benefit cost:
Service cost	$235	$200
Interest cost	4,416	4,595
Expected return on plan assets	(3,647)	(3,642)
Amortization of prior service cost	66	66
Amortization of actuarial loss	535	191

Net periodic benefit cost	1,605	1,410
Curtailment	—	(951)

Total expense	$1,605	$459

(10) ACCOUNTING DEVELOPMENTS
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The implementation date of the statement has been delayed to be effective for the fiscal year beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. The Company plans to adopt SFAS 123R effective January 1, 2006 using the modified prospective method. The pro forma impacts of recognizing fair value as permitted by SFAS 123 are disclosed in note 1 to the consolidated financial statements.
(11) OPERATING SEGMENTS
     The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:
     Protection Products. The primary product offerings consist of interest-sensitive whole life, term life, universal life and indexed life insurance policies. Indexed life is a type of universal life or interest-sensitive whole life product. These products are marketed on a national basis primarily through a Career Marketing Organization (CMO) system, a Personal Producing General Agent (PPGA) system, Independent Marketing Organizations (IMOs) and a New York distribution system.

     Accumulation Products. The primary product offerings consist of individual fixed annuities (comprised of traditional fixed annuities and indexed annuities), marketed on a national basis primarily through IMOs and independent brokers, and insurance contracts issued through funding agreements.
     The product offerings within each segment are of a very similar nature. Insurance premiums of the protection products segment are primarily from term life products. Product charges of the protection products segment are from interest-sensitive whole life, universal life and indexed life insurance products. Product charges of the accumulation products segment are from traditional fixed and indexed annuities. Due to the similarity of products within each segment, premiums and product charges are shown by segment and not by specific product type.
     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between segment pre-tax operating income and net income on the following operating segment tables and are as follows:
1)	Realized/unrealized gains and losses on open block assets.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:
•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.
3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments.

4)	Other income from non-insurance operations.

5)	Litigation accruals following class certification, net of insurance recoveries.

6)	Interest expense.

7)	Early extinguishment of debt.

8)	Income tax expense.

9)	Income from discontinued operations.

10)	Cumulative effect of changes in accounting.
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

Operating Segment Income
($ in thousands)

	Three Months Ended September 30, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$53,535	$727	$341	$54,603
Product charges	51,350	13,589	—	64,939
Net investment income	88,930	189,332	379	278,641
Realized/unrealized losses on closed block investments	(650)	—	—	(650)
Other income:
Income from Independent Marketing Organizations	—	7,331	—	7,331
Other	879	2,551	566	3,996

	194,044	213,530	1,286	408,860

Benefits and expenses:
Policyowner benefits	87,918	130,529	(387)	218,060
Underwriting, acquisition, and other expenses:
Operating expenses	19,473	7,230	8,278	34,981
Expenses from Independent Marketing Organizations	—	5,873	—	5,873
Amortization of DAC and VOBA, net of open block gain adjustment of $9,086	27,598	22,030	—	49,628
Dividends to policyowners	18,769	1	—	18,770

	153,758	165,663	7,891	327,312

Segment pre-tax operating income	$40,286	$47,867	$(6,605)	81,548

Realized/unrealized losses on open block assets				(793)

Unrealized gains on open block options and trading investments				24,805

Change in option value of indexed products and market value adjustments on total return strategy annuities				6,814

Cash flow hedge amortization				35
Amortization of DAC and VOBA due to open block gains and losses				(9,086)

Litigation following class certification, net				(9,380)

Other income from non-insurance operations				160

Income from continuing operations				94,103

Interest (expense)				(7,725)

Early extinguishment of debt				(19,082)

Income tax (expense)				(28,677)

Net income				38,619

Dividends on preferred stock				—

Net income available to common stockholders				$38,619

Operating Segment Income
($ in thousands)

	Three Months Ended September 30, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$62,829	$541	$1,212	$64,582
Product charges	45,029	16,426	—	61,455
Net investment income	83,909	177,599	480	261,988
Realized/unrealized gains on closed block investments	1,911	—	—	1,911
Other income:
Income from Independent Marketing Organizations	—	7,463	—	7,463
Other	810	2,681	529	4,020

	194,488	204,710	2,221	401,419

Benefits and expenses:
Policyowner benefits	96,350	121,073	380	217,803
Underwriting, acquisition, and other expenses:
Operating expenses	18,134	7,896	6,045	32,075
Expenses from Independent Marketing Organizations	—	7,843	—	7,843
Amortization of DAC and VOBA, net of open block loss adjustment of $2,495	21,443	26,324	—	47,767
Dividends to policyowners	24,537	1	—	24,538

	160,464	163,137	6,425	330,026

Segment pre-tax operating income	$34,024	$41,573	$(4,204)	71,393

Realized/unrealized gains on open block assets				3,443

Unrealized losses on open block options and trading investments				(2,841)

Change in option value of indexed products and market value adjustments on total return strategy annuities				(7,629)

Cash flow hedge amortization				(140)

Amortization of DAC and VOBA due to open block gains and losses				2,495

Other income from non-insurance operations				(25)

Income from continuing operations				66,696

Interest (expense)				(7,810)

Income tax (expense)				(16,024)

Net income				42,862

Dividends on preferred stock				—

Net income available to common stockholders				$42,862

Operating Segment Income
($ in thousands)

	Nine Months Ended September 30, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$174,587	$2,263	$1,300	$178,150
Product charges	139,073	39,537	—	178,610
Net investment income	268,799	554,531	1,062	824,392
Realized/unrealized losses on closed block investments	(560)	—	—	(560)
Other income:
Income from Independent Marketing Organizations	—	23,495	—	23,495
Other	2,597	7,755	1,630	11,982

	584,496	627,581	3,992	1,216,069
Benefits and expenses:
Policyowner benefits	256,293	388,152	67	644,512
Underwriting, acquisition, and other expenses:
Operating expenses	57,352	21,391	21,762	100,505
Expenses from Independent Marketing Organizations	—	19,376	—	19,376
Amortization of DAC and VOBA, net of open block gain adjustment of $3,703	74,576	68,236	—	142,812
Dividends to policyowners	70,633	4	—	70,637

	458,854	497,159	21,829	977,842

Segment pre-tax operating income	$125,642	$130,422	$(17,837)	238,227

Realized/unrealized losses on open block assets				(2,133)

Unrealized losses on open block options and trading investments				(16,623)

Change in option value of indexed products and market value adjustments on total return strategy annuities				19,403

Cash flow hedge amortization				112

Amortization of DAC and VOBA due to open block gains and losses				(3,703)

Litigation following class certification, net				(9,380)

Other income from non-insurance operations				(205)

Income from continuing operations				225,698

Interest (expense)				(23,696)

Early extinguishment of debt				(19,082)

Income tax (expense)				(47,246)

Net income				135,674

Dividends on preferred stock				—

Net income available to common stockholders				$135,674

Operating Segment Income
($ in thousands)

	Nine Months Ended September 30, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$194,972	$2,123	$2,015	$199,110
Product charges	122,128	43,173	—	165,301
Net investment income	246,353	520,080	3,741	770,174
Realized/unrealized losses on closed block investments	(1,732)	—	—	(1,732)
Other income:
Income from Independent Marketing Organizations	—	21,526	—	21,526
Other	2,644	8,058	2,000	12,702

	564,365	594,960	7,756	1,167,081

Benefits and expenses:
Policyowner benefits	280,950	356,152	222	637,324
Underwriting, acquisition, and other expenses:
Operating expenses	54,207	21,334	17,362	92,903
Expenses from Independent Marketing Organizations	—	18,558	—	18,558
Amortization of DAC and VOBA, net of open block loss adjustment of $3,247	66,211	82,003	—	148,214
Dividends to policyowners	60,955	3	—	60,958

	462,323	478,050	17,584	957,957

Segment pre-tax operating income	$102,042	$116,910	$(9,828)	209,124

Realized/unrealized losses on open block assets				(30,138)

Unrealized losses on open block options and trading investments				(10,252)

Change in option value of indexed products and market value adjustments on total return strategy annuities				5,926

Cash flow hedge amortization				(953)

Amortization of DAC and VOBA due to open block gains and losses				(3,247)

Other income from non-insurance operations				1,136

Income from continuing operations				171,596

Interest (expense)				(24,144)

Income tax (expense)				(26,074)

Income from discontinued operations, net of tax				3,899

Cumulative effect of change in accounting, net of tax				(510)

Net income				124,767

Dividends on preferred stock				—

Net income available to common stockholders				$124,767

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated financial condition of AmerUs Group Co. as of September 30, 2005, compared with December 31, 2004, and our consolidated results of operations for the three and nine months ended September 30, 2005 and 2004. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with our MD&A and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
FINANCIAL HIGHLIGHTS
     Our financial highlights are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands, except share data)
Segment pre-tax operating income:
Protection Products	$40,286	$34,024	$125,642	$102,042
Accumulation Products	47,867	41,573	130,422	116,910
Other operations	(6,605)	(4,204)	(17,837)	(9,828)

Total segment pre-tax operating income	81,548	71,393	238,227	209,124

Non-segment expense, net (A)	42,929	28,531	102,553	84,357

Net income	38,619	42,862	135,674	124,767

Dividends on preferred stock	—	—	—	—

Net income available to common stockholders	$38,619	$42,862	$135,674	$124,767

Diluted net income available to common stockholders per common share	$0.91	$1.04	$3.17	$3.06

	September 30,	December 31,
	2005	2004

Total assets	$24,527,137	$23,170,869
Stockholders’ equity	$1,697,899	$1,623,469

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, litigation, non-insurance operations, interest expense, early extinguishment of debt, income taxes, discontinued operations and cumulative effect of change in accounting.

     Operating segment income increased for both the protection products and accumulation products segments in the 2005 periods as compared to the same periods in 2004. Protection products earnings were primarily impacted by the growth in the indexed life business and increased open block product margins. Our accumulation products pre-tax operating segment income increased primarily due to growth in assets. The increases in protection products and accumulation products segment income were partially offset by higher operating losses of the other segment in the first nine months of 2005 compared to 2004. The 2005 other segment activity reflects increased costs associated with complying with Sarbanes-Oxley Act internal control regulations, long term incentive compensation, and employee search and relocation expenses. In addition, the 2004 other segment results were favorably impacted by gains from an equipment transaction and an employee postretirement benefit plan curtailment.
     Net income increased in the first nine months of 2005 compared to 2004 primarily as a result of higher operating segment income and lower realized/unrealized losses on open block assets. The year-to-date increases were partially offset by costs accrued for litigation and early retirement of debt recognized in the third quarter of 2005. Net income decreased for the third quarter of 2005 compared to the third quarter of 2004 primarily due to the litigation charge, early retirement of debt, and higher DAC and VOBA amortization associated with open block gains and losses. The decreases for the quarter were partially offset by increased segment operating results and income from derivative market value adjustments.
     Total assets increased $1.4 billion during the first nine months of 2005 primarily as a result of net cash received from collected premiums and deposits, positive cash flows from operating activities and the utilization of securities lending arrangements. Liabilities increased $1.3 billion primarily due to policy reserves and policyowner funds which increased due to the higher volume of insurance in force, additional securities lending arrangements, and increased annuity sales. Stockholders’ equity increased $74.4 million in the first nine months of 2005 primarily as a result of the issuance of preferred stock which resulted in net proceeds of $145.3 million, year-to-date net income of $135.7 million and stock issued under various incentive plans of $22.5 million. The increase was partially offset by treasury stock purchases of $150.7 million and decreased unrealized gains on available-for-sale investments of $89.0 million. The unrealized gains included in accumulated other comprehensive income are presented after related adjustments to DAC, VOBA, capitalized deferred sales inducements, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes.
PROTECTION PRODUCTS
     Our protection products segment primarily consists of interest-sensitive whole life, term life, universal life and indexed life insurance policies. These products are marketed on a national basis primarily through CMOs, a PPGA distribution system, IMOs and a New York distribution system. Included in protection products is the closed block of ALIC and the closed block of ILIC, established when the companies reorganized from mutual companies to stock companies. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality policies. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. Protection products in force totaled $101.1 billion at September 30, 2005 and $97.5 billion at December 31, 2004. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	$( in thousands)
Revenues:
Insurance premiums	$53,535	$62,829	$174,587	$194,972
Product charges	51,350	45,029	139,073	122,128
Net investment income	88,930	83,909	268,799	246,353
Realized gains (losses) on closed block investments	(650)	1,911	(560)	(1,732)
Other income	879	810	2,597	2,644

Total revenues	194,044	194,488	584,496	564,365

Benefits and expenses:
Policyowner benefits	87,918	96,350	256,293	280,950
Underwriting, acquisition and other expenses	19,473	18,134	57,352	54,207
Amortization of DAC and VOBA, net of open block gain/loss adjustment	27,598	21,443	74,576	66,211
Dividends to policyowners	18,769	24,537	70,633	60,955

Total benefits and expenses	153,758	160,464	458,854	462,323

Pre-tax operating income — Protection Products segment	$40,286	$34,024	$125,642	$102,042

     Pre-tax operating income from our protection products increased 18% in the third quarter of 2005 and 23% in the first nine months of 2005 compared to the respective 2004 periods. The year-to-date increase was primarily due to the growth in the indexed life business and higher open block product margins, in particular increased product charges and net investment income. The increase was partially reduced by higher expenses and DAC and VOBA amortization. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.
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

	Sales Activity by Product
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Traditional life insurance:
Interest-sensitive whole life	$159	$1,076	$392	$5,905
Term and other life	2,835	3,229	9,241	10,384
Universal life
Flexible premium without no lapse guarantee	2,651	6,700	10,913	23,469
Indexed life:
Flexible premium without no lapse guarantee	17,694	12,452	48,703	39,178
Flexible premium with no lapse guarantee	3,386	1,900	9,955	4,390
Fixed premium excess interest whole life	2,843	3,005	7,473	10,383

Total	$29,568	$28,362	$86,677	$93,709

     Direct first year annualized premiums increased 4% in the third quarter of 2005 as compared to the third quarter of 2004 and decreased 8% on a year-to-date basis in 2005 compared to 2004. We continue to focus our marketing efforts on our customer-preferred indexed life products. In the first nine months of 2005, sales of indexed life products were $66.1 million as compared to $54.0 million for 2004 and comprised 76% of total direct sales in the first nine months of 2005 compared to 58% in the first nine months of 2004. We are the leading writer of indexed life products in the United States. Interest-sensitive whole life insurance sales decreased in both periods of 2005 compared to 2004 due to our sales focus on indexed products and our withdrawal from certain tax-advantaged markets. Universal life insurance sales decreased between periods as a result of pricing changes associated with products launched in January 2005. Pricing for the new universal life products reflect higher reinsurance costs and increased mortality expectations in the senior age markets. We also increased our retention levels for certain universal life products in the fourth quarter of 2004 as a result of the overall increase in price in the reinsurance market. For these universal life products, we retain the first $0.5 million, we reinsure 50% of the coverage between $0.5 million and $1.5 million and then fully reinsure the coverage in excess of $1.5 million. Previously, we retained 10% of the risk on universal life policies. We also continue to de-emphasize our term insurance products.
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
     Insurance premium revenue was lower in the first nine months of 2005 as compared to the same period in 2004 primarily due to a decline in closed block in force business and our shift in product mix from traditional to indexed life products. Product charge revenue was higher in the first nine months of 2005 period as compared to 2004 due to growth in the indexed life block of business.
     Persistency. Persistency, which we measure in terms of a lapse rate, is a key driver of our business because it refers to the policies which remain in our block of business. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates, based on a rolling four quarter period, were 6.6% as of September 30, 2005 compared to 6.7% as of September 30, 2004. Our persistency experience remained within our pricing assumptions.
     Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income increased for the first nine months of 2005 as compared to the same period a year ago as a result of the growth in protection products assets and increase in the portfolio earned rate. Protection products assets increased approximately $314 million in 2005 over 2004. The year-to-date earned rate of the investment portfolio was 6.60% compared to 6.42% a year ago.
     Mortality and Benefit Expense. Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. Benefit expense was lower in the first nine months of 2005 compared to 2004 primarily due to the continued decline in the in force closed block business. Open block mortality remained within our pricing assumptions.
     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses increased for the first nine months of 2005 compared to 2004 primarily due to increased state premium taxes and higher employee benefit costs and additional expenses of moving ILIC post issue policy service and data center activities from Woodbury, New York to Des Moines, Iowa.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which increased for the first nine months of 2005 as compared to 2004. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in 2005, resulting in higher amortization expense.
     Dividends to Policyowners. In addition to basic policyowner dividends, dividend expense includes increases or decreases to the closed block policyowner dividend obligation liability carried on the consolidated balance sheet. The actual results of the closed block are adjusted to equal the expected earnings based on the actuarial calculation at the time of formation of the closed block (which we refer to as the closed block glide path). An adjustment is made to dividend expense to have the closed block operating results equal the closed block glide path. If the actual results for the period exceed the closed block glide path, increased dividend expense is recorded as a policyowner dividend obligation to reduce the actual closed block results. For actual results less than the closed block glide path, dividend expense is reduced to increase the actual closed block results. As a result of this accounting treatment, operating earnings from the closed block only include the predetermined closed block glide path.
     Dividend expense increased for the first nine months of 2005 compared to 2004 due to closed block actual results in excess of glide path for both periods, with results being more favorable in 2005 than 2004. The year-to-date actual closed block results reflected favorable surrender activity and lower basic policyowner dividends as compared to 2004. Dividend expense decreased for the third quarter of 2005 compared to 2004 due to closed block actual results in excess of the glide path for both periods, with results being less favorable in 2005 than 2004.
     Outlook. We will continue to focus our sales on indexed life products which we expect will favorably impact our product margins. We also expect to incur additional expenses in 2005 to further integrate administrative functions to enhance operating efficiencies in future periods.
ACCUMULATION PRODUCTS
     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage product spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality policies. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $13.3 billion at September 30, 2005 and $12.3 billion at December 31, 2004. A summary of our accumulation products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$727	$541	$2,263	$2,123
Product charges	13,589	16,426	39,537	43,173
Net investment income	189,332	177,599	554,531	520,080
Other income	2,551	2,681	7,755	8,058

Total revenues	206,199	197,247	604,086	573,434

Benefits and expenses:
Policyowner benefits	130,529	121,073	388,152	356,152
Underwriting, acquisition and other expenses	7,230	7,896	21,391	21,334
Amortization of DAC and VOBA	22,030	26,324	68,236	82,003
Dividends to policyowners	1	1	4	3

Total benefits and expenses	159,790	155,294	477,783	459,492

IMO Operations:
Other income	7,331	7,463	23,495	21,526
Other expenses	5,873	7,843	19,376	18,558

Net IMO operating income (loss)	1,458	(380)	4,119	2,968

Pre-tax operating income — Accumulation Products segment	$47,867	$41,573	$130,422	$116,910

     Pre-tax operating income from our accumulation products operations increased 15% in the third quarter and 12% in the first nine months of 2005 compared to the respective 2004 periods primarily due to growth in assets. The drivers of profitability in our accumulation products business include deposits, persistency, product spread, expenses, and IMO operations.

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

	Deposits by Product
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	$( in thousands)
Annuities Deferred fixed annuities:
Traditional fixed annuities	$52,917	$68,222	$191,277	$228,969
Indexed annuities	632,875	358,773	1,778,971	1,004,130
Variable annuities	864	561	2,002	2,219

Total annuities	686,656	427,556	1,972,250	1,235,318

Funding agreements	—	—	26,200	85,000

Total	686,656	427,556	1,998,450	1,320,318

Reinsurance ceded	(1,883)	(2,063)	(6,117)	(9,130)

Total deposits, net of reinsurance	$684,773	$425,493	$1,992,333	$1,311,188

     Direct annuity deposits increased 60% in the first nine months of 2005 compared to 2004. The increase was primarily due to our continued focus on marketing of customer-preferred indexed annuities. Indexed annuities comprised 90% of total direct annuity deposits in the first nine months of 2005 compared to 81% in the first nine months of 2004. Our wholly-owned and proprietary organizations accounted for approximately 83% of our annuity deposits in the first nine months of 2005 compared to 78% in the first nine months of 2004. We also placed primarily fixed rate funding agreements totaling $26.2 million and $85.0 million during the second quarter of 2005 and 2004, respectively. Funding agreements are issued on an opportunistic basis to provide additional spread income. As a result, issuances of funding agreements can vary widely from one reporting period to another.
     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges decreased in the first nine months of 2005 as compared to 2004 due to fewer policy withdrawals within the surrender charge period.
     Persistency. Persistency, which we measure in terms of a withdrawal rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low withdrawal rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements, based on a rolling four quarter period, continued to improve in 2005 and amounted to 7.6% and 8.8% as of September 30, 2005 and 2004, respectively. Annuity withdrawals without internal replacements totaled $799.2 million and $841.7 million for the first nine months of 2005 and 2004, respectively. Our withdrawal experience remained within our pricing assumptions.
     Product Spread. Product spread is a key driver of our business as it measures the difference between the income earned on our invested assets and the rate which we credit to policyowners, with the difference reflected as segment operating income. We actively manage product spreads in response to changes in our investment portfolio yields by adjusting liability crediting rates while considering our competitive strategies. Asset earned rates and liability crediting rates, based on a rolling four quarter period, were as follows for our annuity products:

	For The Rolling Four Quarters Ended September 30,
	2005	2004
Asset earned rate	5.73%	5.76%
Liability credited rate	3.58%	3.60%

Product spread	2.15%	2.16%

     The product spread decreased one basis point to 215 basis points for the first nine months of 2005 compared to the first nine months of 2004. Liability crediting rates were lowered throughout 2004 to correspond with the decline in investment yields caused by the overall combined lower rates for new and reinvested funds.
     At September 30, 2005, the account value of traditional annuities totaled $6.0 billion of which approximately 92% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $4.6 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. Traditional annuities with an account value of $0.9 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 275 basis points. The remaining multi-year period is generally within one year. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.
     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses in 2005 were comparable to 2004.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA decreased for the third quarter and first nine months of 2005 compared to the respective 2004 periods. During the third quarter of 2004, projected future margin items for DAC and VOBA amortization were updated with current estimates, which resulted in lower future amortization. These updated projected margins continued to be appropriate for the amortization during the first nine months of 2005 and, as a result, DAC and VOBA amortization in the first nine months of 2005 is lower than for the same period in 2004.
     IMO Operations. IMO Operations are a key driver of our business as the earnings from the IMOs are a component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products in their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own four such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operations in 2005 exceeded 2004 results primarily due to higher operating expenses in 2004 related to litigation.
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
OTHER
     The other operations consist of our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The pre-tax operating loss of our other operations in the first nine months of 2005 increased as compared to the first nine months of 2004 primarily as a result higher costs in 2005 for complying with Sarbanes-Oxley Act internal control regulations, long term incentive compensation, and employee search and relocation expenses. In addition, the 2004 other segment results were favorably impacted by gains on an equipment transaction and an employee postretirement benefit plan curtailment which occurred in the first quarter of 2004.
INCOME STATEMENT RECONCILIATION
     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)		($ in thousands)
Segment pre-tax operating income:
Protection Products	$40,286	$34,024	$125,642	$102,042
Accumulation Products	47,867	41,573	130,422	116,910
Other operations	(6,605)	(4,204)	(17,837)	(9,828)

Total segment pre-tax operating income	81,548	71,393	238,227	209,124

Non-segment items — increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	(793)	3,443	(2,133)	(30,138)
Unrealized gains (losses) on open block options and trading investments	24,805	(2,841)	(16,623)	(10,252)
Change in option value of indexed products and market value adjustments on total return strategy annuities	6,814	(7,629)	19,403	5,926
Cash flow hedge amortization	35	(140)	112	(953)
(Amortization) restoration of DAC and VOBA due to open block gains and losses	(9,086)	2,495	(3,703)	(3,247)
Litigation following class certification, net	(9,380)	—	(9,380)	—
Other income (loss) from non-insurance operations	160	(25)	(205)	1,136

Income from continuing operations	94,103	66,696	225,698	171,596

Interest expense	(7,725)	(7,810)	(23,696)	(24,144)
Early extinguishment of debt	(19,082)	—	(19,082)	—
Income tax expense	(28,677)	(16,024)	(47,246)	(26,074)

Net income from continuing operations	38,619	42,862	135,674	121,378

Income from discontinued operations, net of tax	—	—	—	3,899
Cumulative effect of change in accounting, net of tax	—	—	—	(510)

Net income	38,619	42,862	135,674	124,767

Dividends on preferred stock	—	—	—	—

Net income available to common stockholders	$38,619	$42,862	$135,674	$124,767

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block assets will fluctuate from period to period depending on the prevailing interest rate, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses. In addition, in the first quarter of 2004, we recognized a pre-tax impairment loss of $12.2 million on our Indianapolis, Indiana office building. The building, which was listed for sale in 2003, was sold in the third quarter of 2004 which resulted in a pre-tax gain of $0.4 million.

     Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on the prevailing interest rate, the economic environment and credit events. We also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in unrealized losses of $1.5 million and $14.9 million in the third quarter and first nine months of 2005, respectively, and an unrealized gain of $14.5 million and an unrealized loss of $4.9 million in the third quarter and first nine months of 2004, respectively. In addition, we use options to hedge our indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized gain of $26.3 million and an unrealized loss of $1.7 million in the third quarter and first nine months of 2005, respectively, and an unrealized loss of $17.4 million and $5.3 million in the third quarter and first nine months of 2004, respectively.
     Most of the unrealized gains and losses on the options and trading securities assets are offset by similar adjustments to the option portion of the indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income as the change in option value of indexed products and market value adjustments on total return strategy annuities. The total adjustment to policyowner benefits amounted to decreased expense of $6.8 million and $19.4 million in the third quarter and first nine months of 2005, respectively, and increased expense of $7.6 million and decreased expense of $5.9 million in the third quarter and first nine months of 2004, respectively.
     DAC and VOBA amortization is adjusted for realized and unrealized gains and losses and derivative related market value adjustments. As a result of the fluctuating gains and losses and derivative adjustments between periods, amortization expense increased $11.6 million in the third quarter of 2005 as compared to the same period in 2004 and increased $0.5 million between year-to-date periods.
     Litigation Following Class Certification, Net. A charge was taken in the third quarter of 2005, net of insurance recoveries, in connection with pending litigation and results primarily from the estimated cost of a proposed California settlement in Cheves v. American Investors Life Insurance Company, Family First Advanced Planning et al.
     Early Extinguishment of Debt. In September, 2005, holders of our $185.0 million aggregate original principal amount of OCEANs exercised their conversion rights which resulted in our issuance of 1.7 million shares of common stock and a cash payment of $203 million, including a $12.7 million prepayment premium. The prepayment premium and a write-off of $6.4 million of remaining unamortized debt issuance costs have been reported as early extinguishment of debt expense in the consolidated statement of income.
     Income Tax Expense. The effective income tax rate for the first nine months of 2005 and the three and nine months ended September 30, 2004 varied from the prevailing corporate rate primarily as a result of tax exempt interest, dividends received deductions, a reduction in the income tax accrual and a reduction in the deferred tax valuation allowance. The accrual reduction was for the release of provisions originally established for potential tax adjustments which have been settled or eliminated and for overpayment of tax in prior years for which a refund is expected. The accrual was reduced $0.3 million and $13.4 million for the third quarter and first nine months of 2005, respectively, and reduced $3.7 million and $11.6 million for the third quarter and first nine months of 2004, respectively. The deferred tax asset valuation allowance was reduced $10.4 million in the second quarter of 2004 as a result of the realization of capital loss carryforwards. The effective income tax rate for the third quarter of 2005 varied from the prevailing corporate rate primarily due to additional income tax expense of $6.6 million incurred in the restructuring of our joint venture interest with Ameritas Life Insruance Corp. in which our interest in Ameritas Variable Life Insurance Company was sold to Ameritas Life Insurance Corp. The additional tax expense related to the reversal of taxable temporary differences during the quarter without the benefit of previously anticipated dividends received deductions. The effective income tax rate excluding the accrual changes, the additional tax on the joint venture sale, and the valuation allowance reduction was 33.14% and 32.58% for the nine months ended September 30, 2005 and 2004, respectively.

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
ACCOUNTING DEVELOPMENTS
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The implementation date of the statement has been delayed to be effective for the fiscal year beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. We plan to adopt SFAS 123R effective January 1, 2006 using the modified prospective method. The pro forma impacts of recognizing fair value as permitted by SFAS 123 are disclosed in note 1 to the consolidated financial statements.
     In July 2005, the FASB issued a proposed FASB Staff Position (FSP) that would amend SFAS 13, “Accounting for Leases.” Currently, under SFAS 13 if a change in an important lease assumption changes the total estimated net income under the lease, then a recalculation of the net investment in the leveraged lease must occur. The FSP provides that changes affecting the timing of cash flows but not the total net income under a leveraged lease will also trigger a recalculation of the lease. We have a leveraged lease investment known as a lease-in, lease-out (LILO) transaction which would be subject to the FSP. If the FSP is finalized as proposed, the change in the timing of cash flows applicable to the LILO would result in an after-tax charge to operations of approximately $10.8 million on December 31, 2005. Under the proposed FSP, the charge would be reported as a cumulative effect of a change in accounting in the consolidated statement of income and would be recognized as income over the remaining term of the LILO.
LIQUIDITY AND CAPITAL RESOURCES
AmerUs Group Co.
     As a holding company, our cash flows from operations consist of dividends from subsidiaries, if declared and paid, interest from income on loans and advances to subsidiaries (including a surplus note issued to us by ALIC), investment income on our assets and fees which we charge our subsidiaries, offset by the expenses incurred for debt service, salaries and other expenses.
     The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries. Based on the state law limitations and 2004 results, our life insurance subsidiaries could pay us an estimated $186 million in dividends in 2005 without obtaining regulatory approval. Our life insurance subsidiaries paid us approximately $20.1 million in dividends this year.
     We have a $200 million revolving credit facility, which we refer to as the Revolving Credit Agreement, with a syndicate of lenders. In the second quarter of 2005, we used our Revolving Credit Agreement to retire a portion of the $125 million senior notes payable. The borrowings were repaid from proceeds of our $300 million debt offering in August 2005. As of September 30, 2005, there was no outstanding loan balance. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance.
     On July 12, 2005, we filed a $1.5 billion shelf registration statement on Form S-3 with the Securities and Exchange Commission (the Shelf Registration), which was declared effective on July 15. The Shelf Registration will allow us to issue a variety of debt and/or equity securities when market opportunities and the need for financing arise. We utilized the shelf to issue senior notes and preferred stock in the third quarter of 2005. We have $1.05 billion of shelf capacity remaining.
     On August 5, 2005, we issued $300.0 million of senior notes under the Shelf Registration. The senior notes bear interest at 5.95% per year payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2006. The senior notes mature on August 15, 2015 and may be redeemed at our option at any time, in whole or in part, subject to payment of a redemption premium. The net proceeds from the offering were primarily utilized to repay revolving credit borrowings, repurchase common stock and convert the $185.0 million aggregate principal OCEANs described below.
     In September 2005, holders of our $185.0 million aggregate original principal amount of OCEANs exercised their conversion rights which resulted in our issuance of 1.7 million shares of common stock and a cash payment of $203 million, including a $12.7 million prepayment premium. The prepayment premium and a write-off of $6.4 million of remaining unamortized debt issuance costs have been reported as early extinguishment of debt expense in the consolidated statement of income.
     On September 26, 2005, we issued 6.0 million shares of Series A Non-Cumulative Perpetual Preferred Stock with no par value under the Shelf Registration. Net proceeds amounted to $145.3 million after the related underwriting discount and other costs. Dividends on the preferred stock are non-cumulative and are payable quarterly, when, as and if declared by the board of directors, in whole or in part out of legally available funds. Dividends on the preferred stock accrued from September 26, 2005 with the first dividend payable on December 15, 2005 at a fixed rate of 7.25% per annum of the liquidation preference of $25 per share. Subject to certain restrictions, the Company may redeem the preferred stock at any time in whole, prior to September 15, 2010, at a cash redemption price equal to the greater of $25 per share or the sum of the present values of $25 per share plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends, and any undeclared dividends for the dividend periods from the redemption date to and including the dividend payment date on September 15, 2010. On or after the dividend payment date in September 2010, the shares may be redeemed at a price of $25 per share or $150.0 million in the aggregate plus declared and unpaid dividends to the redemption date without accumulation of any undeclared dividends. The preferred stock has no stated maturity and is not convertible into any other security. The proceeds from the Series A Perpetual Preferred Stock were used to repay borrowings under the Revolving Credit Agreement and for general corporate purposes.
     The Company has several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and buying back common stock. Our Board of Directors approved a stock purchase program effective June 24, 2005, under which we may purchase up to six million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources and dividends from insurance subsidiaries. We purchased 2.5 million shares in the third quarter of 2005 under the current purchase plan and we purchased 0.5 million shares in the first six months of 2005 under prior purchase plans. The purchases of shares included buybacks under two accelerated share repurchase programs. The accelerated share repurchase programs allowed the Company to purchase the shares immediately, with the counterparty purchasing the shares in the open market. Except with the approval of the counterparty, the terms of the accelerated share repurchase agreement do not allow us to purchase additional shares until February 2006. As of September 30, 2005, 3.5 million shares remain available for repurchase under the purchase program.
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
Insurance Subsidiaries
     Our insurance subsidiaries’ sources of cash consist primarily of premium receipts; deposits to policyowner account balances; and income from investments, sales, maturities and calls of investments and repayments of investment principal. The uses of cash are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, repayment of debt, income taxes and current operating expenses. Insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.
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
     In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $986.2 million outstanding as of September 30, 2005, consisting primarily of six to ten year fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreements, but the insurance subsidiaries may terminate the agreements at any time.
     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $225.9 million as of September 30, 2005. Separate account contractholders generally have no claim against the assets of the general account, except with respect to certain insurance benefits. The operations of the separate accounts are not included in the accompanying consolidated financial statements.
     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines, Topeka and Indianapolis; ALIC, American and ILIC are eligible to borrow under variable-rate short term federal funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of each advance. There were no borrowings outstanding under these arrangements at September 30, 2005. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $12.2 million at September 30, 2005.
     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of September 30, 2005 had a carrying value of $20 billion, including closed block investments.
     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.
     We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent, with an on-going level of 100 percent, of the market value of the loaned securities to be separately maintained. Securities with a market value of $453.8 million and $342.6 million were on loan under the program and we were liable for cash collateral under our control of $469.1 million and $351.7 million at September 30, 2005 and December 31, 2004, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.
     We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $130.8 million and $138.2 million at September 30, 2005, and December 31, 2004, respectively, and are also included in accrued expenses and other liabilities in the consolidated balance sheet.
     At September 30, 2005, the statutory surplus of the insurance subsidiaries was approximately $1.1 billion. Management believes that each life insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

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
     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at September 30, 2005. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	3 months							Expected
	2005	2006	2007	2008	2009	2010	Thereafter	Cash Flows	Fair Value
	$( in thousands)
Fixed maturity securities available-for-sale	$275	$880	$1,053	$1,173	$920	$655	$11,459	$16,415	$16,639
Average interest rate	7.6%	6.6%	5.9%	5.8%	6.0%	5.6%	5.6%

Fixed maturity securities held for trading purposes	$67	$132	$177	$217	$183	$131	$558	$1,465	$1,465
Average interest rate	3.5%	3.1%	3.2%	2.6%	2.5%	3.0%	4.1%

Mortgage loans	$13	$60	$59	$72	$64	$75	$625	$968	$980
Average interest rate	6.7%	7.0%	7.0%	6.9%	6.9%	6.9%	6.6%

Total	$355	$1,072	$1,289	$1,462	$1,167	$861	$12,642	$18,848	$19,084

     In accordance with our strategy of minimizing credit quality risk, we            consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 63% of our fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.8% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 9.75 years.
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
     On September 23, 2005, the general terms of a settlement of a statewide class action, Cheves v. American Investors Life Insurance Company, Family First Advanced Estate Planning and Family First Insurance Services et al., discussed in the Company’s Report on Form 10-Q for the Quarterly Period ended June 30, 2005, were preliminarily approved by the trial court and a hearing on the final approval is scheduled in November of 2005. A charge was taken with respect to this pending settlement during the three months ended September 30, 2005.
     On August 29, 2005, a nationwide class action lawsuit was filed against the Company and certain of its subsidiaries in the United States District Court for the Middle District of Florida on behalf of certain purchasers of insurance products who were over the age of 65 at the time of purchase. The plaintiffs allege that the defendants used improper practices in selling annuities to senior citizens because annuity payments allegedly begin only after the annuitant’s actuarial life expectancy and the plaintiffs seek class certification, injunctive and equitable relief, a variety of damages, including punitive damages, and attorneys fees. This case and other lawsuits discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and/or Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 have been consolidated and transferred to the United States District Court for the Eastern District of Pennsylvania.
     The Company’s pending litigation is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. Given these uncertainties, the Company is unable to estimate the possible loss or range of loss that may result from all of the Company’s pending litigation. It is possible that the Company’s results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Although no assurances can be given and no determinations can be made at this time, the Company believes that the ultimate liability, if any, with respect to the Company’s pending claims and legal actions, would have no material effect on its operations and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding purchases of equity securities for the nine months ended September 30, 2005:

				(c) Total number	(d) Maximum number
				of shares (or	(or approximate dollar
	(a) Total		(b) Average	units) purchased	value) of shares
	number of		price paid	as part of publicly	(or units) that may
	shares (or units)		per share	announced plans	yet be purchased under
Period	purchased (1)		(or units)	or programs	the plans or programs (3)
01/01/2005-01/31/2005	—		$—	—	2,027,500
02/01/2005-02/28/2005	—		—	—	2,027,500
03/01/2005-03/31/2005	441,236	(2)	47.36	414,000	1,613,500
04/01/2005-04/30/2005	—		—	—	1,613,500
05/01/2005-05/31/2005	107,500		46.48	107,500	1,506,000
06/01/2005-06/30/2005	436		47.83	436	6,000,000
07/01/2005-07/31/2005	239,500		48.80	239,500	5,760,500
08/01/2005-08/31/2005	2,230,000		51.32	2,230,000	3,530,500
09/01/2005-09/30/2005	—		—	—	3,530,500

Total	3,018,672		$50.37	2,991,436

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	The March 2005 shares purchased included 27,236 shares which were not part of the repurchase program.

(3)	On June 24, 2005, our board of directors authorized a repurchase program of up to 6 million shares of our outstanding common stock. The program replaced and terminated a previous program which authorized repurchase of up to 3 million shares. There is no expiration date for this program.
Item 6. Exhibits
     A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 8, 2005	AMERUS GROUP CO.

	By	/s/ Melinda S. Urion Melinda S. Urion
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/ Brenda J. Cushing Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., filed as Exhibit 2.1 to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.

2.2	Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.3	Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.5	Letter Agreement, dated December 17, 1999, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.6	Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.

2.7	Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.8	Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and AmerUs Life Holdings, Inc., filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

2.9	Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit 2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000, is hereby incorporated by reference.

2.10	Stock Purchase Agreement, dated January 1, 2002, by and among AmerUs Annuity Group Co., and the Stockholders of Family First Advanced Estate Planning and Family First Insurance Services, filed as Exhibit 2.13 on Form 10-Q dated August 12, 2002, is hereby incorporated by reference.

3.1*	Amended and Restated Articles of Incorporation of the Registrant as of September 26, 2005.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-Q, dated August 6, 2004, is hereby incorporated by reference.

4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.

4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs

Exhibit
No.	Description
Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.

4.4	Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of AmerUs Life Holdings, Inc., AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.

4.5	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.6	Subordinated Indenture, dated as of July 27, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to AmerUs Life Holdings, Inc.’s 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.7	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.8	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.

4.9	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.10	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.

4.11	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.12	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.13	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.

4.14	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.15	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

4.16	Officers’ Certificate dated August 5, 2005 providing for issuance of 5.95% Senior Notes, filed as Exhibit 4.1 on Form 8-K dated August 8, 2005, is hereby incorporated by reference.

4.17	Senior Indenture between AmerUs Group Co. and The Bank of New York Trust Company, N.A., filed as Exhibit 4.2 on Form 8-K on August 8, 2005, is hereby incorporated by reference.

4.18	Form of Global Note for 5.95% Senior Notes filed as Exhibit 4.3 on Form 8-K on August 8, 2005, is hereby incorporated by reference.

4.19	Certificate of Series A Non-Cumulative Perpetual Preferred Stock, filed as Exhibit 4.1 on Form 8-K on September 27, 2005, is hereby incorporated by reference.

10.1	Confirmation between J.P. Morgan Securities Inc., as agent for JPMorgan Chase bank, National Association, London Branch and AmerUs Group Co. Dated August 24, 2005 for purchase of 2,230,000 shares of common stock filed as Exhibit 99.1 on Form 8-K on August 24, 2005, is hereby incorporated by reference.

Exhibit
No.	Description
10.2	Declaration of Covenant, dated as of September 26, 2005, by AmerUs Group Co., filed as Exhibit 99.1 on Form 8-K on September 27, 2005, is hereby incorporated by reference.

11.1	Statement Re: Computation of Per Share Earnings is included in note 2 to the consolidated financial statements.

12*	Computation of Ratios of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	Included herein