Form 10-K
period 2005-12-31
AMERUS GROUP CO/IA
filed 2006-03-14
CIK 1051717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 001-15166

AmerUs Group Co.
(Exact name of Registrant as specified in its charter)

Iowa	42-1458424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

699 Walnut Street, Des Moines, Iowa	50309-3948
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (515) 362-3600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock (no par value)	New York Stock Exchange
Series A Non-cumulative Perpetual Preferred Stock (no par value)	New York Stock Exchange
Income PRIDESsm	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑         No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐         No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑           Accelerated filer           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐         No ☑

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2005: $1,877,389,803

Number of shares outstanding of each of the Registrant’s classes of common stock on March 13, 2006 was as follows:

Common Stock	38,772,132 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 4, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect (1) our ability to sell our products, (2) the market value of our investments and consequently protection product and accumulation product margins and (3) the lapse rate and profitability of policies; (b) the performance of our investment portfolios which may be affected by general economic conditions, the continued credit quality of the companies whose securities we invest in and the impact of other investment transactions; (c) customer response to new products, distribution channels and marketing initiatives and increasing competition in the sale of insurance and annuities and the recruitment of sales representatives from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (d) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (e) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (f) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (g) litigation or regulatory investigations or examinations; (h) regulatory changes, interpretations, initiatives or pronouncements, including those relating to the regulation of insurance companies and the regulation and sales of their products and the programs in which they are used; (i) changes in the federal income tax and other federal laws, regulations, and interpretations, including federal regulatory measures that may significantly affect the insurance business including limitations on antitrust immunity, the applicability of securities laws to insurance products, minimum solvency requirements, and changes to the tax advantages offered by life insurance and annuity products or programs with which they are used; (j) the impact of changes in standards of accounting; (k) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (l) our ability to integrate the business and operations of acquired entities; and (m) various other factors discussed below in “Item 1A. Risk Factors.”

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

Web Access to Reports

We make our periodic and current reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available, free of charge at our website as soon as reasonably practicable after such reports are filed electronically with or furnished to the U.S. Securities and Exchange Commission (the SEC). Our internet website address to obtain such filings is www.amerus.com.

Definitions

When used in this document, the terms “AmerUs,” “we,” “our,” “us” and “Company” refer to AmerUs Group Co. (including American Mutual Holding Company and AmerUs Life Holdings, Inc. as predecessor entities of AmerUs Group Co.), an Iowa corporation, and our consolidated subsidiaries, unless otherwise specified or indicated by the context.

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

We have had positive organic growth in our businesses. We have also successfully executed a series of strategic acquisitions that have helped generate sales growth, as well as balance our product and geographic distribution. The following is a summary of these acquisitions and the benefits created:

•	In 1994, Central Life Assurance Company and American Mutual Life Insurance Co. merged providing us with significant scale in our life insurance operations. The merger resulted in our becoming one of the 25 largest mutual insurers in America at that time.

•	In October 1997, the acquisition of Delta Life Corporation launched our annuity business. At the time of the acquisition, Delta Life had about $2.0 billion in assets and specialized in single-premium deferred annuity and indexed annuity products.

•	In December 1997, we acquired AmVestors Financial Corporation, predecessor to AmerUs Annuity Group Co., which specialized in the sale of individual fixed annuity products. The acquisition further strengthened our presence in asset accumulation and retirement and savings markets.

•	In 2001, we acquired Indianapolis Life Insurance Company, an Indiana life insurance company, and its subsidiaries which had approximately $6 billion in consolidated assets at the time of the acquisition. The acquisition allowed us to strengthen our life insurance business and ultimately provided us with a better balance of annuity and life insurance product sales.

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

Organization as of December 31, 2005

Reorganization

We were formerly known as American Mutual Holding Company, or AMHC, and were a mutual insurance holding company, with our principal asset being a 58% interest in AmerUs Life Holdings, Inc., or ALHI. Public stockholders owned the remaining 42% interest in ALHI with their interest referred to as minority interest. ALHI was a holding company which directly or indirectly owned ALIC and American, its principal life insurance subsidiaries. On September 20, 2000, we converted to stock form, changed our name to AmerUs Group Co. and acquired the minority interest of ALHI by issuing our common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI was merged into us simultaneously with the stock exchange.

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

Closed Block

We have established two closed blocks of policies: (a) the first on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company, and (b) the second on March 31, 2000 in connection with the reorganization of ILIC from a mutual company to a stock company (collectively, the closed block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the closed block. The closed block was designed to give reasonable assurance to owners of insurance policies included therein that, after the reorganizations of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and credits continued. The assets, including revenue therefrom, allocated to the closed block will accrue solely to the benefit of the owners of policies included in the closed block until the closed block no longer exists. We will continue to pay guaranteed benefits under all policies, including policies included in the closed block, in accordance with their terms. In the event that the closed block’s assets are insufficient to meet the benefits of the closed block’s guaranteed benefits, general assets would be utilized to meet the contractual benefits of the closed block’s policyowners.

Dispositions

In November 2003, we entered into an agreement to sell our residential financing operations. The assets, liabilities and results of operations of the residential financing operations have been classified as discontinued operations. The sale was completed in January 2004, resulting in an after-tax gain of $3.9 million. See further discussion in note 18 to the consolidated financial statements.

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

Protection Products Segment

Products

Our protection products segment consists of individual fixed life insurance premiums from traditional life insurance products, universal life insurance products and indexed life insurance products. Sales are presented as annualized premium which is in accordance with industry practice, and represent the amount of new business sold during the period. Sales are a performance metric which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. The following table summarizes annualized premium by life insurance product (single premium sales represent 10% of the single premium received):

	Sales Activity by Product
	For the Years Ended December 31,
	2005	2004	2003
	($ in thousands)

Traditional life insurance:
Interest-sensitive whole life	$532	$6,230	$19,691
Term and other life	11,046	13,878	14,824
Universal life
Flexible premium without no lapse guarantee	12,145	29,326	32,476
Single premium	15	—	—
Indexed life:
Flexible premium without no lapse guarantee	70,570	53,261	47,287
Flexible premium with no lapse guarantee	14,554	7,054	—
Fixed premium excess interest whole life	8,895	14,314	4,357
Single premium	91	—	—

Direct	117,848	124,063	118,635
Private label term life premiums	—	—	4,206

Total	$117,848	$124,063	$122,841

Traditional Life Insurance Products.  Traditional life insurance products include interest-sensitive whole life and term life insurance products.

Interest-sensitive whole life insurance provides benefits for the life of the insured. However, this product has cash value accumulation that is interest sensitive and responds to current interest and mortality rates. These products are used in several markets, the largest of which is the pension plan market. Lower interest-sensitive whole life sales were experienced in 2005 and 2004, as compared to each prior year, due to increasing consumer demand for indexed products and our withdrawal from certain tax-advantaged markets.

Term and other life insurance includes term life and whole life insurance products. Term life provides life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature. Term life insurance is a highly competitive and quickly changing market. Total traditional life insurance sales have declined to approximately 10% of our direct sales in 2005. We continue to de-emphasize our term products in response to market pricing conditions.

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

Sales of universal life decreased in 2005 compared to 2004 due to pricing changes associated with products launched in January 2005. Pricing for the new universal life products reflect higher reinsurance costs and increased mortality expectations in the senior age markets. Sales of universal life decreased in 2004 compared to 2003 due to increased consumer demand for indexed life products. The weighted average crediting rate for universal life insurance liabilities was 4.47% for the year 2005, 4.62% for the year 2004 and 4.96% for the year 2003. The crediting rate has been lowered as a result of reduced investment yields associated with the persistently low interest rate environment. For the year ended December 31, 2005, sales of universal life insurance products represented 10% of direct sales for individual life insurance products sold. We also launched a new single premium universal life product in the fourth quarter of 2005 to address the growing wealth transfer needs of the senior market and we anticipate selling the products through traditional protection products’ and accumulation products’ distribution channels.

Indexed Life Products.  We also offer indexed life insurance products which are a type of universal life or interest-sensitive whole life product that allows the policyowner to elect one or more interest crediting strategies for a portion of the account value, including strategies linked to equity indices. For amounts allocated to indexed crediting strategies, interest is credited based in part on increases in the appropriate indices, primarily the Standard & Poor’s 500 Composite Stock Index® (collectively, S&P 500 Index), excluding dividends. The interest credited is subject to a participation rate and an annual cap. Our gross margin on our indexed life products is similar to that of our traditional universal life and interest- sensitive whole life insurance products. However, due to the indexed crediting strategies, we invest a portion of the premiums we receive from the sale of these products in call options. We may affect the cost of the call options by adjusting interest crediting parameters that are provided for in the policy. Our return on the call options is generally expected, in a growing equity market, to correspond to the interest we are contractually bound to credit on the indexed strategies. The remainder of the premium is invested in our investment portfolio to support the contractual minimum guarantees that may come into effect if the index declines. The structure of our product, together with the allocation of our indexed life product premiums between call options and our investment portfolio, are intended to provide for a positive gross margin in both increasing and decreasing equity markets. At December 31, 2005, the account value of indexed life products totaled $595.1 million of which approximately 85% is invested in indexed strategies.

Indexed life insurance sales increased in 2005 and 2004 due to continued growing customer demand for these products. We are a leading writer of indexed life products in the United States. Sales of the indexed life product, as a percentage of direct sales, were approximately 80% in 2005. We also launched a new single premium indexed life product in the fourth quarter of 2005 to address the growing wealth transfer needs of the senior market and we anticipate selling the products through traditional protection products’ and accumulation products’ distribution channels.

Collected premiums are measured in accordance with industry practice, and represent the amount of premiums received during the period. Collected premiums are a performance measure which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents.

The following table sets forth our collected life insurance premiums, including collected premiums associated with the closed block, for the periods indicated:

	Collected Premiums by Product
	For The Years Ended December 31,
	2005	2004	2003
	($ in thousands)

Individual life premiums collected:
Traditional life:
First year and single	$68,480	$92,354	$116,252
Renewal	311,637	333,255	343,067

Total	380,117	425,609	459,319

Universal life:
First year and single	41,454	93,848	94,158
Renewal	146,238	138,579	132,833

Total	187,692	232,427	226,991

Indexed life:
First year and single	204,584	118,535	84,478
Renewal	106,023	62,061	35,344

Total	310,607	180,596	119,822

Total individual life	878,416	838,632	806,132
Reinsurance assumed	38,572	45,266	49,706
Reinsurance ceded	(217,928)	(227,862)	(187,860)

Total individual life, net of reinsurance	$699,060	$656,036	$667,978

Individual life insurance premiums collected before reinsurance increased in 2005 and 2004 as a result of increased indexed sales, which were partially offset by lower traditional and universal life collected premiums. ALIC has reinsurance arrangements that have reduced its retention to 10% of the net amount at risk on any one policy not to exceed company retention limits for the majority of policies issued from July 1, 1996 through July 31, 2004. Beginning August 1, 2004, ALIC began a program of gradually transitioning its retention on newly issued permanent policies to retain 100% of the first $0.5 million of risk and 50% of the next $1.0 million. ALIC’s retention limits on any one life vary by age and rating table and are generally between $0.15 million and $1.0 million. ALIC also has a reinsurance agreement covering approximately 90% of the closed block net amount at risk not previously reinsured. In addition, ALIC entered into an indemnity reinsurance agreement effective December 31, 2001 covering universal life policies of the open block issued prior to July 1, 1996, that was subsequently replaced by another indemnity reinsurance agreement effective October 1, 2002, covering 90% of the net amount at risk not previously reinsured of any one policy. As a result of these agreements, ceded reinsurance premium for ALIC was $94.0 million in 2005, $96.9 million in 2004 and $77.9 million in 2003.

ILIC has an indemnity reinsurance agreement covering 90% quota share of retained net amounts at risk for certain open block and closed block policies in force at June 30, 2002. Ceded premium from ILIC amounted to $123.9 million in 2005, $131.0 million in 2004 and $109.8 million in 2003. ILIC’s reinsurance agreements effectively reduce ILIC’s retention limit to between $0.15 million and $1.0 million.

The following table sets forth information regarding our life insurance in force for each date presented. Protection products face amounts in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry.

	Individual Life Insurance in Force
	As of December 31,
	2005	2004	2003
	($ in thousands)

Traditional life
Number of policies	410,994	433,011	446,961
GAAP life reserves	$3,636,832	$3,551,648	$3,465,853
Face amounts	$68,386,000	$67,769,000	$70,904,000
Universal life
Number of policies	135,904	142,370	145,525
GAAP life reserves	$1,618,755	$1,587,787	$1,517,227
Face amounts	$19,271,000	$19,848,000	$20,780,000
Indexed life
Number of policies	63,156	46,350	35,133
GAAP life reserves	$595,087	$364,282	$224,874
Face amounts	$14,797,000	$9,918,000	$6,878,000
Total life insurance
Number of policies	610,054	621,731	627,619
GAAP life reserves	$5,850,674	$5,503,717	$5,207,954
Face amounts	$102,454,000	$97,535,000	$98,562,000

Distribution Systems

Our subsidiaries sell life insurance in 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums in 2005, are California, Florida, Illinois, Iowa, Minnesota, New York, Texas and Wisconsin. These states account for approximately 55% of our statutory premiums.

Our target customers are individuals in the middle and upper income brackets and small businesses. We market our life insurance products on a national basis primarily through four distribution channels. The four distribution channels and their sales percentage for 2005 amounted to: Independent Marketing Organizations (IMOs) — 38%, a Career Marketing Organization (CMO) system — 27%, a Personal Producing General Agent (PPGA) — 20% distribution system and a New York distribution system — 15%. We currently employ 19 regional vice presidents who are responsible for supervising these distribution systems within their assigned geographic regions.

Under the IMO system, a contractual arrangement is entered into with an IMO to promote our insurance products to their network of agents and brokers. The IMO receives a commission and override commission on the business produced. We currently have approximately 110 IMOs under contract.

Under the CMO system, a contractual arrangement is entered into with the CMO for the sale of insurance products by the CMO’s agents. The CMO agents are primarily compensated by receiving a percentage of the first year commissions and renewal commissions on premiums subsequently collected on that business. In addition, the CMO agents receive certain retirement benefits and incentive trips. The CMO agents are independent contractors and are generally responsible for the expenses of their operations, including office and overhead expenses and the recruiting, selection, contracting, training and development of agents in their agencies. As of December 31, 2005, we had approximately 70 CMO general agents in 27 states, through which approximately 1,100 agents sell our products. While agents in the CMO system are non-exclusive, most use our products for a majority of their new business.

Under the PPGA system, we contract primarily with individuals who are experienced individual agents or who head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products we offer rather than our full line of insurance products. The PPGA system is comprised of approximately 1,000 PPGA general agents, with approximately 4,100 agents. PPGAs are compensated by commissions on first year and renewal premiums collected on business written by themselves and the agents in their units.

The New York distribution system is comprised of a combination of IMOs and PPGAs in the tri-state area, which primarily focus on the state of New York. There were approximately 6,500 agents in the New York distribution system.

During 2005, 2004, and 2003, no single distribution organization accounted for more than 5%, 7% or 6%, respectively, of total direct sales.

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

Deposits are presented as collected premiums, which are measured in accordance with industry practice, and represent the amount of new business sold during the period. Deposits are a performance metric which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. Our annuity deposits consisted of approximately 9% from traditional annuity products and approximately 91% from indexed annuity products in 2005. Funding agreement deposits totaled $26.2 million in 2005 and $85 million in 2004. The following table sets forth deposits for the periods indicated:

	Deposits by Product
	For The Years Ended December 31,
	2005	2004	2003
	($ in thousands)

Annuities
Deferred fixed annuities:
Traditional fixed annuities	$238,366	$312,652	$443,220
Indexed annuities	2,393,716	1,527,587	1,311,409
Variable annuities	2,514	2,805	3,254

Total annuities	2,634,596	1,843,044	1,757,883
Funding agreements	26,200	85,000	—

Total	2,660,796	1,928,044	1,757,883
Reinsurance ceded	(7,648)	(10,054)	(25,080)

Total deposits, net of reinsurance	$2,653,148	$1,917,990	$1,732,803

Traditional Annuity Products.  We offer a variety of interest rate crediting strategies on our traditional annuity products. At December 31, 2005, the account value of traditional annuities totaled $5.8 billion of which approximately 92% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $4.6 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. Traditional annuities with an account value of $0.7 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 250 basis points. The remaining multi-year period is generally within one year. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

We invest the deposits we receive from traditional annuity product sales in our investment portfolio. We call the difference between the yield we earn on our investment portfolio and the interest we credit on our traditional annuities our product spread. The product spread is a major driver of the profitability of our traditional annuity products.

Traditional annuity deposits decreased $74.3 million and $130.6 million in 2005 and 2004, respectively, as compared to the prior year periods as we have positioned the company to meet the increasing consumer demand for indexed products.

Indexed Annuities.  We offer indexed annuity products that provide various interest crediting strategies, including strategies linked to equity and investment grade bond indices. For deposits allocated to indexed crediting strategies, interest is credited to these products based in part on the increases in the applicable indices, less any applicable fees and subject to any applicable caps. Similar to our traditional annuity products, we invest the deposits we receive from indexed annuity product sales in our investment portfolio. At December 31, 2005, the GAAP reserves of indexed annuities totaled $7.5 billion which provide guaranteed rates based on a cumulative floor over the term of the product. In addition, for deposits allocated to indexed crediting strategies, we use a portion of the deposits to purchase call options. We may affect the cost of the call options by adjusting interest crediting parameters that are provided for in the policy. Our return on the call options is generally expected, in a growing equity market, to correspond to the interest we are contractually bound to credit on the indexed strategies. The remainder of the deposit is invested in our investment portfolio to support the contractual minimum guarantees that may come into effect if the index declines. At December 31, 2005, approximately 55% of the indexed annuities are allocated to indexed strategies with the remainder allocated to bonds or other fixed type investments. The product spread on deposits allocated to our indexed strategy is computed as:

The yield we earn on our investment portfolio,
Less the cost of the call options,
Plus expected credits from indexed return strategies,
Less other interest credited to policyowners,
Equals product spread.

The product spread is a major driver of profitability of our indexed annuity products. The structure of our product, together with the allocation of our indexed strategy deposits between call options and our investment portfolio, is intended to provide for a positive product spread in both increasing and decreasing equity markets.

Indexed annuity sales increased in 2005 and 2004 as compared to the prior year periods due to continued high customer demand. We cede annuity business primarily through a modified coinsurance reinsurance agreement which cedes 25% of certain indexed annuity products amounting to $6.8 million, $10.1 million, and $25.1 million ceded premium in 2005, 2004, and 2003, respectively.

Variable Annuities.  Through our acquisition of ILICO, we obtained a variable annuity product line. In the first quarter of 2002, we ceased new sales of these products, except for new policies issued as part of existing employer-sponsored qualified plan contracts. Deposit amounts are from existing business as all new sales were discontinued in 2002. The assets and liabilities related to the direct variable annuities are shown on the consolidated balance sheets as “separate account assets” and “separate account liabilities.”

Funding Agreements.  We placed primarily fixed rate funding agreements totaling $26.2 million and $85 million in 2005 and 2004, respectively. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. In December 2003, a $250 million funding agreement was terminated. Total funding agreements outstanding as of December 31, 2005, amounted to $986.2 million compared to $960.0 million outstanding at December 31, 2004.

The following table sets forth information regarding fixed annuities in force for each date presented:

	Annuities in Force
	As of December 31,
	2005	2004	2003
	($ in thousands)

Deferred fixed annuities
Number of policies	144,505	162,489	176,280
GAAP annuity reserves	$6,019,545	$6,780,234	$7,257,387
Indexed annuities
Number of policies	140,608	110,488	91,550
GAAP annuity reserves	$7,526,798	$5,551,184	$4,439,836
Total fixed annuities
Number of policies	285,113	272,977	267,830
GAAP annuity reserves	$13,546,343	$12,331,418	$11,697,223

Distribution Systems

We sell annuities in 50 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums in 2005, are Arizona, California, Florida, Michigan, North Carolina, Ohio, Pennsylvania and Texas. These states account for approximately 55% of our statutory premiums.

We direct our marketing efforts towards the asset accumulation, conservative savings and retirement markets. We market our annuity products on a national basis primarily through networks of independent agents contracted with us through IMOs. The independent agents are supervised by regional vice presidents and regional directors or IMOs. At December 31, 2005, we had approximately 17,700 independent agents licensed to sell our annuity products. In addition, the CMO and PPGA systems discussed previously are utilized to market certain annuity products.

Our IMOs consist principally of fifteen contracted organizations, including four wholly-owned organizations and one organization which principally sell our proprietary products. The IMOs are responsible for recruiting, servicing and educating agents in an effort to promote our products. The IMOs receive an override commission based on the business produced by their agents. Our wholly-owned and proprietary organizations accounted for approximately 83%, 79% and 77% of our annuity sales in 2005, 2004 and 2003, respectively. We do not have exclusive agency agreements with our agents and we believe most of these agents sell products similar to ours for other insurance companies.

During 2005, 2004 and 2003, no single independent agent accounted for more than 2% of total annuity sales.

Ameritas Joint Venture

We participated in a joint venture, the Ameritas Joint Venture, with Ameritas Life Insurance Corp. (or Ameritas) through ALIC’s 34% ownership in AMAL Corporation (or AMAL). In September 2005, we restructured the joint venture and sold our joint venture interest in Ameritas Variable Life Insurance Company, (or AVLIC), to Ameritas. As part of the restructuring, we received ownership of a non-controlling interest in Ameritas Investment Corp. which is a registered broker-dealer and subsidiary of AMAL.

Competition

We operate in a highly competitive industry. We compete with numerous life insurance companies and other entities including banks and other financial institutions, many of which have greater financial and other resources and stronger insurer financial strength ratings. We believe that the principal competitive factors in the sale of insurance products are product features, price, commission structure, perceived stability of the insurer, financial strength ratings, value-added service and name recognition. Many other companies are capable of competing for sales in our target markets (including companies that do not presently compete in such markets). Our ability to compete for sales is dependent upon our ability to successfully address the competitive factors.

We are the national leader in market share of indexed life production and are the twenty-first largest fixed life company, based on new premiums written, in the United States. We also rank fourth nationally in indexed annuity sales and eleventh nationally in fixed annuity sales through independent agents. The rankings are as of September 30, 2005, and are based on industry information from Advantage Compendium and LIMRA International.

In addition to competing for sales, we compete for qualified agents and brokers to distribute products. Strong competition exists among insurance companies for agents and brokers with demonstrated ability. We believe that the bases of competition for the services of such agents and brokers are commission structure, support services, prior relationships and the strength of an insurer’s products. Although we believe that we have good relationships with our agents and brokers, our ability to compete will depend on our continued ability to attract and retain qualified individuals.

Ratings

Ratings with respect to financial strength are an increasingly important factor in establishing the competitive position of insurance companies. The following are the ratings as of February 24, 2006 for our major insurance subsidiaries currently writing new business:

Company	Rating Service	Rating Type	Rating

American	Standard & Poor’s	insurer financial strength	A+ (strong)
American	A. M. Best	financial condition	A (excellent)
American	Moody’s	insurance financial strength	A3 (good)
American	Fitch	insurance financial strength	A (strong)
ALIC	Standard & Poor’s	insurer financial strength	A+ (strong)
ALIC	A. M. Best	financial condition	A (excellent)
ALIC	Moody’s	insurance financial strength	A3 (good)
ALIC	Fitch	insurance financial strength	A (strong)
Bankers Life	Standard & Poor’s	insurer financial strength	A+ (strong)
Bankers Life	A. M. Best	financial condition	A (excellent)
Bankers Life	Fitch	insurance financial strength	A (strong)
ILICO	Standard & Poor’s	insurer financial strength	A+ (strong)
ILICO	A. M. Best	financial condition	A (excellent)
ILICO	Moody’s	insurance financial strength	A3 (good)
ILICO	Fitch	insurance financial strength	A (strong)

One of our insurance subsidiaries, FBL, is not currently writing new business. The ratings for FBL were a Standard & Poor’s rating of BBB+ (good) and an A.M. Best rating of B+ (very good).

Standard & Poor’s ratings for insurance companies range from “AAA” to “R”. Standard & Poor’s indicates that “A+” ratings are assigned to companies that have demonstrated strong financial security. A.M. Best’s ratings for insurance companies range from “A++” to “S”. A.M. Best indicates that an “A” rating is assigned to those companies that in A.M. Best’s opinion have achieved superior performance when compared to the norms of the life insurance industry and have demonstrated a strong ability to meet their policyowner and other contractual obligations. Moody’s ratings for insurance companies range from “Aaa” to “C”. Moody’s indicates that “A3” ratings are assigned to companies that have factors related to security of principal and interest which are considered adequate; however, elements are present which may suggest a susceptibility to impairment in the future. Fitch’s ratings for insurance companies range from “AAA” to “D”. Fitch indicates that “A” ratings are assigned to companies that possess strong capacity to meet policyowner and contract obligations. In evaluating a company’s financial and operating performance, these rating agencies review a company’s profitability, leverage and liquidity, book of business, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of policy reserves, experience and competency of management and other factors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock and they may be subject to revision or withdrawal at any time by the relevant rating agency. You should evaluate each rating independently of any other rating.

On September 20, 2005, A.M. Best Company re-affirmed our ratings and our stable outlook. On September 16, 2005, Standard & Poor’s re-affirmed our ratings and our stable outlook. On September 19, 2005, Moody’s Investor Services re-affirmed our ratings and the negative outlook for the Company and our insurance and other subsidiaries as a result of uncertainties in connection with a lawsuit filed by the California Attorney General. A negative outlook indicates that if certain trends continue or worsen, the rating agencies believe the insurance subsidiaries ratings may have to be adjusted downward. On October 28, 2005, Fitch re-affirmed our ratings and stable outlook.

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

We reinsure mortality risk on individual life insurance policies. Our retention is generally between $0.15 million and $1.0 million on any single life depending on the respective age and rating table. We also reinsure certain annuity business primarily on a modified coinsurance basis. Beginning in the third quarter of 2004, we entered into new reinsurance agreements that for certain new universal life products, we retain the first $0.5 million, we reinsure 50% of the coverage between $0.5 million and $1.5 million, and then fully reinsure the coverage in excess of $1.5 million. We increased our retention levels as a result of our favorable mortality experience and the overall increase in prices in the reinsurance market.

At December 31, 2005 and 2004, we ceded life insurance with a face amount of $81.0 billion with 26 unaffiliated reinsurers and life insurance with a face amount of $77.4 billion with 31 unaffiliated reinsurers, respectively. Ceded life insurance was approximately 79% of direct and assumed life insurance in force at December 31, 2005 and 2004. The following is a summary of our principal life reinsurers (which includes the reinsurer and their affiliated subsidiaries) as of December 31, 2005:

			% of total
	Face	A.M. Best	face amount
Reinsurer	amount ceded	rating	reinsured
	(in billions)

RGA Reinsurance Company	$24.9	A+	31%
Swiss Re Life & Health America, Inc.	23.1	A+	28
Transamerica Occidental Life Insurance Company	16.8	A+	21
Employers Reassurance Corporation	4.3	A	5
Generali USA Life Reinsurance Company	4.0	A	5
Security Life of Denver Insurance Company	3.4	A+	4

At December 31, 2005 and 2004, we ceded traditional and indexed annuities having reserves of $0.9 billion and $1.0 billion, respectively. The following is a summary of our principal annuity reinsurers as of December 31, 2005:

			% of total
		A.M. Best	face amount
Reinsurer	Reserves ceded	rating	reinsured
	(in billions)

Transamerica Occidental Life Insurance Company	$0.5	A+	61%
RGA Reinsurance Company	0.3	A+	34

Employees

As of December 31, 2005, we had 1,190 full-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our relations with our employees are satisfactory.

Government Regulation

We are subject to a variety of state and federal laws and regulations as well as oversight by regulatory bodies. We are regulated by the states in which our insurance subsidiaries are domiciled and/or transact business. State insurance and other laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses, transacting business, regulating the payment of dividends to stockholders, establishing guaranty fund associations, licensing agents, approving policy forms, regulating sales practices, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus, and regulating the type and amount of investments permitted. Every state in which our insurance companies are licensed administers a guaranty fund, which provides for assessments of licensed insurers for the protection of policyowners of insolvent insurance companies. Assessments can be partially recovered through a reduction in future premium taxes in some states. Risk-based capital, or RBC, standards for life insurance companies were adopted by the National Association of Insurance Commissioners, known as the NAIC, and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies’ operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 2005, each of our life insurance companies’ RBC levels was in excess of authorized control level RBC thresholds established by insurance regulators.

Although the federal government generally does not directly regulate the insurance business, federal initiatives and changes in federal law can often have a material impact on our business in a variety of ways. Our products and sales practices are impacted by federal laws and regulations, such as those related to taxation and securities. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, the applicability of securities laws to insurance products, minimum solvency requirements, changes to the tax advantages of life insurance and annuity products or the programs with which they are used, new savings and dividend proposals and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.

Regulatory bodies may periodically make inquiries and conduct examinations concerning our compliance with insurance and other laws, such as those regulating the marketing and sale of our products. We cooperate with these regulators in conducting such inquiries and examinations in the ordinary course of our business.

Executive Officers of the Company

The following provides information about AmerUs Group Co.’s executive officers:

Name of Individual	Age	Title

Thomas C. Godlasky	50	Chairman of the Board of Directors, President and Chief Executive Officer of AmerUs Group Co.
Gregory D. Boal	47	Executive Vice President and Chief Investment Officer of AmerUs Group Co.
Michael D. Boltz	47	Executive Vice President and Chief Information Officer of AmerUs Group Co.
Brian J. Clark	40	Executive Vice President and Chief Product Officer of AmerUs Group Co.
Mark V. Heitz	53	President and Chief Executive Officer of AmerUs Annuity Group, American Investors Life Insurance Company, Inc., and Financial Benefit Life Insurance Company
Christopher J. Littlefield	39	Executive Vice President and General Counsel of AmerUs Group Co.
Gary R. McPhail	57	President and Chief Executive Officer of AmerUs Life Insurance Company and Indianapolis Life Insurance Company
Melinda S. Urion	52	Executive Vice President, Chief Financial Officer and Treasurer of AmerUs Group Co.

Roger K. Brooks retired as chairman of the board of directors and chief executive officer in December 2005.

THOMAS C. GODLASKY — Des Moines, Iowa.

Chairman, president and chief executive officer of AmerUs Group Co. since December 2005, president and chief operating officer of AmerUs Group Co. from November 2003 to December 2005, and executive vice president and chief investment officer of AmerUs Group Co. and predecessor or affiliated companies from January 1995 to November 2003. Mr. Godlasky had also been president of AmerUs Capital Management from January 1998 to November 2003. From February 1988 to January 1995, he was manager of the Fixed Income and Derivatives Department of Providian Corporation, Louisville, Kentucky. Mr. Godlasky has been a director of AmerUs Group Co. since November 2003. His current term expires in May 2007.

GREGORY D. BOAL — Des Moines, Iowa.

Executive vice president and chief investment officer of AmerUs Group Co. and president of AmerUs Capital Management since November 2003. He was executive vice president of AmerUs Capital Management from June 2003 to November 2003. Prior to joining AmerUs Group Co. in June 2003, he was managing director at Deutsche Bank Asset Management in New York, New York beginning in June 2002. From January 2000 to June 2002 Mr. Boal was managing director at Zurich Scudder Investments in Chicago, Illinois (following Zurich Scudder Investments’ acquisition of ABN AMRO Asset Management (USA)). From January 1997 to January 2000 Mr. Boal was director of fixed investments at ABN AMRO Asset Management (USA).

MICHAEL D. BOLTZ — Des Moines, Iowa.

Executive vice president and chief information officer of AmerUs Group Co. since September 2005. Prior to joining AmerUs Group Co. in September 2005, he was an executive with Charles Schwab Corporation in San Francisco starting in September 1991, most recently as vice president of capital markets, asset management products, and service technology.

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

CHRISTOPHER J. LITTLEFIELD — Des Moines, Iowa.

Executive vice president and general counsel of AmerUs Group Co. since January 2006. Prior to joining AmerUs Group Co. in January 2006, he was senior vice president, general counsel and secretary of The Dial Corporation since 2000. Mr. Littlefield held various management positions at The Dial Corporation from 1998 to 2000.

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

MELINDA S. URION — Des Moines, Iowa.

Executive vice president, chief financial officer and treasurer of AmerUs Group Co. since March 2002. Prior to joining AmerUs Group Co., she was senior vice president and chief financial officer at Fortis Financial Group, Woodbury, Minnesota, from December 1997 to April 2001. From July 1988 to November 1997, Ms. Urion served in various accounting and executive positions with American Express Financial Corp (now Ameriprise Financial Inc.), Minneapolis, Minnesota, including senior vice president of finance and chief financial officer from November 1995 to November 1997.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for our employees (Business Conduct Code) and a Code of Ethics for Senior Financial Officers (Financial Ethics Code) which respectively summarizes long-standing principles of conduct applicable to our employees and to our principal executive officer, principal financial officer, and principal accounting officer, to ensure our business is conducted with integrity and in compliance with the law. Copies of our Business and Financial Ethics Codes can be found on our website located at www.amerus.com. Any change to, or waiver of, the Ethics Code for Financial Officers must be disclosed promptly to our shareholders by a Form 8-K filing or by publishing a statement on our website.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Severe interest rate fluctuations could (i) have a negative impact on policyowner behavior, (ii) adversely affect our ability to pay policyowner benefits and other business expenses and (iii) negatively impact our financial condition and operations.

Severe interest rate fluctuations could adversely affect the ability of our life insurance subsidiaries to pay policyowner benefits from operating and investment cash flows, cash on hand and other cash sources. We seek to limit the impact of changes in interest rates on the profitability and surplus of our life insurance operations by managing the duration of our assets relative to the duration of our liabilities. During a period of rising interest rates, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of policy acquisition costs relating to these contracts, which would further reduce our net income.

During periods of declining interest rates, borrowers may prepay or redeem mortgage loans and fixed maturity securities that we own, which would force us to reinvest the proceeds at lower interest rates. Most of our insurance and annuity products provide for guaranteed minimum yields and we are unable to lower our payouts to customers below these minimums in response to the lower return we will earn on our investments. In addition, it may be more difficult for us to maintain our desired spread between the investment income that we earn and our payouts to customers during periods of declining interest rates thereby reducing our profitability. A reduction in interest rates could also depress the market for our fixed annuity products. While policyowners may pay surrender charges to terminate policies, such terminations would reduce our future income.

The sensitivity of our investments to interest rates and other market risks are discussed in Part II, Item 7A of this Annual Report on Form 10-K (Report).

Our investment portfolio is subject to risks, including market fluctuations and general economic, market and political conditions which may diminish the value of our invested assets and affect our sales and profitability.

The market value of our investments and our investment performance, including yields and realization of gains and losses may vary depending on economic and market conditions. Such conditions include the shape of the yield curve, the level of interest rates and recognized equity and bond indices. Investment spreads are a critical part of our net income. When spreads narrow, our operating results may be adversely affected. Rates increased in 2005 after declining in previous years. If we again experience an overall lower interest rate environment, such as that prevailing during 2003 and 2004, our net investment income could decrease. Our investment returns, and thus our profitability, may also be adversely affected from time to time by conditions affecting our specific investments and, more generally, by stock, real estate and other market fluctuations and general economic, market and political conditions. Our ability to make a profit on insurance products and annuities depends in part on the returns on investments supporting our obligations under these products and the value of specific investments may fluctuate substantially depending on the foregoing conditions.

We are subject to the risk that the issuers of the fixed maturity and other debt securities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of our fixed maturities portfolio and our net earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect.

We may also have difficulty selling our privately placed fixed maturity securities and mortgage loan investments because they are less liquid than our publicly traded securities. If we require significant amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner, or both.

We use derivative instruments to hedge various risks we face in our businesses. We enter into a variety of derivative instruments, including interest rate swaps, swap options, financial futures and call options, with a number of counterparties. If, however, our counterparties fail to honor their obligations under the derivative instruments, we will have failed to hedge the related risk effectively.

Any of the above-described factors could diminish the value of our invested assets and adversely affect our sales, profitability. or the investment return credited to our customers.

The composition of the Company’s investment portfolio, including the credit quality and other characteristics of the issuers of our investments, impairments and investment strategies are discussed in the section entitled “Investment Portfolio” in Part II, Item 7 of the Report.

We face competition from other insurance companies, banks and non-insurance financial service companies for customers and sales agents.

We compete for customers and agents and other distributors of life insurance and annuity products with a large number of other insurers and non-insurance financial service companies, such as banks, broker-dealers and mutual funds. We believe that this competition is based on a number of factors, including service, product features, scale, price, commission structure, financial strength, claims-paying ratings, credit ratings, business capabilities and name recognition. Many of our competitors have greater financial resources than we do, offer a broader array of products, are regulated differently and have more competitive pricing. Many other insurers have higher claims-paying ability and financial strength ratings than we do. National banks, with their large existing customer bases, may increasingly compete with insurers as a result of court rulings allowing national banks to sell annuity or other insurance products in some circumstances, and as a result of recently enacted legislation removing restrictions on bank affiliations with insurers. Specifically, the Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. These developments may continue to increase our competition by substantially increasing the number, size and financial strength of our potential competitors who may be able to offer more competitive pricing than we can, due to economies of scale.

As described in the section entitled, “Competition,” in Part I, Item 1 of the Report, we have been a market leader in equity indexed products. As more companies, including companies with higher ratings and greater resources, enter this market, our sales could decrease.

If we are unable to attract and retain sales representatives and develop new distribution channels, sales of our products and services may be reduced.

We distribute our life insurance and annuity products and services through a variety of distribution channels, including our own sales organizations, independent brokers, banks, broker-dealers and other third-party marketing organizations. We must attract and retain sales representatives to sell our life insurance and annuity products. Our distributors are generally free to sell products from whichever provider they choose. Strong competition exists among financial services companies for effective sales representatives. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, support services, compensation and product features. If our products or services do not meet our distributors’ needs, we may not be able to establish and maintain satisfactory relationships with distributors of our annuity and life insurance products. We have been competitive because we have developed innovative new products and rapidly brought them to market. Our future competitiveness may depend on our ability to develop new products and bring them to market quickly. Our competitiveness for such agents also depends upon the relationships we develop with these agents. If we are unable to attract and retain sufficient sales representatives to sell our products, our ability to compete, our sales of insurance and annuity products and our revenues would suffer.

Our accumulation segment products are, for example, distributed primarily through wholly-owned and proprietary marketing organizations. If customers become more receptive to other forms of distribution or if the performance of these organizations declines, our sales could decrease.

Our current distribution systems are described under the heading “Distribution Systems” in each of the descriptions of our protection and accumulation segments in Part I, Item 1 of the Report.

Future downgrades in the ratings of our life insurance subsidiaries or in our credit ratings could adversely affect sales of our life insurance and annuity products and our financial condition and results of operations.

Ratings with respect to claims-paying ability and financial strength are increasingly important factors in establishing the competitive position of insurance companies. Each rating agency reviews its ratings periodically and there can be no assurance that our current ratings will be maintained in the future. Maintaining our ratings depends on our results of operations and financial strength. If we fail to preserve the strength of our balance sheet and to maintain a capital structure that rating agencies deem suitable, it could result in a downgrading of our ratings. Our claims-paying and financial strength ratings are based upon factors relevant to policyowners and are not directed toward protection of investors in our securities.

A ratings downgrade, or the potential for a downgrade, of any of our life insurance subsidiaries could, among other things:

•	materially increase the number of policy or contract surrenders for all or a portion of their net cash values and withdrawals by policyholders of cash values from their policies;

•	result in the termination of our relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services;

•	adversely affect our ability to obtain reinsurance at reasonable prices or at all;

•	reduce new sales, particularly with respect to general account guarantees and funding agreements purchased by financial institutions; and

•	result in higher interest rates becoming payable on outstanding loans under our existing revolving credit facility.

In addition to the financial strength ratings of our insurance subsidiaries, various rating agencies also publish credit ratings for our company. Rating agencies assign ratings based upon several factors, some of which relate to general economic conditions and circumstances outside of our control. In addition, rating agencies may employ different models and formulas to assess our financial strength, and may alter these models from time to time at their discretion. These models and formulas may include factors beyond our control such as general economic conditions. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which could adversely affect our business. A downgrade in our credit ratings could increase our cost of borrowing, which could have a material adverse effect on our financial condition and results of operations.

For a listing of our current insurer financial strength ratings, see the section entitled, “Ratings” in Part I, Item 1 of the Report.

Litigation and regulatory investigations may harm our financial strength and reduce our profitability.

In recent years, the life insurance industry, including AmerUs Group Co. and our subsidiaries, has been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. In connection with our insurance operations, plaintiffs’ lawyers bring class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. In addition, state and federal regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning our compliance with insurance and other laws. We respond to such inquiries and cooperate with regulatory examinations in the ordinary course of business. Regulatory changes, interpretations, initiatives and pronouncements related to the use of insurance products in certain tax advantaged programs and plans could lead to additional litigation against us involving alleged misrepresentations by the selling insurance agents related to the tax benefits available pursuant to such programs or plans.

AmerUs Group Co. and certain of its subsidiaries are currently parties to purported class actions and other litigation described in Part I, Item 3 of the Report under the heading “Legal Proceedings.”

It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that cannot be estimated as of a balance sheet date. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial condition and results of operations, including our ability to attract new customers, retain our current customers and recruit and retain employees as well as agents to sell our products. Additionally, regulatory inquiries may cause increased volatility in the price of stocks of companies in our industry.

Our sales and profitability could be adversely affected by regulatory changes applicable to our indexed products.

The insurance industry has treated certain indexed products as not being securities under the Securities Act of 1933. Last year, the NASD issued Notice to Members 05-50 addressing the responsibility of NASD members to supervise the sale by their associated persons of indexed annuities that are not registered under the federal securities laws and expressing concerns about the status of indexed annuities under the federal securities laws. Actions taken by the NASD members in response to the NASD’s notice could adversely impact the sale of our indexed products.

Treatment of our indexed products as securities would require additional registration and licensing of these products and the agents selling them, and would likely cause us to seek additional marketing relationships for these products. Registration and associated compliance could significantly increase our costs associated with selling indexed products. Since many of our producers are not currently licensed to sell securities, our sales could be adversely affected until our producers are appropriately licensed or we make other distribution arrangements for the sale of our indexed products.

In 2005, 80% of our direct protection product sales were indexed products and 91% of our accumulation product deposits were indexed products.

We may be exposed to unidentifiable or unanticipated liabilities if we cannot effectively manage our operational, legal, regulatory and other risks, which could negatively affect the amounts that our subsidiaries may distribute to us as dividends.

We have devoted significant resources to developing our risk management policies and procedures and we expect to continue to do so in the future. Nonetheless, these policies and procedures that identify, monitor and manage operational, legal, regulatory and other risks may not be fully effective. Many of the methods of managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible to us and that may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal, regulatory and other risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. If any of our subsidiaries are exposed to unexpected liabilities or losses due to a failure of our risk management policies or procedures, its business, financial condition and results of operations may be negatively affected, which may also reduce the amount that it can distribute to us as dividends.

Examples of some of our risk management policies are described in the section entitled “Critical Accounting Policies” in Part II, Item 7 and in Part II, Item 7A of the Report.

Our insurance subsidiaries are heavily regulated, and changes in insurance, securities and other regulation in the United States may reduce our profitability.

Our life insurance subsidiaries are subject to regulation by state regulators under the insurance laws of states in which they conduct business. ALIC’s domiciliary regulator is the Iowa Insurance Division. In addition, American’s domiciliary regulator is the Kansas Insurance Department; ILIC’s domiciliary regulator is the Indiana Insurance Department; and Bankers Life’s domiciliary regulator is the New York Insurance Department. In addition to their domiciliary regulators, these insurance subsidiaries are subject to regulation in their non-domiciliary states in which they do business by the insurance regulators of such states. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and may impose changes in the future. The purpose of such regulation is primarily to provide safeguards for policyowners rather than to protect the interests of shareholders. The insurance laws of the various states establish regulatory agencies with broad administrative powers including the authority to grant or revoke operating licenses and to regulate sales practices, investments, privacy protection, dividend-paying capacity, advertising, affiliate transactions, deposits of securities, the form and content of financial statements and insurance policies, contract forms, rates and pricing for our products, accounting practices, admittance of assets and the maintenance of specified reserves and capital.

Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and securities regulation can significantly affect the insurance business. Certain of our protection products and accumulation products are innovative and relatively new. The regulatory framework at the state and federal level applicable to such products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products.

Our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities.

Our earnings depend significantly upon the extent to which our actual claims experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The liability that we have established for future policy benefits is based on assumptions concerning a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year as measured by premiums. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our reserves from period to period. To the extent that actual claims experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

If reinsurance becomes unavailable or more costly, our profitability could suffer.

As part of our risk management and capacity strategy, our insurance subsidiaries cede insurance to other insurance companies through reinsurance. However, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. Additionally, we assume policies of other insurers. The cost of reinsurance is, in some cases, reflected in the premium rates charged by us. Under certain reinsurance agreements, the reinsurer may increase the rate it charges us for the reinsurance. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, we could be adversely affected.

Any regulatory or other adverse development affecting the ceding insurer could also have an adverse effect on us. Market conditions beyond our control influence the availability and cost of the reinsurance protection we purchase. Any decrease in the amount of our reinsurance will increase our risk of loss and any increase in the cost of our reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in our assuming more risk with respect to those policies we issue.

As a result of consolidation of the life reinsurance market and other market factors, capacity in the life reinsurance market has decreased. Further, life reinsurance is currently available at higher prices and on less favorable terms than those prevailing between 1997 and 2003. It is likely that this trend will continue, although we cannot predict to what extent. Further consolidation, regulatory developments, catastrophic events or other significant developments affecting the pricing and availability of reinsurance could materially harm the reinsurance market and our ability to enter into reinsurance contracts.

The Company’s current reinsurance practices and reinsurers (including their A.M. Best ratings) are described in the section entitled, “Reinsurance,” in Part I, Item 1 of the Report.

Payment of dividends by our life insurance subsidiaries to us is regulated by state insurance laws.

Payment of dividends by our life insurance subsidiaries to us is regulated by the state insurance laws of their respective jurisdictions of incorporation. Our significant life insurance subsidiaries are domiciled in Iowa, Kansas and Indiana. State insurance laws of each of these jurisdictions generally impose limitations on the ability of each of these subsidiaries to pay dividends to us. If any proposed dividend payment exceeds stated statutory limitations, our subsidiary must obtain the prior approval of the insurance commissioner of that state to pay that dividend amount. In addition, the amount of dividends that we actually receive from our subsidiaries depends upon their respective business and financial performance and may be less than the maximum amounts permitted under statutory limitations. If any of our life insurance subsidiaries cannot pay dividends or interest to us in the future, our ability to pay interest and dividends would be significantly reduced, which may adversely affect the trading prices of our common stock and our ability to service interest payments on our indebtedness.

For descriptions of applicable state law restrictions and our dividend capacity, see the section entitled, “Liquidity and Capital Resources,” in Part II, Item 7 of the Report.

We may experience volatility in net income due to accounting for derivatives.

We hold derivative financial instruments to hedge growth in policyowner liabilities for certain protection and accumulation products and to hedge market risk for fixed income investments. These derivatives qualify for hedge accounting or are considered economic hedges. Hedge accounting results when we designate and document the hedging relationships involving derivative instruments. Economic hedging instruments are those instruments whose change in fair value acts as a natural hedge against the change in fair value of hedged assets or liabilities with both changes wholly or partially being offset in earnings.

To hedge equity market risk, we primarily use the S& P 500 Index call options to hedge the growth in interest credited to the customer as provided by our indexed products. We may also use interest rate swaps or options to manage our fixed products’ risk profile. Generally, credit default swaps are coupled with a bond to synthetically create an instrument cheaper than an equivalent investment traded in the cash market.

The change in fair value for derivative financial instruments may not equal changes in values of underlying hedged assets or liabilities resulting in potential volatility in net income.

The Company’s derivatives portfolio is described under the section entitled “Investment Portfolio” in Part II, Item 7 and in notes 1 and 4 of our consolidated financial statements.

Changes in tax laws or their interpretation could make some of our products less attractive to consumers.

Changes in tax laws or their interpretation could make some of our products less attractive to consumers. For example, reductions in the federal income tax that investors are required to pay on long-term capital gains or dividends may provide an incentive for some of our customers and potential customers to shift assets into mutual funds and away from products, including life insurance and annuities, designed to defer taxes payable on investment returns. Because the income taxes payable on long-term capital gains and some dividends paid on stock have been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

Additionally, the President’s Advisory Panel on Federal Tax Reform is currently considering wholesale changes to our tax system. Some alternatives under debate include the use of a consumption-based tax system, which might negatively impact the attractiveness of annuities and life insurance products. Estate tax reform continues to remain on Congress’s agenda. Elimination or significant reduction of the estate tax could also negatively affect sales of life insurance products.

We cannot predict whether any legislation will be enacted, what the specific terms of any such legislation would be or whether any such legislation would have a material adverse effect on our sales, financial condition, and results of operations.

We may need to fund deficiencies in our closed blocks; assets allocated to the closed blocks benefit only the holders of closed block policies.

We have established two closed blocks of policies: (a) the first on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company, and (b) the second on March 31, 2000 in connection with the reorganization of ILIC from a mutual company to a stock company (collectively, the closed block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the closed block. The closed block was designed to give reasonable assurance to owners of insurance policies included therein that, after the reorganizations of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and credits continued. The assets, including revenue therefrom, allocated to the closed block will accrue solely to the benefit of the owners of policies included in the closed block until the closed block no longer exists. Any excess of cumulative favorable experience for closed block policies over unfavorable experience will be available for distribution over time to the closed block policyowners and will not be available to us.

AmerUs will continue to pay guaranteed benefits under the policies included in the closed block in accordance with their terms. Assets included in our closed block, cash flows generated by these assets and anticipated revenues from policies included in the closed block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, AmerUs must fund the shortfall from its general funds. Even if they are sufficient, we may choose for business reasons to support dividend payments on policies in either of the closed block with our general account funds.

Assets included in each closed block, cash flows generated by such assets and anticipated revenues from policies in each closed block will benefit only the holders of those policies. Unless the relevant state Insurance Commissioner consents to an earlier termination, each closed block will continue to be in effect until the date on which none of the policies in that closed block remain in force. We bear the costs of operating and managing the closed block and, accordingly, such costs were not funded as part of the assets allocated to the closed block. Any increase in such costs in the future would be borne by us.

The continued threat of terrorism and military actions may adversely affect our investment portfolio.

The continued threat of terrorism within the United States and abroad, and the military action and heightened security measures in response to that threat, may cause additional disruptions to commerce, reduced economic activity and continued volatility in markets throughout the world, which may decrease our net income, revenue and assets under management. Some of the assets in our investment portfolio, such as airline and leisure industry securities, have been adversely affected by the declines in the securities markets and economic activity caused by the terrorist attacks and the military action and heightened security measures. The effect of these events on the valuation of these investments is uncertain and there may be additional impairments.

Moreover, the cost and possibly the availability, in the future, of reinsurance covering terrorist attacks for our individual life, accidental death and dismemberment and disability insurance operations are uncertain. Although our ratings have not been affected by the terrorist attacks on the United States and remain stable, over time the rating agencies could re-examine the ratings affecting the insurance industry generally, including the ratings of our life insurance subsidiaries. In addition, declines in the securities markets and reduced commercial and economic activity may impact our assumptions in assessing the value of intangibles from prior acquisitions and the amortization patterns for deferred policy acquisition costs. In the event there is a need to change our assumptions, this may lead to a material impairment of these assets.

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Despite our implementation of network security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We may experience volatility in net income due to recent changes in accounting for share-based payments.

In December 2004, the Financial Accounting Standards Board issued a revision to Statements of Financial Accounting Standards No. 123, “Share-Based Payment,” (SFAS 123R) which is a revision of Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The implementation date of the statement has been delayed and will be effective for the fiscal year beginning after June 15, 2005. Net income will be reduced as a result of expensing such share-based payments upon adoption of SFAS 123R. The pro forma impacts of recognizing fair value, as permitted by SFAS 123, are disclosed in note 1 to the consolidated financial statements. That disclosure reflects our estimate of 2005 additional expense for share-based payments of approximately $2.6 million (after-tax). The implementation of more sophisticated modeling techniques may affect this expense amount.

We are exposed to potential risks from legislation requiring companies to evaluate their internal controls over financial reporting.

Under Section 404 of the Sarbanes-Oxley Act of 2002, effective as of year-end 2004, our auditors are required to attest to certain matters relating to our control environment. We believe that our control environment is effective; however, it is possible that adverse attestations with respect to either us or other companies in the industry, or in business in general could result in a loss of investor confidence and/or impact us or the environment in which we operate.

Future acquisitions that we make may result in certain risks for our business and operations.

We have made a number of significant acquisitions in the past and we may make additional acquisitions in the future. Acquisitions involve a number of risks, including the diversion of our management’s attention and other resources, the incurrence of unexpected liabilities and the loss of key personnel and clients of acquired companies. Any intangible assets that we acquire may have a negative impact on our financial statements. In addition, the success of our future acquisitions will depend in part on our ability to combine operations, integrate departments, systems and procedures and obtain cost savings and other efficiencies from the acquisitions. We may incur significant additional indebtedness, including assuming an acquired company’s debt, in connection with a future acquisition, which may have an adverse effect on our financial ratings and results. If we finance an acquisition through the issuance of our common stock, there may be a dilution of the ownership interests represented by our common stock. Failure to effectively consummate or manage our future acquisitions may adversely affect our existing businesses and harm our operational results.

Applicable laws and our Amended and Restated Articles of Incorporation and Amended and Restated By-laws may discourage takeovers and business combinations that our stockholders and other security holders might consider in their best interests.

State laws and our Amended and Restated Articles of Incorporation and Amended and Restated By-laws may delay, defer, prevent, or render more difficult a takeover attempt that our stockholders and other security holders might consider to be in their best interests. For instance, they may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future. State laws and our Amended and Restated Articles of Incorporation and Amended and Restated By-laws may also make it difficult for our stockholders to replace or remove our management, which may also delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

Laws of the various states where each of our significant life insurance subsidiaries is located require the prior approval of the relevant state insurance commissioner for any change of control in AmerUs and/or that subsidiary as specified under such state laws.

Provisions in our Amended and Restated Articles of Incorporation and Amended and Restated By-laws may delay, defer or prevent a takeover attempt, including provisions:

•	permitting our board of directors to issue one or more series of preferred stock;

•	dividing our board of directors into three classes;

•	permitting our board of directors to fill vacancies on our board of directors; and

•	imposing advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We file various reports under the Securities Exchange Act of 1934 (the Exchange Act) which provide required business, market, financial and other information on a quarterly and annual basis. These reports are subject to review and comment by the SEC’s staff. We respond to and resolve any such comments in a timely manner. There currently are no unresolved comments on our Exchange Act filings which have been outstanding for more than 180 days at December 31, 2005.

ITEM 2.	PROPERTIES

We own or lease approximately 360,000 square feet of office space. We lease approximately 260,000 square fee of space for our executive offices, corporate operations and protection products segment operations in Des Moines, Iowa; Woodbury, New York; and Indianapolis, Indiana. We own approximately 100,000 square feet of office space in Topeka, Kansas where our accumulation products operations are conducted. Approximately 45,000 square feet of our owned office space is leased to third parties.

ITEM 3.	LEGAL PROCEEDINGS

AmerUs is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings arising in the ordinary course of its business. In recent years, the life insurance industry, including AmerUs Group Co. and its subsidiaries, has been subject to an increase in litigation pursued on behalf of both individual and purported classes of insurance purchasers, questioning the conduct of insurers and their agents in the marketing of their products. AmerUs’ pending lawsuits raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies. In addition, state and federal regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning compliance by AmerUs and others with applicable insurance and other laws. AmerUs responds to such inquiries and cooperates with regulatory examinations in the ordinary course of business.

During 2005 nationwide class actions were filed on April 7, 2005 (United States District Court for the Central District of California), April 25, 2005 (United States District Court for the District of Kansas), May 19, 2005 (United States District Court for Eastern District of Pennsylvania), August 29, 2005 (United States District Court for the Middle District of Florida), November 8, 2005 (United States District Court for the Eastern District of Pennsylvania) and December 8, 2005 (United States District Court for the Eastern District of Pennsylvania) on behalf of certain purchasers of our products against AmerUs Group Co. and/or certain of its subsidiaries (including American and ALIC). On July 7, 2005 a statewide class action was also filed on behalf of certain purchasers of our products in the United States District Court for the Middle District of Florida against many of these same AmerUs entities. The aforementioned lawsuits relate to the use of purportedly inappropriate sales practices and products in the senior citizen market. The complaints allege, among other things, the unauthorized practice of law involving the marketing of estate or financial planning services, the lack of suitability of the products, the improper manner in which they were sold, including pretext sales and non-disclosure of surrender charges, as well as other violations of the state consumer and insurance laws. The plaintiffs in the lawsuits seek compensatory damages, rescission, injunctive relief, treble and/or punitive damages, attorneys fees and other relief and damages. In November 2005, each of the aforementioned lawsuits as well as certain other statewide class actions and individual lawsuits were assigned to the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings.

On February 10, 2005, the California Attorney General and the Insurance Commissioner of the State of California filed suit in the California Superior Court for the County of Los Angeles against American and certain other subsidiaries of AmerUs Group Co. alleging the unauthorized practice of law, claims related to the suitability of the products for, and the manner in which they were sold to, the senior citizen market, including violations of California’s insurance code and unfair competition laws. The plaintiffs seek civil penalties, restitution, injunctive relief and other relief and damages.

AmerUs Group Co. and certain of its subsidiaries are among the defendants in a lawsuit by the Attorney General of Pennsylvania on behalf of certain Pennsylvania residents, some of whom were purchasers of our products alleging, in part, claims related to the marketing of our products to senior citizens and violations of consumer protection laws. The plaintiffs seek fines, restitution, injunctive and other relief.

In November 2005, the Superior Court of the State of California for the County of San Luis Obispo approved a settlement of a statewide class of annuity holders and purchasers of estate planning services, Cheves v American Investors Life Insurance Company, Family First Estate Planning and Family First Insurance Services, et al. The allegations in this case involved claims of breach of contract, misrepresentation, unfair competition and deceptive trade practices. Given the charges previously taken regarding this matter, AmerUs does not anticipate that any additional charges will be required as a result of this settlement.

In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, to AmerUs. Estimates of possible losses or ranges of losses for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. It is possible that AmerUs’ results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period.

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

	AmerUs Common Stock
	High	Low	Dividends

2004
First Quarter	$41.00	$34.73	$0.00
Second Quarter	$41.70	$36.73	$0.00
Third Quarter	$41.51	$37.31	$0.00
Fourth Quarter	$45.68	$38.60	$0.40
2005
First Quarter	$49.08	$43.36	$0.00
Second Quarter	$48.50	$45.06	$0.00
Third Quarter	$57.57	$48.91	$0.00
Fourth Quarter	$60.14	$54.83	$0.40

Holders

As of March 13, 2006, the number of holders of record of each class of common equity was as follows:

Number of
Holders

Common stock	95,468

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchases of equity securities for the fourth quarter of 2005:

			(c) Total number	(d) Maximum number
			of shares (or	(or approximate dollar
	(a) Total	(b) Average	units) purchased	value) of shares (or
	number of shares	price paid	as part of publicly	units) that may yet be
	(or units)	per share	announced plans	purchased under the
Period	purchased(1)	(or units)	or programs	plans or programs(2)

10/01/2005-10/31/2005	—	$—	—	3,530,500
11/01/2005-11/30/2005	65,000	58.52	—	3,465,500
12/01/2005-12/31/2005	—	—	—	3,465,500

Total	65,000	58.52	—

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	On June 24, 2005, our board of directors authorized a repurchase program of up to 6 million shares of our outstanding common stock. The program replaced and terminated a previous program which authorized repurchase of up to 3 million shares. There is no expiration date for this program.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2005:

			(c) Number of securities
	(a) Number of securities		remaining available For
	to be issued upon		future issuance under
	exercise	(b) Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))

Equity compensation plans approved by security holders (1)	3,318,035	$32.67	572,116
Equity compensation plans not approved by security holders (2)	51,755	34.77	9,600

Total (3)	3,369,790	$33.13	581,716

(1)	Securities to be issued upon exercise of outstanding items include 2,754,287 stock options; 57,296 non-vested stock units; 210,600 long-term incentive awards (assuming maximum pay-out) and 295,852 management incentive payment deferral awards.

(2)	Includes stock appreciation rights under the Non-Employee Plan which may be paid in cash or Company common stock. The Company’s practice has been to pay such awards in cash on exercise thereof.

(3)	The options and SARS have a weighted average exercise price of $32.05 and a weighted average life of 5.8 years.

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

Dividends

We have declared and paid an annual dividend of $0.40 per share of common stock in 2003 through 2005. The declaration and payment of dividends in the future is subject to the discretion of the Board of Directors and will be dependent upon the financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the life insurance subsidiaries and other factors deemed relevant by the Board of Directors.

Under our revolving credit agreement, we are prohibited from paying dividends on common stock in excess of an amount equal to 3% of the consolidated net worth as of the last day of the preceding fiscal year.

In connection with the 8.85% Capital Securities, Series A (the “Capital Securities”), issued in 1997 by AmerUs Capital I, a subsidiary trust, we have agreed not to declare or pay any dividends on the Company’s capital stock (including the common stock) during any period for which we elect to extend interest payments on our junior subordinated debentures, except for stock dividends where the dividend stock is the same stock as that on which the dividend is being paid. Dividends on our capital stock cannot be paid until all accrued interest on the Capital Securities has been paid. The Capital Securities have an outstanding principal balance of $50.8 million at December 31, 2005.

On May 28, 2003, we issued $125 million of PRIDESSM. In connection with the PRIDES, we have agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to our capital stock during any period in which we have deferred contract adjustment payments to holders of the PRIDES.

We have declared and paid a quarterly dividend of $0.40278 per share of Series A Non-Cumulative Perpetual Preferred Stock (“the “Preferred Stock”) in December 2005. The declaration and payment of quarterly dividends in the future is subject to the discretion of the Board of Directors and will be dependent upon the financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the life insurance subsidiaries and other factors deemed relevant by the Board of Directors. During any dividend period, if we have not declared and paid full dividends for the latest completed dividend period on the Preferred Stock, we may not declare or pay dividends on our common stock.

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

Based on statutory insurance regulations and 2004 results, our insurance subsidiaries could have paid approximately $186 million in dividends in 2005 without obtaining regulatory approval. Our insurance subsidiaries paid to us approximately $62 million in dividends in 2005. Based on 2005 results, our insurance subsidiaries can pay an estimated $143 million in dividends in 2006 without obtaining regulatory approval. See further discussion about the limitation of our insurance subsidiaries’ ability to pay dividends in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain financial and operating data of the Company.

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001(A)
	($ in millions, except share data)

Consolidated Income Statement Data:
Revenues:
Insurance premiums	$237.0	$267.7	$297.2	$351.3	$305.9
Product charges	238.4	220.5	181.4	144.5	146.1
Net investment income	1,109.5	1,037.4	1,001.9	1,001.3	873.2
Realized/unrealized capital gains (losses)	(14.9)	18.1	131.3	(149.9)	(90.6)
Other income	45.2	46.4	41.7	39.3	30.2

Total revenues	1,615.2	1,590.1	1,653.5	1,386.5	1,264.8

Benefits and expenses:
Policyowner benefits	858.5	888.7	953.9	879.8	757.5
Total insurance and other expenses	358.5	360.0	331.8	287.2	263.1
Dividends to policyowners	86.5	81.1	98.4	104.9	98.9

Total benefits and expenses	1,303.5	1,329.8	1,384.1	1,271.9	1,119.5

Income from continuing operations	311.7	260.3	269.4	114.6	145.3
Interest expense	32.2	32.1	30.2	25.5	26.0
Early extinguishment of debt	19.1	—	—	—	—

Income before tax expense and minority interest	260.4	228.2	239.2	89.1	119.3
Income tax expense	69.2	39.0	78.6	28.3	39.5
Minority interest	—	—	—	—	—

Net income from continuing operations	191.2	189.2	160.6	60.8	79.8

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001(A)
	($ in millions, except share data)

Discontinued operations (net of tax):
Income (loss) from discontinued operations	—	—	1.8	2.1	1.3
Gain on sale of discontinued operations	—	3.9	—	—	—

Net income before cumulative effect of change in accounting	191.2	193.1	162.4	62.9	81.1
Cumulative effect of change in accounting, net of tax	—	(0.5)	(1.3)	—	(8.2)

Net income	191.2	192.6	161.1	62.9	72.9
Dividends on preferred stock	2.4	—	—	—	—

Net income available to common stockholders	$188.8	$192.6	$161.1	$62.9	$72.9

Net income from continuing operations available to common stockholders per common share:
Basic	$4.84	$4.81	$4.10	$1.52	$2.16
Diluted	$4.43	$4.60	$4.05	$1.50	$2.13
Weighted average number of shares outstanding (in millions):
Basic	39.0	39.3	39.2	40.0	36.9
Diluted	42.6	41.1	39.6	40.4	37.5
Dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40
Dividends declared per preferred share	$0.40	$—	$—	$—	$—
Consolidated Balance Sheet Data:
Total invested assets	$20,037.3	$19,186.3	$17,984.3	$16,932.5	$15,052.4
Total assets	$24,830.0	$23,170.9	$21,583.7	$20,293.7	$18,299.2
Notes payable	$556.1	$571.2	$621.9	$511.4	$384.6
Total liabilities	$23,127.7	$21,547.4	$20,173.9	$19,030.7	$17,060.6
Total stockholders’ equity	$1,702.3	$1,623.5	$1,409.8	$1,262.9	$1,238.5
Other Operating Data:
Ratio of earnings to combined fixed charges and preferred stock dividends(B)	1.44	1.40	1.40	1.19	1.33

(A)	Financial data for 2001 includes the results for ILICO, subsequent to the acquisition date of May 18, 2001.

(B)	For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividends, “earnings” consist of income from operations before income taxes and combined fixed charges and preferred stock dividends. “Fixed charges” consist of interest credited on annuity and universal life contracts, interest expense on debt, amortization of debt expense, early extinguishment of debt and preferred stock dividends, including the gross-up for income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Financial Highlights

Our financial highlights are as follows:

	For The Years Ended December 31,
	2005	2004	2003

Segment pre-tax operating income:
Protection Products	$165,561	$140,212	$128,290
Accumulation Products	183,830	163,883	130,890
Other operations	(22,637)	(19,309)	(7,725)

Total segment pre-tax operating income	326,754	284,786	251,455
Non-segment expense, net(A)	135,575	92,144	90,308

Net income	191,179	192,642	161,147
Dividends on preferred stock	2,417	—	—

Net income available to common stockholders	$188,762	$192,642	$161,147

Diluted net income available to common stockholders per common share	$4.43	$4.68	$4.07

Total assets	$24,830,000	$23,170,869	$21,583,688

Stockholders’ equity	$1,702,315	$1,623,469	$1,409,811

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, litigation following class certification, restructuring costs, non-insurance operations, interest expense, early extinguishment of debt, income taxes, discontinued operations and cumulative effect of change in accounting.

Operating segment income increased for the protection products segment in 2005 compared to 2004 primarily due to the growth in the indexed life business and higher open block margins. Operating segment income increased for the protection products segment in 2004 compared to 2003 primarily as a result of increased open block margins and lower operating expenses. The growth in assets under management and a continued improvement in product margins from our indexed annuities increased accumulation products segment earnings in 2005 and 2004 compared to the respective prior years. The increased operating segment income in 2005 and 2004 for the protection products and accumulation products segments was partially reduced by higher other operations’ losses resulting primarily from lower net investment income and additional holding company expenses.

Net income decreased in 2005 compared to 2004. Although operating segment results increased between years, net litigation costs following class certification, early extinguishment of debt costs and a higher effective income tax rate offset the growth. Net income increased in 2004 compared to 2003 primarily as a result of higher operating segment income, reductions in income tax accruals and deferred income tax asset valuation allowances, and the gain on the sale of our residential financing subsidiary. The increase was partially offset by realized and unrealized losses on assets.

Total assets increased $1.7 billion in 2005 primarily as a result of net cash received from collected premiums and deposits and positive cash flows from operating activities. Liabilities increased $1.6 billion primarily due to policy reserves and policyowner funds which rose due to the higher volume of insurance policies in force and increased annuity sales. Stockholders’ equity increased $78.8 million during 2005 primarily as a result of 2005 net income of $191.2 million, the issuance of preferred stock which resulted in net proceeds of $144.8 million, stock issued under incentive plans amounting to $23.3 million, and the conversion of OCEANs amounting to $10.7 million. The additions to equity were reduced by treasury stock purchases which decreased equity $154.6 million, unrealized gains on available-for-sale investments which declined $118.2 million, and dividends declared on common and preferred stock in the fourth quarter of 2005 which decreased equity $18.3 million. The unrealized gains included in accumulated other comprehensive income are presented after related adjustments to DAC, VOBA, capitalized bonus interest, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes.

Segment Income

We have two operating segments: Protection Products and Accumulation Products. We use the same accounting policies and procedures to measure operating segment income as we use to measure consolidated income from operations with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are as follows:

1)	Realized/unrealized gains and losses on open block assets.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:

•	Unrealized gains and losses on open block options and securities held-for-trading.

•	Change in option value of indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments.

 4) Restructuring costs.

 5) Certain reinsurance adjustments.

 6) Other income from non-insurance operations.

 7) Litigation accruals following class certification, net of insurance recoveries.

 8) Interest expense.

 9) Early extinguishment of debt.

10) Income tax expense.

11) Income from discontinued operations.

12) Cumulative effect of changes in accounting.

These items will fluctuate from period to period depending on the prevailing interest rate and economic environment or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of our operating segments.

Protection Products

Our protection products segment reflects the operating results primarily from our interest-sensitive whole life, term life, universal life and indexed life insurance policies. These products are marketed on a national basis primarily through IMOs, CMOs, a PPGA distribution system and a New York distribution system. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality policies. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. In addition, the protection products segment includes the results of the closed block. Protection products in force totaled $102.5 billion at December 31, 2005, $97.5 billion at December 31, 2004 and $98.6 billion at December 31, 2003. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Years Ended December 31,
	2005	2004	2003
	($ in thousands)

Revenues:
Insurance premiums	$231,841	$263,050	$290,707
Product charges	183,997	167,585	138,215
Net investment income	358,133	333,477	321,532
Realized gains (losses) on closed block investments	(1,249)	(1,693)	9,326
Other income	3,463	3,573	4,224

Total revenues	776,185	765,992	764,004

Benefits and expenses:
Policyowner benefits	353,988	379,749	387,068
Underwriting, acquisition and other expenses	75,597	73,750	76,042
Amortization of DAC and VOBA, net of open block gain/loss adjustment	94,577	91,193	74,211
Dividends to policyowners	86,462	81,088	98,393

Total benefits and expenses	610,624	625,780	635,714

Pre-tax operating income — Protection Products segment	$165,561	$140,212	$128,290

Pre-tax operating income from our protection products increased 18% in 2005 and 9% in 2004 compared to the respective prior years. The increase in 2005 was primarily due to the growth in the indexed life business and higher open block product margins. The increase in 2004 was primarily due to higher open block product margins and lower operating expenses. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.

Sales, Premiums and Product Charges.  Sales are a key driver of our business as they are a leading indicator of future revenue trends to emerge in segment operating income. As shown in the Sales Activity by Product table presented in “Item 1. Business — Protection Products Segment,” direct first year annualized premiums decreased 5% in 2005 compared to 2004 and increased 5% in 2004 compared to 2003. The decrease in 2005 sales resulted from lower interest-sensitive whole life product sales due to our withdrawal from certain tax-advantaged markets and lower universal life product sales due to pricing changes associated with products launched in January 2005. These lower sales were partially offset by higher indexed life product sales as consumer demand for such indexed products continued to increase. The indexed life product allows the policyowner to elect an interest crediting strategy for a portion of the account value whereby interest is credited based in part on increases in the applicable indices, primarily the S&P 500 Index, excluding dividends. The interest credited is subject to a participation rate and an annual cap. Sales of indexed life products were $94.1 million in 2005 as compared to $74.6 million in 2004 and $51.6 million in 2003. We are the leading writer of indexed life products in the United States. The increase in 2004 sales resulted from higher indexed life product sales partially offset by decreased traditional and universal life insurance product sales. This change in sales mix reflects continued customer demand for indexed products and the uncertainty in government tax policy and regulation.

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

Insurance premium revenue in 2005 and 2004 was lower than the respective prior years primarily due to lower sales of traditional products and a decline in closed block in force business. Product charge revenue in 2005 and 2004 was higher than the respective prior years primarily due to the growth in the indexed life block of business.

Persistency.  Persistency, which we measure in terms of a lapse rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates were 6.2% in 2005 compared to 6.7% in 2004 and 6.5% in 2003. Our persistency experience remained within our pricing assumptions.

Net Investment Income.  Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income increased in 2005 and 2004 compared to the respective prior years. The increase in 2005 and 2004 was primarily due to growth in average protection products assets which were approximately $278 and $318 million higher than the respective prior years. The earned rate of the investment portfolio was 6.57% in 2005 compared to 6.44% in 2004 and 6.63% in 2003. Rates increased in 2005 following the prior years’ declining rates associated with the overall lower interest rate environment in 2004 and 2003.

Mortality and Benefit Expense.  Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. Benefit expense was lower in 2005 as compared to 2004 due to favorable mortality in the open block and due to the decline in the in force closed block business. Although we experienced unfavorable mortality in 2004 as compared to 2003, our experience remained within our pricing assumptions. In addition, we had increased reinsurance recoveries in 2004 and 2003, which reduce benefit expense, as a result of additional reinsurance arrangements.

Underwriting, Acquisition and Other Expenses.  Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses increased in 2005 compared to 2004 primarily due to increased state taxes, higher employee benefit costs and additional expenses of moving ILIC post issue policy service and data center activities from Woodbury, New York to Des Moines, Iowa. Expenses decreased in 2004 compared to 2003 primarily due to lower operating expenses resulting from the restructuring activities to integrate the ILICO life operations and also due to increased reimbursement from reinsurers of non-deferrable commission and expense allowances, as more policies were subject to reinsurance.

Amortization of DAC and VOBA.  The amortization of DAC and VOBA are expense items which increased in 2005 and 2004 as compared to the respective prior years. DAC and VOBA are generally amortized in proportion to policy gross margins which increased in both years, resulting in higher amortization expense.

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

Dividend expense increased for 2005 compared to 2004 due to increased closed block earnings, resulting from favorable closed block surrender activity and lower closed block basic policyowner dividends. Dividend expense decreased for 2004 compared to 2003 primarily due to reduced closed block earnings, resulting from lower closed block revenues and net investment income as the closed block in force business continues to decline.

Outlook.  We expect to continue to develop and sell indexed life products to meet the increasing consumer demand which we expect will favorably impact our product margins. We also expect to realize operating efficiencies as we continue to centralize our administrative functions.

Accumulation Products

Our accumulation products segment reflects the operating results primarily from our individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage product spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality policies. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $13.5 billion at December 31, 2005, $12.3 billion at December 31, 2004 and $11.7 billion at December 31, 2003. A summary of our accumulation products segment operations follows:

	For the Years Ended December 31,
	2005	2004	2003
	($ in thousands)

Revenues:
Immediate annuity and supplementary contract premiums	$3,028	$2,602	4,114
Product charges	54,361	52,969	43,139
Net investment income	748,887	697,363	672,141
Other income	10,343	10,730	11,635

Total revenues	816,619	763,664	731,029

Benefits and expenses:
Policyowner benefits	515,290	472,208	491,932
Underwriting, acquisition and other expenses	28,639	27,225	29,423
Amortization of DAC and VOBA	94,221	104,602	89,196
Dividends to policyowners	5	4	—

Total benefits and expenses	638,155	604,039	610,551

IMO Operations:
Other income	29,077	28,495	23,657
Other expenses	23,711	24,237	13,245

Net IMO operating income	5,366	4,258	10,412

Pre-tax operating income — Accumulation Products segment	$183,830	$163,883	$130,890

Pre-tax operating income from our accumulation products operations increased 12% in 2005 and 25% in 2004 compared to the respective prior years. The 2005 increase was primarily due to higher assets under management. A decline in product spreads partially offset the increase in earnings from asset growth. The 2004 increase was primarily due to higher assets under management and improved product spreads. The 2004 increase was partially offset by lower contributions from IMO operations. The drivers of profitability in our accumulation products business are deposits, persistency, product spread, expenses and IMO operations.

Deposits.  Deposits are a key driver of our business as this is a measure which represents collected premiums to be deposited to policyowner accounts for which we will earn a future product spread. Deposits are presented as collected premiums, which are measured in accordance with industry practice, and represent the amount of new business sold during the period. Deposits are a performance metric which we use to measure the productivity of our distribution network and for compensation of sales and marketing employees and agents. As shown in the Deposits by Product table presented in “Item 1. Business — Accumulation Products Segment,” total annuity deposits increased 43% in 2005 and 5% in 2004 as compared to the respective prior years. The increases in 2005 and 2004 were driven by continued consumer demand for indexed products.

We placed fixed rate funding agreements totaling $26.2 million in 2005 and $85.0 million in 2004. Funding agreements are insurance contracts for which we receive deposit funds and for which we agree to repay the deposit and a contractual return for the duration of the contract. Total funding agreements outstanding as of December 31, 2005 amounted to $986.2 million compared to $960.0 million outstanding at December 31, 2004.

The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges increased in 2005 and 2004 as compared to the respective prior years due to the growth in the business.

Persistency.  Persistency, which we measure in terms of a withdrawal rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low withdrawal rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements continued to improve in 2005 as compared to 2004 and 2003 and amounted to 8.3%, 8.5% and 9.5%, respectively. Annuity withdrawals without internal replacements totaled $1,200.4 million in 2005, $1,118.1 million in 2004 and $1,196.9 million in 2003. Our withdrawal experience remained within our pricing assumptions.

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

	For The Years Ended December 31,
	2005	2004	2003

Asset earned rate	5.72%	5.78%	5.91%
Liability credited rate	3.61%	3.55%	3.93%

Product spread	2.11%	2.23%	1.98%

The product spread decreased twelve basis points to 211 basis points in 2005 compared to 2004 and increased 25 basis points to 223 basis points in 2004 compared to 2003. Liability crediting rates on traditional annuities were increased in 2005 following the decreases in 2003 and 2004 which were necessary to correspond with the decline in investment yields caused by lower rates on new and reinvested funds. As described in the Traditional Annuity Products and Indexed Annuities sections presented in “Item 1. Business — Accumulation Products Segment,” the annuity products have various differentials between the credited rate and minimum guarantee rate, including some which have no differential, and as such cannot be lowered. Additionally, some traditional annuities have multi-year interest rate guarantees for which the credited rate cannot be decreased until the end of the multi-year period. Due to these limitations on the ability to lower interest crediting rates and the potential for credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

We also earn a spread on our funding agreements. Funding agreement income less associated interest expense totaled $6.2 million in 2005, $6.8 million in 2004, and $11.1 million in 2003. The 2004 decrease was due to the termination of a $250 million funding agreement during the fourth quarter of 2003.

Underwriting, Acquisition and Other Expenses.  Underwriting, acquisition and other expenses are a key driver of our business as they represent costs of our operations. Expenses in 2005 increased compared to 2004 due primarily to increased costs associated with administering the larger volume of business in force and higher legal and regulatory costs. Expenses in 2004 decreased compared to 2003 due primarily to continued process improvements to enhance operating efficiencies and lower fees associated with a declining block of annuity business processed by a third party administrator.

Amortization of DAC and VOBA.  The amortization of DAC and VOBA are expense items which decreased in 2005 and increased in 2004 as compared to the respective prior years. DAC and VOBA are generally amortized in proportion to policy gross margins which have increased each year. In addition, during the third quarter of 2004, projected persistency and future margin items for DAC and VOBA amortization were updated with current estimates which resulted in additional amortization expense on our traditional fixed annuity products in 2004. This 2004 increase was partially offset by decreased amortization resulting from updated current estimates of margins for indexed annuity products. As a result, DAC and VOBA amortization was lower in 2005 compared to 2004. Amortization expense increased in 2004 compared to 2003 as a result of higher product margins and the updated projected margins in 2004.

IMO Operations.  IMO operations are a key driver of our business as the earnings from the IMOs can be a significant component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products in their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own four such IMOs. The income from IMO operations primarily represents annuity commissions received by our IMOs from those third party insurance companies. Net IMO operations increased $1.1 million in 2005 compared to 2004 primarily due to lower operating expenses in 2005 as 2004 included higher litigation costs. Net IMO operating income decreased $6.2 million in 2004 compared to 2003 due to changes in distribution strategies and higher operating expenses, including litigation costs in 2004.

Outlook.  We anticipate increased product sales from our owned and proprietary distribution organizations but decreased product sales from other distribution channels as we manage our sales in this current low interest rate environment. We also expect to continue to position the company to meet increasing consumer demand for indexed annuity products and to actively manage surrenders. We will continue to manage our spreads as we strive for our desired profitability in this economic environment.

Other

The other operations consist of our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance. The pre-tax operating loss of our other operations increased in 2005 compared to 2004 primarily due to lower net investment income as a result of lower yielding investments and higher investment expenses. The pre-tax operating loss of our other operations increased in 2004 compared to 2003 primarily due to increased holding company expenses, such as Sarbanes-Oxley internal control regulations, the OCEANs exchange and succession activities in 2004, and lower investment income from our real estate management subsidiary.

Income Statement Reconciliation

A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For the Years Ended December 31,
	2005	2004	2003
	($ in thousands)

Segment pre-tax operating income:
Protection Products	$165,561	$140,212	$128,290
Accumulation Products	183,830	163,883	130,890
Other operations	(22,637)	(19,309)	(7,725)

Total segment pre-tax operating income	326,754	284,786	251,455
Non-segment items — increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	(4,762)	(36,786)	32,196
Unrealized gains (losses) on open block options and trading investments	(8,897)	56,547	89,769
Change in option value of indexed products and market value adjustments on total return strategy annuities	10,475	(35,652)	(65,741)
Cash flow hedge amortization	143	(908)	(3,827)
Amortization of DAC and VOBA due to open block gains and losses	(2,783)	(9,068)	(16,257)
Reinsurance adjustments	—	—	3,854
Litigation following class certification, net	(9,380)	—	—
Restructuring costs	—	—	(23,294)
Other income from non-insurance operations	52	1,495	1,237

Income from continuing operations	311,602	260,414	269,392
Interest expense	(32,173)	(32,120)	(30,154)
Early extinguishment of debt	(19,082)	—	—
Income tax expense	(69,168)	(39,041)	(78,610)

Net income from continuing operations	191,179	189,253	160,628
Income from discontinued operations, net of tax	—	3,899	1,815
Cumulative effect of change in accounting, net of tax	—	(510)	(1,296)

Net income	191,179	192,642	161,147
Dividends on preferred stock	(2,417)	—	—

Net income available to common stockholders	$188,762	$192,642	$161,147

Realized and Unrealized Gains (Losses) on Assets and Liabilities.  Realized gains (losses) on open block investments will fluctuate from period to period depending on the prevailing interest rates, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses. During 2004, we sold our Indianapolis, Indiana office building. We had previously listed this building with a real estate broker in 2003 as part of our restructuring plan and recorded a pre-tax impairment loss of $7.7 million at that time (see further discussion in Restructuring Costs). The sale of the building in 2004 resulted in an additional pre-tax loss of $11.8 million. Realized gains on open block investments in 2003 included $12.1 million of gains on sales of investments previously impaired and written-down in 2002 or 2003, primarily American Airlines, Dynegy Holdings, Intermedia Communications and NRG Northeast Generating.

Unrealized gains (losses) on open block options and trading investments will also fluctuate from period to period depending on prevailing interest rates, the economic environment and credit events. We also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in an unrealized loss of $16.0 million in 2005, an unrealized gain of $8.5 million in 2004 and an unrealized gain of $26.8 million in 2003. In addition, we use options to hedge our indexed products. In accounting for derivatives, we adjust our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized gain of $7.1 million in 2005, an unrealized gain of $48.0 million in 2004 and an unrealized gain of $62.9 million in 2003.

Most of the unrealized gains and losses on the options and trading securities are offset by similar adjustments to the option portion of the indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income as the change in option value of indexed products and market value adjustments on total return strategy annuities. The total adjustment to policyowner benefits amounted to reduced expense of $10.5 million in 2005 and additional expense of $35.7 million in 2004 and $65.7 million in 2003.

DAC and VOBA amortization is adjusted for realized and unrealized gains and losses and derivative related market value adjustments. As a result of the fluctuating gains and losses and derivative adjustments between periods, amortization expense decreased $6.3 million in 2005 and $7.2 million in 2004 as compared to the respective prior years.

Reinsurance Adjustments.  Reinsurance related adjustments in 2003 consisted of the release of an $8.2 million liability in conjunction with the settlement and amendment of a reinsurance arrangement and a $4.3 million true-up of pre-2003 reinsurance settlements under a reinsurance arrangement between ILIC’s open block and closed block.

Litigation Following Class Certification, Net.  A charge was taken in 2005 amounting to $9.4 million, net of insurance recoveries, in connection with pending litigation and results primarily from the estimated cost of a proposed California settlement in Cheves v. American Investors Life Insurance Company, Family First Advanced Planning et al.

Restructuring Costs.  Restructuring costs relate to our consolidation of various functions in connection with a restructuring of our protection products’ and accumulation products’ operations and investment activities which began in the third quarter of 2001. The objective of the restructuring plan was to eliminate duplicative functions for all business units and to reduce on-going operating costs. Corporate administrative functions were transitioned so they are performed primarily in Des Moines, Iowa. Protection products administration processes were transitioned so they are performed in Des Moines; Woodbury, New York; or outsourced. Accumulation products functions were transitioned to Topeka, Kansas. Investment activities were restructured to eliminate certain real estate management services which have been outsourced.

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

Interest Expense.  Interest expense in 2005 was comparable to 2004. Interest expense increased in 2004 as compared to 2003 primarily due to interest associated with the PRIDES securities of $143.8 million issued in the second quarter of 2003.

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

Income Tax Expense.  The effective income tax rate for 2005 and 2004 varied from the prevailing corporate rate primarily as a result of tax exempt income, reductions in the income tax accrual and reductions in the deferred tax valuation allowance.

The accrual reductions were for the release of provisions originally established for potential tax adjustments related to open Internal Revenue Service exam years ranging from 1997 through 2003 which were settled or eliminated during 2005 and 2004. The accrual was reduced $19.9 million in 2005 primarily related to the settlement of the tax treatment of a leveraged lease investment and the determination of taxable income of some partnership investments. The accrual was reduced $16.7 million in 2004 primarily related to the settlement of the deductibility of interest expense and the tax treatment of partial redemptions of adjustable conversion rate equity securities, the tax treatment of corporate owned life insurance, the deductibility of demutualization costs and acquisition costs, and the tax treatment of derivative costs and gains and losses. The accrual estimate was also revised downward in 2004 as negotiations progressed on the leveraged lease investment. Additionally, there was an approximate $3.7 million accrual reduction in 2004 for the overpayment of tax in prior years for which a refund is expected.

The deferred tax asset valuation allowance was reduced $4.7 million in 2005 and $16.4 million in 2004 as a result of the realization of capital loss carryforwards.

The effective income tax rate for 2005 also varied from the prevailing corporate rate due to additional income tax expense of $6.6 million incurred in the restructuring of our joint venture interest with Ameritas in which our interest in AVLIC was sold to Ameritas. The additional tax expense related to the reversal of taxable temporary differences during 2005 without the benefit of previously anticipated dividends received deductions.

The effective income tax rate excluding the accrual reductions, the valuation allowance reduction, and the additional tax on the joint venture sale was 33.5% and 33.2% for 2005 and 2004, respectively. The effective income tax rate for 2003 varied from the prevailing corporate rate primarily due to tax exempt income.

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

The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 2004 results, our life insurance subsidiaries could have paid us an estimated $186 million in dividends in 2005 without obtaining regulatory approval. Our insurance subsidiaries paid us approximately $62 million in 2005. Based on 2005 results, our insurance subsidiaries can pay an estimated $143 million in dividends without obtaining regulatory approval during 2006. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries.

We generated cash flows from operating activities of $402.0 million, $930.4 million and $394.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Operating cash flows were primarily used to increase our investment portfolio.

We have a $200 million revolving credit facility (which we refer to as the Revolving Credit Agreement) with a syndicate of lenders. In June 2005, we used our Revolving Credit Agreement to retire a portion of the $125 million senior notes payable. The borrowings were repaid from proceeds of our $300 million debt offering in August 2005. As of December 31, 2005, there was no outstanding loan balance under the facility and we were in compliance with all covenants. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance.

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

On September 26, 2005, we issued 6.0 million shares of Series A Non-Cumulative Perpetual Preferred Stock (Shares) with no par value under the Shelf Registration. Net proceeds amounted to $144.8 million after the related underwriting discount and other costs. Dividends on the preferred stock are non-cumulative and are payable quarterly, when, as and if declared by the board of directors, in whole or in part out of legally available funds. Dividends on the preferred stock accrued from September 26, 2005 with the first dividend payable on December 15, 2005 at a fixed rate of 7.25% per annum of the liquidation preference of $25 per share. Subject to certain restrictions, the Company may redeem the preferred stock at any time in whole, prior to September  15, 2010, at a cash redemption price equal to the greater of $25 per share or the sum of the present values of $25 per share plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends, and any undeclared dividends for the dividend periods from the redemption date to and including the dividend payment date on September 15, 2010. On or after the dividend payment date in September 2010, the shares may be redeemed at a price of $25 per share or $150.0 million in the aggregate plus declared and unpaid dividends to the redemption date without accumulation of any undeclared dividends.

In connection with our issuance of the Shares, we entered into a declaration of covenant (Declaration) in which we agreed to redeem or repurchase the Shares only if and to the extent that the total redemption or repurchase price is equal to or less than the proceeds we or our subsidiaries have received during the six months prior to the date of such redemption or repurchase from the sale of certain qualifying securities that, among other things, are (i) with limited exceptions, pari passu with or junior to the Shares upon our liquidation or dissolution, or our winding up, (ii) perpetual, or have a mandatory redemption or maturity date that is not less than sixty years after the date of initial issuance of such securities and (iii) provide for dividends or other distributions that are either non-cumulative or, if cumulative, are subject to certain optional or mandatory deferral provisions.

Our covenants in the Declaration run in favor of persons that buy, hold or sell our indebtedness during the period that such indebtedness is “Covered Debt,” which is currently comprised of covered subordinated debt and covered senior debt. Our 5.95% Senior Notes due 2015 and our 8.85% Junior Subordinated Debentures, Series A, owned of record by AmerUs Capital I are the initial covered senior debt and the initial covered junior debt, respectively, and together comprise the initial Covered Debt. Other debt will replace each of our covered senior debt and our covered subordinated debt that then comprises the Covered Debt under the Declaration on the earlier to occur of (i) the date two years and thirty days prior to the maturity of such existing covered senior debt or covered subordinated debt or (ii) the date we give notice of a redemption of such existing covered senior debt or covered subordinated debt such that the date such existing covered senior debt or covered subordinated debt is repurchased in such an amount that the outstanding principal amount of such existing covered senior debt or covered subordinated debt is or will become less than $100 million or $50 million, respectively. If the covered subordinated debt outstanding at any time is greater than $100 million, only the covered subordinated debt will be deemed to be Covered Debt.

The preferred stock has no stated maturity and is not convertible into any other security. The proceeds from the Series A Perpetual Preferred Stock were used to repay borrowings under the Revolving Credit Agreement and for general corporate purposes.

We have $143.8 million of PRIDES outstanding at December 31, 2005. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase our common stock. The note has a minimum term of 4.75 years, which we may extend in certain circumstances. In addition, we entered into a remarketing agreement which requires us to remarket the notes in 2006. Under the purchase contract, holders of each contract are required to purchase our common stock on the settlement date of August 16, 2006, based on a specified settlement rate, which will vary according to the applicable market value of the common stock at the settlement date. The value of the common stock to be issued upon settlement of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of the common stock (which is measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. If the market price of our common stock was assumed to be $60 per share at the settlement date, we would issue approximately 4.8 million shares.

The Company has several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and purchasing common stock. Our Board of Directors approved a stock purchase program effective June 24, 2005, under which we may purchase up to six million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources and dividends from insurance subsidiaries. We purchased 2.5 million shares in the third quarter of 2005 under the current purchase plan and we purchased 0.5 million shares in the first six months of 2005 under prior purchase plans. The program included purchases of shares under two accelerated share repurchase programs. The accelerated share repurchase programs allowed the Company to purchase the shares immediately, with the counterparty purchasing the shares in the open market. Except with the approval of the counterparty, the terms of the accelerated share repurchase agreement do not allow us to purchase additional shares until February 2006. As of December 31, 2005, 3.5 million shares remain available for repurchase under the purchase program.

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

In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $986.2 million outstanding as of December 31, 2005, consisting of one to ten year maturity fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time.

We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $221.7 million at December 31, 2005. Separate account contractholders generally have no claim against the assets of the general account, except with respect to certain insurance benefits. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines, Topeka, and Indianapolis; ALIC, American and ILIC are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable based on current rates at the time of each advance. There were no borrowings outstanding under these arrangements at December 31, 2005. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $12.0 million at December 31, 2005.

The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of December 31, 2005, had a carrying value of $20.0 billion, including closed block investments.

The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.

We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent, with an on-going level of 100 percent, of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $458.8 million and $342.6 million were on loan under the program and we were liable for cash collateral under our control of approximately $474.6 million and $351.7 million at December 31, 2005 and 2004, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.

We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $138.2 million at both December 31, 2005, and 2004, and are included in accrued expenses and other liabilities in the consolidated balance sheet.

At December 31, 2005, the statutory capital and surplus of the insurance subsidiaries was approximately $1,157 million. Management believes that each insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

In the future, in addition to cash flows from operations and borrowing capacity, the insurance subsidiaries may obtain their required capital from AmerUs Group Co.

Off-Balance Sheet Arrangements

Guarantee Obligations

Certain partnership investments provide for commitments of future capital, loans or guarantees. We have obligations to make future capital contributions to various partnerships of up to $20.1 million at December 31, 2005. We also have commitments to extend credit for mortgages totaling $57.4 million at December 31, 2005. In addition, at December 31, 2005, we had loan guarantees which totaled $1.3 million.

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

Summary of Contractual Obligations and Commitments

Our contractual obligations primarily consist of amounts owed for policy reserves and policyowner funds, notes payable, operating lease commitments, interest payable and securities lending and borrowing obligations. A summary of obligations are as follows for each of the five years ending December 31, 2005:

	Payments due by period
Obligation	Total	2006	2007	2008	2009	2010	Thereafter
	($ in thousands)

Notes payable	$556,051	$1,952	$1,063	$144,891	$987	$1,252	$405,906
Operating leases	13,792	5,188	4,912	2,907	785	—	—
Interest payable (1)	315,547	35,333	35,247	27,735	26,289	26,615	164,328
Derivatives in payable position (2)	708	15	—	—	595	4	94
Securities lending and borrowing obligations (3)	612,803	612,803	—	—	—	—	—
Future life and annuity policy benefits(4)	19,486,854	1,958,715	1,691,179	1,607,199	1,551,195	1,485,000	11,193,566
Policyowner funds(4)	1,483,873	207,125	315,979	239,004	158,858	117,616	445,291
Purchase obligations	—	—	—	—	—	—	—

Total	$22,469,628	$2,821,131	$2,048,380	$2,021,736	$1,738,709	$1,630,487	$12,209,185

(1)	Future interest payments on notes payable at December 31, 2005.

(2)	The obligation is included in other investments on the consolidated balance sheet.

(3)	The obligation is included in accrued expenses and other liabilities on the consolidated balance sheet.

(4)	Payments for future life and annuity policy benefits and policyowner funds represent management’s estimate of surrenders, mortality and morbidity activity associated with the policies.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. The valuation of financial instruments, accounting for derivatives and amortization of DAC, VOBA and deferred sales inducements are considered our critical accounting policies due to their subjective nature and significance to the financial statements.

Valuation of Financial Instruments

A significant portion of our assets are carried at fair value, primarily securities available-for-sale, securities held for trading purposes and derivative financial instruments. Market values are based on quoted market prices where available.

Securities in our portfolio with a carrying value of approximately $1,940 million and $1,820 million at December 31, 2005 and 2004, respectively, do not have readily determinable market prices. Valuation techniques vary by security type and availability of market data. Fair values for securities which do not have a readily available market price are determined by: 1) a matrix process that uses a current market spread added to an applicable treasury rate to discount expected future cash flows applicable to the coupon rate, credit quality, industry sector and term of the investment; 2) independent third party sources or recent transactions in similar securities, or 3) internally prepared valuations incorporating standard valuation techniques. Certain market conditions that could impact the valuation of securities include credit ratings, business climate, economic environment, industry trends, and regulatory and legal risks/events, among others. All such investments are classified as available-for-sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not be realized in the event of an actual sale.

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

Accounting for Derivatives

We hold derivative financial instruments to hedge growth in policyowner liabilities for certain protection and accumulation products and to hedge market risk for fixed income investments. These derivatives qualify for hedge accounting, are economic hedges but not designated as hedging instruments, or are derivatives used to replicate a security and are utilized as discussed in detail in notes 1 and 4 to our consolidated financial statements.

Hedge accounting results when we designate and document the hedging relationships involving derivative instruments. Economic hedging instruments are those instruments whose change in fair value acts as a natural hedge against the change in fair value of hedged assets or liabilities with both changes wholly or partially being offset in earnings.

To hedge equity market risk, we primarily use S&P 500 Index call options to hedge the growth in interest credited to the customer as provided by our indexed products. We may also use interest rate swaps or options to manage our fixed products’ risk profile. Generally, credit default swaps are coupled with a bond to synthetically create an instrument cheaper than an equivalent investment traded in the cash market.

The use of derivative instruments exposes the Company to credit and market risk. If the counterparty fails to perform, the credit risk is equal to the extent of the fair value gain in the derivative. The Company minimizes the credit or payment risk in derivative instruments by entering into transactions with high quality counterparties that are regularly monitored. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. Market risk is the adverse effect that a change in interest rates, implied volatility rates, or a change in certain equity indexes or instruments has on the value of a financial instrument. The Company manages the market risk by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Derivative instruments are monitored by the Company’s Investment and Risk Management Committee of the Board of Directors as part of its oversight of derivative activities. The committee is responsible for implementing various hedging strategies that are developed through its analysis of financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall risk management strategies.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate or equity hedges as the counterparties are established, well-capitalized financial institutions. Information about the fair values and notional amounts of these instruments can be found in note 4 to our consolidated financial statements and the section titled “Quantitative and Qualitative Disclosures About Market Risk.”

Amortization of DAC, VOBA and Deferred Sales Inducements

DAC for non-participating traditional life insurance is amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. We generally amortize DAC and deferred sales inducements for participating traditional life, universal life and annuity products based on a percentage of our expected gross margins (EGMs) over the life of the policies. Our estimated EGMs are computed based on assumptions related to the underlying policies written, including the lives of the underlying policies, growth rate of the assets supporting the liabilities, and level of expenses necessary to maintain the policies over their entire life. We amortize DAC and deferred sales inducements by estimating the present value of the EGMs over the lives of the insurance policies and then calculate a percentage of the policy acquisition cost deferred as compared to the present value of the EGMs. That percentage is used to amortize the DAC and deferred sales inducements such that the amount amortized over the life of the policies results in a constant percentage of amortization when related to the actual and future gross margins.

Because the EGMs are only an estimate of the profits we expect to recognize from these policies, the EGMs are adjusted annually for any changes in the remaining expected future gross margins. When EGMs are adjusted, we also adjust the amortization of the DAC and deferred sales inducements to maintain a constant percentage of amortization over the entire life of the policies.

For the protection products segment, there were no significant changes in our estimated EGMs in 2003, 2004 or 2005. For the accumulation products segment, there were no significant changes in our estimated EGMs in 2003 or 2005; however, we updated our EGM assumptions in 2004 which resulted in increased DAC, VOBA and deferred sales inducements amortization expense of $8.2 million.

We amortize VOBA based on the incidence of the EGMs from insurance contracts using the interest rate credited to the underlying policies. The EGMs are based on actuarially determined projections of future premium receipts, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets retained to support the policy liabilities and other factors. These projections take into account all factors known or expected by management. The actual gross margins may vary from expected levels due to differences in renewal premium, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

The total DAC, VOBA and deferred sales inducements asset balances at December 31, 2005 amounted to $2.4 billion. Based upon these balances, the impact of changes in significant EGM assumptions would result in the following one-time adjustments in DAC, VOBA, deferred sales inducements and unearned revenue reserves amortization expense:

Increased Amortization Expense
for DAC, VOBA, and Deferred
Sales Inducments, Net of
Change in Significant Assumption	Unearned Revenue Reserves
($ in thousands)

Protection products segment:
10% increase in assumed mortality	$7,100
5% increase in assumed lapses	$2,000
10% increase in assumed expenses	$1,900
Accumulation products segment:
5% increase in assumed lapses	$8,100
10% increase in assumed expenses	$2,200

Investment Portfolio

General

We maintain a diversified portfolio of investments which is supervised by an experienced in-house staff of investment professionals. Sophisticated asset/liability management techniques are employed in order to achieve competitive yields, while maintaining risk at acceptable levels. The asset portfolio is segmented by liability type, with tailored investment strategies for specific product lines. Investment policies are subject to approval by the Board of Directors and are overseen by the Investment and Risk Management Committee of our Board of Directors. Management regularly monitors individual assets and asset groups, in addition to monitoring the overall asset mix. In addition, the Investment and Risk Management Committee reviews investment guidelines and monitors internal controls.

Investment Strategy

Our investment philosophy is to employ an integrated asset/liability management approach with separate investment portfolios for specific product lines, such as traditional life, universal life, indexed life, traditional annuities, indexed annuities, variable annuities and funding agreements to generate attractive risk-adjusted returns on capital. Essential to this philosophy is coordinating investments in the investment portfolio with product strategies, focusing on risk-adjusted returns and identifying and evaluating associated business risks.

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

Invested Assets

Our diversified portfolio of investments includes public and private fixed maturity securities and commercial mortgage loans. Our objective is to maintain a high-quality, diversified fixed maturity securities portfolio that produces a yield and total investment return that supports the various product line liabilities and our earnings goals.

The following table summarizes invested assets by asset category as of December 31, 2005 and 2004:

	Invested Assets December 31,
	2005		2004
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	($ in millions)

Fixed maturity securities
Public	$15,559.2	77.7%	$15,147.6	79.0%
Private	2,583.0	12.8%	2,217.2	11.5%

Subtotal	18,142.2	90.5%	17,364.8	90.5%
Equity securities	78.0	0.4%	92.5	0.5%
Mortgage loans	976.1	4.9%	865.7	4.5%
Policy loans	483.4	2.4%	486.1	2.5%
Other investments	347.6	1.8%	374.2	2.0%
Short-term investments	10.0	—	3.0	—

Total invested assets	$20,037.3	100.0%	$19,186.3	100.0%

Fixed Maturity Securities

The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality mortgage-backed securities (MBS) and United States government and agency obligations. As of December 31, 2005, fixed maturity securities were $18,142.2 million, or 90.5% of the carrying value of invested assets with public and private fixed maturity securities constituting $15,559.2 million, or 77.7%, and $2,583.0 million, or 12.8%, respectively, of total fixed maturity securities, respectively.

The following table summarizes the composition of the fixed maturity securities by category as of December 31, 2005 and 2004:

	Composition of Fixed Maturity Securities
	December 31,
	2005		2004
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	($ in millions)

U.S. government/agencies	$487.2	2.7%	$548.4	3.2%
State and political subdivisions	78.4	0.4%	66.0	0.4%
Foreign government bonds	190.9	1.1%	118.6	0.7%
Corporate bonds	13,142.9	72.5%	12,359.0	71.2%
Redeemable preferred stocks	20.3	0.1%	40.2	0.2%
Indexed debt instruments	568.9	3.1%	564.7	3.3%
Asset-backed bonds	327.4	1.8%	528.1	3.0%
Collateralized mortgage-backed securities	1,204.9	6.6%	1,119.2	6.4%
Mortgage-backed securities:
U.S. government/agencies	1,805.2	10.0%	1,772.1	10.2%
Non-agency	316.1	1.7%	248.5	1.4%

Subtotal-MBS	2,121.3	11.7%	2,020.6	11.6%

Total	$18,142.2	100.0%	$17,364.8	100.0%

The following table summarizes fixed maturity securities by remaining maturity as of December 31, 2005:

Remaining Maturity of Fixed Maturity Securities

	Carrying	% of	Unrealized	% of
	Value	Total	Loss	Total
	($ in millions)

Available-for-Sale
Due:
In one year or less (2006)	$354.0	2.1%	$0.2	0.1%
One to five years (2007-2011)	3,528.4	21.1%	28.3	12.5%
Five to 10 years (2012-2016)	5,170.8	30.9%	77.8	34.3%
10 to 20 years (2017-2026)	2,176.2	13.0%	30.8	13.6%
Over 20 years (2027 and after)	3,453.0	20.7%	55.0	24.2%

Subtotal	14,682.4	87.8%	192.1	84.7%
Mortgage-backed securities	2,045.5	12.2%	34.7	15.3%

Total	$16,727.9	100.0%	$226.8	100.0%

Held-for-Trading
Due:
In one year or less (2006)	$34.5	2.4%
One to five years (2007-2011)	611.5	43.2%
Five to 10 years (2012-2016)	252.5	17.9%
10 to 20 years (2017-2026)	216.2	15.3%
Over 20 years (2027 and after)	224.0	15.9%

Subtotal	1,338.7	94.7%
Mortgage-backed securities	75.6	5.3%

Total	$1,414.3	100.0%

The portfolio of investment grade fixed maturity securities is diversified by number and type of issuers. As of December 31, 2005, investment grade fixed maturity securities included the securities of 919 issuers, with 2,654 different issues of securities. No non-government/agency issuer represents more than 0.5% of investment grade fixed maturity securities.

Below-investment grade fixed maturity securities as of December 31, 2005, included the securities of 337 issuers representing 6.9% of total invested assets, with the largest being a $24.8 million investment.

As of December 31, 2005, 83.6% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s rating equivalents, of fixed maturity securities as of December 31, 2005:

Fixed Maturity Securities — Public and Private

		Public		Private		Total
NAIC		Carrying	% of	Carrying	% of	Carrying	% of
Designation	Standard & Poor’s Equivalent Designation	Value	Total	Value	Total	Value	Total
		($ in millions)

1	A- or higher	$9,928.3	63.7%	$1,409.1	54.6%	$11,337.4	62.5%
2	BBB- to BBB+	4,339.7	27.9%	1,073.8	41.6%	5,413.5	29.9%

Total investment grade		14,268.0	91.6%	2,482.9	96.2%	16,750.9	92.4%

3	BB- to BB+	744.2	4.8%	73.4	2.8%	817.6	4.5%
4	B- to B+	508.0	3.3%	26.5	1.0%	534.5	2.9%
5 & 6	CCC+ or lower	39.0	0.3%	0.2	0.0%	39.2	0.2%

Total below investment grade		1,291.2	8.4%	100.1	3.8%	1,391.3	7.6%

Total		$15,559.2	100.0%	$2,583.0	100.0%	$18,142.2	100.0%

The following table summarizes fixed maturity securities by Standard & Poor’s or equivalent rating, including unrealized losses, at December 31, 2005:

Fixed Maturity Securities — Unrealized Losses

NAIC		Carrying	% of	Unrealized	% of
Designation	Standard & Poor’s Equivalent Designation	Value	Total	Loss	Total
		($ in millions)

1	A- or higher	$11,337.4	62.5%	$140.6	62.0%
2	BBB- to BBB+	5,413.5	29.9%	64.3	28.4%

Total investment grade		16,750.9	92.4%	204.9	90.4%

3	BB- to BB+	817.6	4.5%	13.2	5.8%
4	B- to B+	534.5	2.9%	8.2	3.6%
5 & 6	CCC+ or lower	39.2	0.2%	0.5	0.2%

Total below investment grade		1,391.3	7.6%	21.9	9.6%

Total		$18,142.2	100.0%	$226.8	100.0%

MBS investments are mortgage-related securities including collateralized mortgage obligations (CMOs) and pass-through mortgage securities. Asset-backed securities are both residential and non-residential including exposure to home equity loans, home improvement loans, manufactured housing loans as well as securities backed by loans on automobiles, credit cards, and other collateral or collateralized bond obligations. As of December 31, 2005, asset-backed residential mortgages totaled $161.6 million or 0.8% of total invested assets. As of December 31, 2005, residential mortgage pass-through and CMOs totaled $2,121.3 million or 10.6% of total invested assets. As of December 31, 2005, $1,805.2 million or 85.1% of MBS were from government sponsored enterprises. Other MBS were $316.1 million or 14.9% of MBS as of December 31, 2005. Management believes that the quality of assets in the MBS portfolio is generally high, with 98.3% of such assets representing agency backed or “AAA” rated securities. Collateralized mortgage backed securities (or CMBS) totaled $1,204.9 million or 6.0% of total invested assets as of December 31, 2005.

Derivatives

Interest rate, equity and credit derivatives are primarily used to reduce exposure to changes in interest rates or credit to manage duration mismatches. Call options are primarily used to hedge indexed products. Credit default swaps and swaptions are coupled with a bond to synthetically create an investment cheaper than the equivalent instrument traded in the cash market. Although we are subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. We only enter into transactions with counterparties rated at least “AA” or for which a collateral agreement is in place. We are also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged.

The notional principal amounts of derivatives, which represent the extent of our involvement in such contracts but not the risk of loss, at December 31, 2005, amounted to $5,807.0 million. The interest rate swaps had a carrying value of a net payable position of $0.7 million at December 31, 2005. The credit default swaps had a carrying value of a net receivable position of $0.1 million at December 31, 2005. The carrying value of options amounted to $185.7 million at December 31, 2005. The total carrying value of other derivatives amounted to $3.4 million at December 31, 2005. For each of these derivatives, the carrying value is equal to fair value as of December 31, 2005. The derivatives are reflected as other investments on the consolidated financial statements. The net amount payable or receivable from interest rate and credit default swaps is accrued as an adjustment to interest income.

Mortgage Loans

As of December 31, 2005, mortgage loans in the investment portfolio were $976.1 million, or 4.9% of the aggregate carrying value of invested assets. As of December 31, 2005, the mortgage loans were comprised of commercial mortgage loans which are primarily fixed-rate loans. As of December 31, 2005, we held 818 individual commercial mortgage loans with an average balance of $1.2 million.

As of December 31, 2005, there were no loans in the loan portfolio classified as delinquent or in foreclosure. As of the same date, there were three loans classified as restructured totaling $2.6 million. During 2005, we had no foreclosures.

Other

As previously discussed in Liquidity and Capital Resources, we participate in securities lending and securities borrowing arrangements.

We held $483.4 million of policy loans on individual insurance products as of December 31, 2005. Policy loans are permitted to the extent of a policy’s contractual limits and are fully collateralized by policy cash values. As of December 31, 2005, we held equity securities of $78.0 million of which the largest holding was Federal Home Loan Bank common stock totaling $64.8 million.

We held $357.6 million of other invested assets (including short-term investments) on December 31, 2005. Other invested assets consist of various joint ventures and limited partnership investments and derivatives.

Structured Securities Arrangements

We hold investments in indexed debt instruments (IDIs) in which the principal is initially partially defeased by an obligation of a third party financial institution (institution) collateralized by U.S. Treasuries which will accrete to 50% of the original principal amount of the IDIs at maturity. The balance of the principal amount due at maturity is subject to a dynamic defeasance mechanism, which should provide a return of the initial investment. The instruments issued by the institutions are linked to the performance of a hedge fund or fund of funds. The annual income on these investments will be equal to the quarterly distribution of the hedge fund or fund of funds plus the change in the present value of anticipated distributions to be received at maturity and will be included in net investment income. Over the life of the IDIs, the income will be a function of the cumulative performance of the linked hedge fund or fund of funds and the return on any defeased portion of the investment. The quarterly distribution paid, if any, reduces the amount of future participation in the performance of the linked hedge fund or fund of funds. At maturity, the Company will take delivery of the referenced hedge fund interests and cash or

U.S. Treasuries equal to the portion of the instruments that have been defeased, the total of which should equal or exceed the instruments’ principal amount. The investment purpose of these instruments is to enable the Company to obtain the return as if they had invested in hedge funds or fund of funds with dynamic principal protection. The instruments as of December 31, 2005 carried an A rating or better by Fitch. The carrying value of IDIs was $568.9 million and $564.7 million at December 31, 2005 and 2004, respectively.

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

The list of securities identified is subject to a formal assessment to determine if an impairment is other than temporary. Management makes certain assumptions or judgments in its assessment of potentially impaired securities including but not limited to:

•	Company description, industry characteristics and trends, company-to-industry profile, quality of management, etc.

•	Ability and intent to hold the security.

•	Severity and duration of the impairment, if any.

•	Industry factors.

•	Financial factors such as earnings trends, asset quality, liquidity, subsequent events, enterprise valuation, fair value and volatility (among others).

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

The following table lists material investment OTTIs exceeding $3 million in 2004 and 2003. There were no material OTTIs in 2005. The write-downs occurred due to creditor and/or issue specific circumstances.

Material OTTIs

	Impairment Loss		Impact on Other
General Description	($ in millions)	Circumstances	Material Investments

2004
Major US Airline	$3.0	High probability of restructuring and threat of bankruptcy	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
2003
Major US Airline	$11.6	High probability of restructuring and threat of bankruptcy	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down
Merchant Energy Generator	3.6	High probability of restructuring and threat of bankruptcy	Negative industry trends with analysis done on an issue-by-issue basis concluding no impact on other material investments other than those written down

The following tables present unrealized losses for fixed maturity securities at December 31, 2005 and 2004 by investment category and industry sector:

Composition of Fixed Maturity Securities

	December 31, 2005
	Carrying		Unrealized
	Value	% Total	Losses	% Total
	($ in millions)

U.S. government/agencies	$487.2	2.7%	$4.6	2.0%
State and political subdivisions	78.4	0.4%	0.5	0.2%
Foreign government bonds	190.9	1.1%	2.2	1.0%
Corporate bonds	13,142.9	72.5%	144.2	63.7%
Redeemable preferred stocks	20.3	0.1%	—	—
Indexed debt instruments	568.9	3.1%	13.2	5.8%
Asset-backed bonds	327.4	1.8%	3.5	1.5%
Collateralized mortgage-backed securities	1,204.9	6.6%	23.9	10.5%
Mortgage-backed securities:
U.S. government/agencies	1,805.2	10.0%	27.9	12.3%
Non-agency	316.1	1.7%	6.8	3.0%

Subtotal-MBS	2,121.3	11.7%	34.7	15.3%

Total	$18,142.2	100.0%	$226.8	100.0%

	December 31, 2004
	Carrying		Unrealized
	Value	% Total	Losses	% Total
	($ in millions)

U.S. government/agencies	$548.4	3.2%	$1.2	2.4%
State and political subdivisions	66.0	0.4%	0.7	1.4%
Foreign governments	118.6	0.7%	0.1	0.2%
Corporate bonds	12,359.0	71.2%	29.1	59.0%
Redeemable preferred stocks	40.2	0.2%	—	—
Indexed debt instruments	564.7	3.3%	9.0	18.2%
Asset-backed bonds	528.1	3.0%	1.2	2.4%
Collateralized mortgage-backed securities	1,119.2	6.4%	4.3	8.5%
Mortgage-backed securities:
U.S. government/agencies	1,772.1	10.2%	3.6	7.3%
Non-agency	248.5	1.4%	0.3	0.6%

Subtotal-MBS	2,020.6	11.6%	3.9	7.9%

Total	$17,364.8	100.0%	$49.5	100.0%

	December 31, 2005
	Carrying		Unrealized
	Value	% Total	Loss	% Total
		($ in millions)

Basic industry	$905.3	5.0%	$14.8	6.5%
Capital goods	974.4	5.3%	9.4	4.2%
Communications	1,372.7	7.6%	23.0	10.2%
Consumer cyclical	1,106.3	6.1%	18.2	8.0%
Consumer non-cyclical	1,577.2	8.7%	15.9	7.0%
Energy	1,139.2	6.3%	5.9	2.6%
Technology	261.7	1.4%	3.9	1.7%
Transportation	599.0	3.3%	4.5	2.0%
Industrial other	221.5	1.2%	2.5	1.1%
Utilities	2,193.6	12.1%	24.7	10.9%
Financial institutions	3,045.5	16.8%	33.4	14.7%

Subtotal	13,396.4	73.8%	156.2	68.9%
Other	4,745.8	26.2%	70.6	31.1%

Total	$18,142.2	100.0%	$226.8	100.0%

	December 31, 2004
	Carrying		Unrealized
	Value	% Total	Loss	% Total
		($ in millions)

Basic industry	$916.9	5.3%	$2.9	5.9%
Capital goods	902.3	5.2%	1.4	2.8%
Communications	1,304.2	7.5%	2.9	5.9%
Consumer cyclical	1,247.6	7.2%	2.1	4.3%
Consumer non-cyclical	1,691.2	9.7%	4.5	9.1%
Energy	1,059.9	6.1%	1.3	2.6%
Technology	229.0	1.3%	0.7	1.4%
Transportation	539.7	3.1%	2.3	4.7%
Industrial other	146.9	0.9%	0.4	0.8%
Utilities	1,795.0	10.3%	4.5	9.1%
Financial institutions	2,704.5	15.6%	14.4	29.0%

Subtotal	12,537.2	72.2%	37.4	75.6%
Other	4,827.6	27.8%	12.1	24.4%

Total	$17,364.8	100.0%	$49.5	100.0%

The following table provides a summary of unrealized losses for fixed maturity securities which identifies the length of time the securities have continually been in an unrealized loss position as of December 31, 2005 and 2004:

AFS Unrealized Loss

	December 31, 2005
	($ in millions)
	Less than 7 months		7-12 months		More than 12 months		Total
		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Total Temporarily Impaired Securities:
Corporate bonds	$5,188.2	$107.2	$441.3	$21.7	$325.0	$15.3	$5,954.5	$144.2
U.S. government bonds	121.3	2.2	12.8	0.3	54.9	2.1	189.0	4.6
State and political subdivisions	32.0	0.5	—	—	—	—	32.0	0.5
Foreign government bonds	79.4	1.5	5.1	0.1	14.2	0.6	98.7	2.2
Asset-backed bonds	161.2	2.8	18.6	0.3	9.1	0.4	188.9	3.5
Collateralized mortgage-backed securities	935.4	18.5	60.2	2.1	62.8	3.3	1,058.4	23.9
Mortgage-backed securities	1,326.5	25.2	170.0	4.1	152.6	5.4	1,649.1	34.7
Indexed debt instruments	80.3	1.8	—	—	319.8	11.4	400.1	13.2

Total	$7,924.3	$159.7	$708.0	$28.6	$938.4	$38.5	$9,570.7	$226.8

	Less than 7 months		7-12 months		More than 12 months		Total
		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

Less Than 20% Loss Position:
Corporate bonds	$5,188.2	$107.2	$440.0	$21.3	$325.0	$15.3	$5,953.2	$143.8
U.S. government bonds	121.3	2.2	12.8	0.3	54.9	2.1	189.0	4.6
State and political subdivisions	32.0	0.5	—	—	—	—	32.0	0.5
Foreign government bonds	79.4	1.5	5.1	0.1	14.2	0.6	98.7	2.2
Asset-backed bonds	161.2	2.8	18.6	0.3	9.1	0.4	188.9	3.5
Collateralized mortgage-backed securities	935.4	18.5	60.2	2.1	62.8	3.3	1,058.4	23.9
Mortgage-backed securities	1,326.5	25.2	170.0	4.1	152.6	5.4	1,649.1	34.7
Indexed debt instruments	80.3	1.8	—	—	319.8	11.4	400.1	13.2

Total	$7,924.3	$159.7	$706.7	$28.2	$938.4	$38.5	$9,569.4	$226.4

	Less than 7 months		7-12 months		More than 12 months		Total
		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	loss	value	loss	value	loss	value	loss

20%-50% Loss Position:
Corporate bonds	$—	$—	$1.3	$0.4	$—	$—	$1.3	$0.4

Total	$—	$—	$1.3	$0.4	$—	$—	$1.3	$0.4

There are no securities that were in more than a 50% loss position at December 31, 2005.

AFS Unrealized Loss

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

The following table lists material securities with unrealized losses exceeding $3 million. There were no individual material securities with unrealized losses exceeding $3 million at December 31, 2004.

Material Unrealized Losses

	Year Ended December 31, 2005
	Market	Unrealized
General Description	Value	Loss
	($ in millions)

Major European Telephone Company	$30.3	$3.0

	Year Ended December 31, 2003
	Market	Unrealized
General Description	Value	Loss
	($ in millions)

Government Sponsored Entity	$313.0	$3.5
Government Sponsored Entity	355.0	3.5

In addition to the above listing, at December 31, 2005 and 2004, securities with a market value of $400.1 million and $482.0 million and unrealized loss position of $13.2 million and $9.0 million, respectively, were principal protected. These securities included underlying holdings that provided for a return of principal through maturity of zero coupon bonds from a highly rated issuer or a principal guarantee from a highly rated company. These securities along with the securities in the above listing of unrealized losses did not meet the criteria as described in our other-than-temporary process for impairment determination. As a result, there was no realized loss for these securities.

Unrealized gains or losses may not represent future gains or losses that will be realized. These unrealized gains or losses are subject to fluctuation, reflective of such things as volatile financial markets, interest rate movements, credit spread changes and sale decisions.

The following table presents, for securities sold during 2004 and 2003, the amount of material losses exceeding $3 million recorded and the fair value at the sales date. There were no individual material losses exceeding $3 million for securities sold during 2005.

	Year Ended December 31, 2004
			Time in	Time in
	Proceeds/	Realized	Months Below	Months < 80%
General Description	Market Value	Loss on Sale	Book	of Book
	($ in millions)

Equity Indexed Notes	$108.1	$35.6	Over 12 months	Over 12 months
Global Communications Service Provider	29.5	5.1	7 to 12 months	6 months or less

	Year Ended December 31, 2003
			Time in	Time in
	Proceeds/	Realized	Months Below	Months < 80%
General Description	Market Value	Loss on Sale	Book	of Book
	($ in millions)

U.S. Treasury	$1,082.6	$9.9	6 months or less	6 months or less
Securitized manufactured housing loans	31.8	6.3	Over 12 months	7 to 12 months
Collateralized debt obligation	136.3	5.7	Over 12 months	6 months or less
Government sponsored entity	860.7	5.5	6 months or less	6 months or less
Foreign oil revenue financing entity	49.4	4.4	7 to 12 months	6 months or less
Major United States airline	49.4	4.2	Over 12 months	6 months or less
Collateralized debt obligation	31.7	4.1	6 months or less	6 months or less
Aircraft securitization	25.7	4.0	Over 12 months	7 to 12 months
Electric generator	20.3	4.0	7 to 12 months	6 months or less
Natural gas supplier	42.3	3.9	7 to 12 months	6 months or less
Healthcare service provider	20.3	3.8	7 to 12 months	6 months or less
Major United States airline	21.5	3.7	Over 12 months	6 months or less
Major United States airline	17.0	3.4	Over 12 months	7 to 12 months
Government sponsored entity	493.3	3.3	6 months or less	6 months or less

The decision to sell certain securities within the overall context of our portfolio management strategies can result in losses as previously shown. This may include required exposure reductions due to internal credit limits, capital reserve objectives, asset allocation decisions and hedging activities. However, no decisions have been made as of December 31, 2005, which result in material losses.

Effects of Inflation and Interest Rate Changes

Management does not believe that inflation has had a material effect on the consolidated results of operations.

Interest rate changes may have temporary effects on the sale and profitability of the protection products and accumulation products offered. For example, if interest rates rise, competing investments (such as annuities or life insurance products offered by competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of our products until we increase the interest rate credited to owners of our protection products and accumulation products. In contrast, as interest rates fall, we attempt to adjust credited rates to compensate for the corresponding decline in reinvestment rates. We monitor interest rates and sell annuities and life insurance policies that permit flexibility to make interest rate changes as part of the management of interest spreads. However, the profitability of our products is based upon persistency, mortality and expenses, as well as interest rate spreads.

We manage our investment portfolio in part to reduce exposure to interest rate fluctuations. In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and net investment income increases or decreases in a direct relationship with interest rate changes.

We have developed an asset/liability management approach with separate investment portfolios for major product lines such as traditional life, universal life, indexed life, traditional annuities, indexed annuities, variable annuities and funding agreements. Investment strategies have been established based on the specific characteristics of each product line. The portfolio investment strategies establish asset duration, quality and other guidelines. Analytical systems are utilized to establish an optimal asset mix for each line of business. We seek to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

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

Federal Income Tax Matters

Generally, AmerUs Group and our nonlife subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns, except for ILIC and Bankers Life which together began filing a consolidated tax return in 2002. Beginning in 2006, ALIC, American and FBL intend to join AmerUs Group in the filing of a consolidated life-nonlife tax return. ILIC and Bankers will be eligible to join the consolidated life-nonlife tax return in 2007. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

Emerging Accounting Matters

Other-Than-Temporary Impairment

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

In November 2005, the FASB issued proposed EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1,” (EITF 03-1-a) but changed the title to FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP FAS 115-1). The guidance in FSP 115-1 nullifies the accounting and measurement provisions of EITF 03-1, references existing OTTI guidance and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairments upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP FAS 115-1 will be applied prospectively and is effective for reporting periods beginning after December 15, 2005. Our existing policies for recognizing an OTTI are consistent with the guidance in FASP FAS 115-1. As a result, we do not expect the adoption of FSP FAS 115-1 to have a material effect on our consolidated financial condition and results of operations.

Share-Based Payment

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The statement is effective in the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that delays our required effective date of SFAS 123R to January 1, 2006. In August 2005, the FASB issued FASB Staff Position (FSP) No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP 123R-1), which indefinitely defers the requirement of SFAS 123-R that a freestanding financial instrument originally subject to SFAS 123R becomes subject to other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. In October 2005, the FASB issued FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP 123R-2), which allows the grant date of an award to be the date the award is approved in accordance with an entity’s corporate governance provisions, so long as the approved grant is communicated to employees within a relatively short time period from the date of approval, which is consistent with our current policy.

Adoption of SFAS 123R is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. We will adopt SFAS 123R effective January 1, 2006, using the modified prospective method. The pro forma impacts of recognizing fair value, as permitted by SFAS 123, are disclosed in note 1 to the consolidated financial statements. That disclosure reflects our estimate of 2005 additional expense for share-based payments of approximately $2.6 million (after-tax). The implementation of more sophisticated modeling techniques may affect this expense amount.

Deferred Acquisition Costs for Modifications or Exchanges of Insurance Contracts

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. We do not believe the adoption of this pronouncement will have a material effect on our consolidated financial condition and results of operations.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. SFAS 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes or errors, if any occur.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The main objectives in managing our investment portfolios are to optimize investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including asset liability management, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors.

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

For variable and indexed products, profitability on the portion of the policyowner’s account balance invested in the fixed general account option or strategy, if any, is also affected by the spreads between interest yields on investments and rates credited to those policies. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the indexed products, we purchase primarily call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the indexed products tied to market indices is significantly impacted by the spread between interest earned on investments and the sum of (1) the cost of underlying call options purchased to match the returns owed to contract holders and (2) the minimum interest guarantees owed to the contract holder, if any. Profitability on the indexed products is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability as we primarily purchase one-year call options to fund the returns owed to the contract holders at the inception of each contract year. This practice matches with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the indexed products can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at December 31, 2005. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

							Expected
							Cash	Fair
	2006	2007	2008	2009	2010	Thereafter	Flows	Value
	($s in millions)

Fixed maturity securities available-for-sale	$870	$1,041	$1,202	$895	$682	$11,932	$16,622	$16,728
Average interest rate	7.0%	6.2%	6.0%	6.2%	5.8%	5.7%
Fixed maturity securities held-for-trading purposes	$94	$269	$253	$153	$187	$458	$1,414	$1,414
Average interest rate	3.3%	2.6%	2.8%	3.0%	2.5%	4.8%
Mortgage loans	$60	$59	$73	$65	$75	$644	$976	$981
Average interest rate	6.9%	6.9%	6.9%	6.8%	6.8%	6.5%

Total	$1,024	$1,369	$1,528	$1,113	$944	$13,034	$19,012	$19,123

In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 62% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 9.8 years.

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

Our use of derivatives is generally limited to hedging purposes and has principally consisted of using options, futures, interest rate swaps and caps and credit default swaps. These instruments, viewed separately, subject us to varying degrees of market and credit risk. However when used for hedging, the expectation is that these instruments would reduce overall market risk. Credit risk arises from the possibility that counterparties may fail to perform under the terms of the contracts. See notes 1 and 4 of the consolidated financial statements for additional information about our derivative positions.

Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term grade bonds. However, returns over longer time frames have generally been higher.

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

As of December 31, 2005, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2005 based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AmerUs Group Co.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AmerUs Group Co. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerUs Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that AmerUs Group Co. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AmerUs Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of AmerUs Group Co. and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Des Moines, Iowa
February 17, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

The Notice of 2006 Annual Meeting of Shareholders and Proxy Statement (the Proxy Statement), which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Information concerning directors of AmerUs Group Co. appears in the Proxy Statement, under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b)	For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under “Executive Officers of the Company.”

(c)	Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

(d)	Information concerning the identification of the audit committee and the audit committee financial expert appears in the Proxy Statement, under “Board and Corporate Governance Matters.” This portion of the Proxy Statement is incorporated herein by reference.

(e)	Information describing any material changes to the procedures by which security holders may recommend nominees to the board of directors appears in the Proxy Statement, under “Board and Corporate Governance Matters.” This portion of the Proxy Statement is incorporated herein by reference.

(f)	For information with respect to the Company’s code of ethics that applies to the principal executive officer, principal financial officer, and principal accounting officer, see Part I of this Annual Report on Form 10-K, under “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation appears in the Proxy Statement, under “Executive Compensation and Related Information.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters appears in the Proxy Statement, under “Beneficial Ownership of Common Stock” and “Executive Compensation and Related Information.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions appears in the Proxy Statement, under “Certain Transactions and Relationships.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

3. Exhibits. Reference is made to the Index to Exhibits on page 68 of the report.

AMERUS GROUP CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, on November 8, 2005, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-Q, dated August 6, 2004, is hereby incorporated by reference.
4.1	Amended and Restated Trust Agreement dated as of February 3, 1997 among AmerUs Life Holdings, Inc., Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.
4.2	Indenture dated as of February 3, 1997 between AmerUs Life Holdings, Inc. and Wilmington Trust Company relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of AmerUs Life Holdings, Inc. and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.3	Guaranty Agreement dated as of February 3, 1997 between AmerUs Life Holdings, Inc., as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.4	Senior Indenture, dated as of June 16, 1998, by and between AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, relating to the AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.5	First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company’s 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000, filed as Exhibit 4.14 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.
4.6	Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.15 on Form 10-Q dated November 14, 2000, is hereby incorporated by reference.
4.7	Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000, filed as Exhibit 4.16 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.8	First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.’s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000, filed as Exhibit 4.23 on Form 10-Q, dated November 14, 2000, is hereby incorporated by reference.
4.9	Form of Purchase Contract Agreement between AmerUs Group Co. and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.
4.10	Form of Pledge Agreement among AmerUs Group Co., BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, filed as Exhibit 4.2 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.
4.11	Form of Remarketing Agreement among AmerUs Group Co., Wachovia Bank, National Association (formerly known as First Union National Bank), as Purchase Contract Agent, and the Remarketing Agent named therein, filed as Exhibit 4.3 on Form 8-A12B dated May 22, 2003, is hereby incorporated by reference.
4.12	Form of Income PRIDES (included in Exhibit 4.1 as Exhibit A thereto), filed as Exhibit 4.1 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.

Exhibit
No.	Description

4.13	Officer’s Certificate attaching form of Senior Notes initially due 2008, filed as Exhibit 4.7 on Form 8-A12B, dated May 22, 2003, is hereby incorporated by reference.
4.14	Officers’ Certificate dated August 5, 2005 providing for issuance of 5.95% Senior Notes, filed as Exhibit 4.1 on Form 8-K dated August 8, 2005, is hereby incorporated by reference.
4.15	Senior Indenture between AmerUs Group Co. and The Bank of New York Trust Company, N.A., filed as Exhibit 4.2 on Form 8-K on August 8, 2005, is hereby incorporated by reference.
4.16	Form of Global Note for 5.95% Senior Notes filed as Exhibit 4.3 on Form 8-K on August 8, 2005, is hereby incorporated by reference.
4.17	Certificate of Series A Non-Cumulative Perpetual Preferred Stock, filed as Exhibit 4.1 on Form 8-K on September 27, 2005, is hereby incorporated by reference.
10.1	Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.2	Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.3	AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.4	AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.5	Form of Indemnification Agreement executed with directors and certain named executive officers, filed as Exhibit 10.33 to the registration statement of AmerUs Life Holdings, Inc. on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6	AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4) (a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.7	Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.8	Form of Reimbursement Agreement, dated February 15, 1999, among AmerUs Life Holdings, Inc. and certain named executive officers, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.9	1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.10	Irrevocable Standby Letter of Credit Application and Terms Agreement, dated February 1, 2000, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.11	Investment Advisory Agreements by and between Indianapolis Life Insurance Company, Bankers Life Insurance Company of New York and AmerUs Capital Management Group, Inc. dated as of May 18, 2001 and February 18, 2000, respectively, filed as Exhibits 10.1,10.3 and 10.2, respectively, to AmerUs Life Holdings, Inc.’s report on Form 8-K/A on March 6, 2000, are hereby incorporated by reference.
10.12	Advance, Pledge and Security Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.48 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.13	Institutional Custody Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.49 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

Exhibit
No.	Description

10.14	Line of Credit Application, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.50 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.15	Agreement for Advances, Pledge and Security Agreement, dated March 12, 1992, by and between Central Life Assurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.16	Agreement for Advances, Pledge and Security Agreement, dated September 1, 1995, by and between American Vanguard Life Insurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.54 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.17	AmerUs Group Co. 2000 Stock Incentive Plan, dated November 15, 2000, filed as Exhibit 99.9 to the registration statement of AmerUs Group Co. on Form S-8, Registration Number 333-50030, is hereby incorporated by reference.
10.18	Credit Agreement dated December 8, 2003, among AmerUs Group Co., Various Lending Institutions, the Bank of New York, Bank One, NA, Fleet National Bank and Mellon Bank, N.A. as Co-Syndication Agents and J P Morgan Chase Bank as Administrative Agent, filed as Exhibit 10.29 on Form 10-K dated March 12, 2004 is hereby incorporated by reference.
10.19	Amendment No. 1 to Joint Venture Agreement, dated April 1, 2002, by and between Ameritas Life Insurance Corp. and AmerUs Life Insurance Company filed as Exhibit 10.37 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.
10.20	Distribution Commitment Agreement for Variable Business, dated April 1, 2002, by and between AmerUs Group Co. and Ameritas Variable Life Insurance Company filed as Exhibit 10.38 on Form 10-Q dated August 12, 2002 is hereby incorporated by reference.
10.21	Employment Agreement, dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., and American Investors Sales Group, Inc. filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is hereby incorporated by reference.
10.22	First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and AmerUs Life Holdings, Inc., filed as Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.23	All*AmerUs Supplemental Executive Retirement Plan filed as Exhibit 4.3 to the registration statement on Form S-8, Registration Number 333-101961, is hereby incorporated by reference.
10.24	Form of Supplemental Benefit Agreement, dated February 3, 2003, among AmerUs Group Co. and certain named executive officers, filed as Exhibit 10.1 on Form 10-Q dated May 15, 2003 is hereby incorporated by reference.
10.25	Tax Allocation and Indemnification Agreement dated as of July 1, 2000, filed as Exhibit 10.2 on Form 10-Q dated May 15, 2003 is hereby incorporated by reference.
10.26	Form of Stock Option Agreement for Employees Award Plan, dated February 11, 2005, filed as Exhibit 99.1 on Form 8-K dated February 17, 2005 is hereby incorporated by reference.
10.27	Amended and Restated All*AmerUs Excess Benefit Plan, filed as Exhibit 10.34 on Form 10-K on March 7, 2005, is hereby incorporated by reference.
10.28	Post-Retirement Consulting and Noncompetition Agreement between AmerUs Group Co. and Roger K. Brooks effective December 31, 2005, filed as Exhibit 10.35 on Form 10-K on March 7, 2005, is hereby incorporated by reference.
10.29	Confirmation between J.P. Morgan Securities Inc., as agent for JPMorgan Chase bank, National Association, London Branch and AmerUs Group Co. dated August 18, 2005 for purchase of 2,230,000 shares of common stock filed as Exhibit 99.1 on Form 8-K on August 24, 2005, is hereby incorporated by reference.
10.30	Declaration of Covenant, dated as of September 26, 2005, by AmerUs Group Co., filed as Exhibit 99.1 on Form 8-K on September 27, 2005, is hereby incorporated by reference.

Exhibit
No.		Description

10.31		Named executive officer and director compensation arrangements filed in Item 1.01 of the Company’s Current Report on Form 8-K dated February 17, 2005.
10.32		Performance Based Compensation Procedures, filed as Exhibit 99.1 on Form 8-K dated May 4, 2005 is hereby incorporated by reference.
10.33		Forms of Long Term Incentive Plan Awards, filed as Exhibit 99.2 on Form 8-K dated May 4, 2005 is hereby incorporated by reference.
10.34		Amendment to AmerUs Group Co. MIP Deferral Plan, filed as Exhibit 99.4 on Form 8-K dated May 4, 2005, is hereby incorporated by reference.
10.35		AmerUs Group Co. MIP Deferral Plan, filed as Exhibit 4.3 on Form S-8 dated June 27, 2003, is hereby incorporated by reference.
10.36		Management Incentive Plan, filed as Exhibit 99.5 on Form 8-K dated May 4, 2005 is hereby incorporated by reference.
10.37		AmerUs Group Co. 2003 Stock Incentive Plan as amended, filed as Exhibit 99.6 on Form 8-K dated May 4, 2005 is hereby incorporated by reference.
10	.38*	Form of AmerUs Group Co. Restricted Stock Agreement.
10	.39*	Form of AmerUs Group Co. Restricted Stock Unit Agreement.
11	.1*	Statement Re: Computation of Per Share Earnings is included in note 16 to the consolidated financial statements.
12*		Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	.1*	List of Subsidiaries of the Registrant.
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
31	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
32	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	included herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERUS GROUP CO.

/s/  Thomas C. Godlasky
Thomas C. Godlasky
Chairman, President and Chief Executive Officer

Date: March 14, 2006

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

/s/ Thomas C. Godlasky Thomas C. Godlasky	Chairman, President and Chief Executive Officer (principal executive officer) and Director	March 14, 2006

/s/ Melinda S. Urion Melinda S. Urion	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 14, 2006

/s/ Brenda J. Cushing Brenda J. Cushing	Senior Vice President and Controller (principal accounting officer)	March 14, 2006

/s/ David A. Arledge David A. Arledge	Director	March 14, 2006

/s/ Roger K. Brooks Roger K. Brooks	Director	March 14, 2006

/s/ Thomas F. Gaffney Thomas F. Gaffney	Director	March 14, 2006

/s/ Louis A. Holland Louis A. Holland	Director	March 14, 2006

/s/ Ward M. Klein Ward M. Klein	Director	March 14, 2006

/s/ John W. Norris, Jr. John W. Norris, Jr.	Director	March 14, 2006

/s/ Andrew J. Paine, Jr. Andrew J. Paine, Jr.	Director	March 14, 2006

/s/ Jack C. Pester Jack C. Pester	Director	March 14, 2006

/s/ Heidi L. Steiger Heidi L. Steiger	Director	March 14, 2006

/s/ Stephen Strome Stephen Strome	Director	March 14, 2006

/s/ John A. Wing John A. Wing	Director	March 14, 2006

/s/ F. A. Wittern, Jr. F. A. Wittern, Jr.	Director	March 14, 2006

AMERUS GROUP CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3 through F-4
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-8 through F-9
Notes to Consolidated Financial Statements	F-10 through F-60

Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AmerUs Group Co.

We have audited the accompanying consolidated balance sheets of AmerUs Group Co. as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerUs Group Co. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AmerUs Group Co.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

As described in note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for certain non-traditional long-duration insurance contracts and in 2003 the Company changed its method of accounting for embedded derivatives associated with certain reinsurance agreements.

/s/  Ernst & Young LLP

Des Moines, Iowa
February 17, 2006

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS
($ in thousands)

	December 31,
	2005	2004

Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$16,727,933	$15,646,653
Equity securities	75,658	77,024
Short-term investments	9,998	2,979
Securities held-for-trading purposes at fair value:
Fixed maturity securities	1,414,225	1,718,125
Equity securities	2,358	15,468
Mortgage loans	976,135	865,733
Policy loans	483,441	486,071
Other investments	347,552	374,240

Total investments	20,037,300	19,186,293
Cash and cash equivalents	600,160	478,441
Accrued investment income	237,221	222,294
Premiums, fees and other receivables	40,667	39,688
Income taxes receivable	9,005	—
Reinsurance receivables	730,532	666,493
Deferred policy acquisition costs	1,755,159	1,248,009
Deferred sales inducements	261,322	137,538
Value of business acquired	356,949	374,792
Goodwill	228,869	226,291
Property and equipment	44,467	46,114
Other assets	306,655	296,409
Separate account assets	221,694	248,507

Total assets	$24,830,000	$23,170,869

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED BALANCE SHEETS (Continued)
($ in thousands)

	December 31,
	2005	2004

Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$19,486,854	$17,923,329
Policyowner funds	1,483,873	1,419,762

	20,970,727	19,343,091
Accrued expenses and other liabilities	975,419	837,514
Dividends payable to policyowners	278,839	322,037
Policy and contract claims	66,137	70,465
Income taxes payable	—	9,299
Deferred income taxes	58,818	145,332
Notes payable	556,051	571,155
Separate account liabilities	221,694	248,507

Total liabilities	23,127,685	21,547,400
Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, 6,000,000 shares issued and outstanding in 2005	144,830	—
Common Stock, no par value, 230,000,000 shares authorized; 46,675,811 shares issued and 38,612,874 shares outstanding in 2005; 44,225,902 shares issued and 39,400,663 shares outstanding in 2004	46,676	44,226
Additional paid-in capital — common stock	1,231,533	1,198,379
Accumulated other comprehensive income (loss)	(3,612)	114,670
Unearned compensation	(3,783)	(1,238)
Retained earnings	604,747	431,911
Treasury stock, at cost (8,062,937 shares in 2005 and 4,825,239 shares in 2004)	(318,076)	(164,479)

Total stockholders’ equity	1,702,315	1,623,469

Total liabilities and stockholders’ equity	$24,830,000	$23,170,869

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Years Ended December 31,
	2005	2004	2003

Revenues:
Insurance premiums	$236,969	$267,666	$297,188
Product charges	238,358	220,554	181,354
Net investment income	1,109,503	1,037,447	1,001,914
Realized/unrealized capital gains (losses)	(14,908)	18,068	131,291
Other income	45,198	46,394	41,741

	1,615,120	1,590,129	1,653,488

Benefits and expenses:
Policyowner benefits	858,528	888,696	953,834
Underwriting, acquisition and other expenses	157,562	155,064	128,911
Litigation following class certification, net	9,380	—	—
Restructuring costs	—	—	23,294
Amortization of deferred policy acquisition costs and value of business acquired	191,581	204,863	179,664
Dividends to policyowners	86,467	81,092	98,393

	1,303,518	1,329,715	1,384,096

Income from continuing operations	311,602	260,414	269,392
Interest expense	32,173	32,120	30,154
Early extinguishment of debt	19,082	—	—

Income before income tax expense	260,347	228,294	239,238
Income tax expense	69,168	39,041	78,610

Net income from continuing operations	191,179	189,253	160,628
Income from discontinued operations, net of tax	—	3,899	1,815

Net income before cumulative effect of change in accounting	191,179	193,152	162,443
Cumulative effect of change in accounting, net of tax	—	(510)	(1,296)

Net income	191,179	192,642	161,147
Dividends on preferred stock	2,417	—	—

Net income available to common stockholders	$188,762	$192,642	$161,147

Net income from continuing operations available to common stockholders per common share:
Basic	$4.84	$4.81	$4.10

Diluted	$4.43	$4.60	$4.05

Net income available to common stockholders per common share:
Basic	$4.84	$4.90	$4.11

Diluted	$4.43	$4.68	$4.07

Weighted average common shares outstanding:
Basic	39,020,987	39,334,798	39,175,924

Diluted	42,602,375	41,135,188	39,618,217

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Years Ended December 31,
	2005	2004	2003

Net income	$191,179	$192,642	$161,147
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(186,326)	88,450	35,051
Reclassification adjustment for (gains) losses included in net income	4,353	(35,559)	(28,210)
Minimum pension liability adjustment	—	(6,505)	(4,993)

Other comprehensive income (loss), before tax	(181,973)	46,386	1,848
Income tax (expense) benefit related to items of other comprehensive income	63,691	(16,235)	(647)

	(118,282)	30,151	1,201
Amounts attributable to change in accounting for derivatives	—	—	(5,204)

Other comprehensive income (loss), net of taxes	(118,282)	30,151	(4,003)

Comprehensive income	$72,897	$222,793	$157,144

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
($ in thousands)

			Additional	Accumulated
			Paid-In	Other		Unallocated			Total
	Preferred	Common	Capital	Comprehensive	Unearned	ESOP	Retained	Treasury	Stockholders’
	Stock	Stock	Common Stock	Income (Loss)	Compensation	Shares	Earnings	Stock	Equity

Balance at December 31, 2002	$—	$43,656	$1,179,646	$88,522	$(458)	$(1,443)	$109,517	$(156,492)	$1,262,948
2003:
Net income	—	—	—	—	—	—	161,147	—	161,147
Net unrealized gain on securities	—	—	—	1,971	—	—	—	—	1,971
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	2,476	—	—	—	—	2,476
Change in accounting transfer of unrealized gain on available-for-sale securities to trading	—	—	—	(5,204)	—	—	—	—	(5,204)
Stock issued under various incentive plans, net of forfeitures	—	180	11,717	—	(903)	—	—	66	11,060
PRIDES purchase contract adjustments and allocated fees and expenses	—	—	(7,280)	—	—	—	—	—	(7,280)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	(15,658)	—	(15,658)
Allocation of shares in leveraged ESOP	—	—	154	—	—	1,443	—	—	1,597
Minimum pension liability adjustment	—	—	—	(3,246)	—	—	—	—	(3,246)

Balance at December 31, 2003	$—	$43,836	$1,184,237	$84,519	$(1,361)	$—	$255,006	$(156,426)	$1,409,811
2004:
Net income	—	—	—	—	—	—	192,642	—	192,642
Net unrealized gain on securities	—	—	—	33,959	—	—	—	—	33,959
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	420	—	—	—	—	420
Stock issued under various incentive plans, net of forfeitures	—	390	14,142	—	123	—	—	1,100	15,755
Purchase of treasury stock	—	—	—	—	—	—	—	(9,153)	(9,153)
Dividends on common stock	—	—	—	—	—	—	(15,737)	—	(15,737)
Minimum pension liability adjustment	—	—	—	(4,228)	—	—	—	—	(4,228)

Balance at December 31, 2004	—	44,226	1,198,379	114,670	(1,238)	—	431,911	(164,479)	1,623,469
2005:
Net income	—	—	—	—	—	—	191,179	—	191,179
Net unrealized loss on securities	—	—	—	(118,034)	—	—	—	—	(118,034)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	(248)	—	—	—	—	(248)
Issuance of preferred stock	144,830	—	—	—	—	—	—	—	144,830
Conversion of OCEANs	—	1,675	9,069	—	—	—	—	—	10,744
Stock issued under various incentive plans, net of forfeitures	—	775	24,085	—	(2,545)	—	—	958	23,273
Purchase of treasury stock	—	—	—	—	—	—	—	(154,555)	(154,555)
Dividends on preferred stock	—	—	—	—	—	—	(2,417)	—	(2,417)
Dividends on common stock	—	—	—	—	—	—	(15,926)	—	(15,926)

Balance at December 31, 2005	$144,830	$46,676	$1,231,533	$(3,612)	$(3,783)	$—	$604,747	$(318,076)	$1,702,315

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net income	$191,179	$192,642	$161,147
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	—	510	1,296
Gain on sale of discontinued operations	—	(3,899)	—
Early extinguishment of debt	19,082	—	—
Product charges	(238,358)	(220,554)	(181,354)
Interest credited to policyowner account balances	517,087	487,579	472,881
Change in option value of indexed products and market value adjustments on total return strategy annuities	(10,475)	35,652	65,741
Realized/unrealized capital (gains) losses	14,908	(18,068)	(131,291)
DAC and VOBA amortization	191,581	204,863	179,664
DAC and VOBA capitalized	(496,524)	(390,236)	(357,348)
Change in:
Accrued investment income	(14,927)	(16,802)	(19,832)
Reinsurance receivables	(157,942)	(77,765)	279,552
Securities held-for-trading purposes:
Fixed maturities	278,778	394,090	(219,310)
Equity securities	13,088	(13,899)	(1,606)
Short-term investments	—	579	(596)
Liabilities for future policy benefits	(119,959)	(189,635)	(243,613)
Accrued expenses and other liabilities	139,667	371,880	181,595
Policy and contract claims and other policyowner funds	57,529	129,060	111,374
Income taxes:
Current	(18,303)	(43,546)	(11,051)
Deferred	(11,020)	48,492	66,849
Other, net	46,628	39,444	40,785

Net cash provided by operating activities	402,019	930,387	394,883

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(4,969,786)	(5,624,235)	(10,430,571)
Proceeds from sale of fixed maturities available-for-sale	1,909,699	2,525,792	7,467,468
Maturities, calls and principal reductions of fixed maturities available-for-sale	1,512,296	1,389,431	2,354,539
Purchase of equity securities	(11,141)	(47,509)	(12,721)
Proceeds from sale of equity securities	11,634	47,093	14,926
Change in short-term investments, net	(6,298)	26,233	(108)
Purchase of mortgage loans	(220,808)	(133,673)	(202,721)

AMERUS GROUP CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Years Ended December 31,
	2005	2004	2003

Proceeds from repayment and sale of mortgage loans	108,293	244,702	123,033
Purchase of other invested assets	(152,890)	(84,769)	(323,676)
Proceeds from sale of other invested assets	196,694	131,162	328,002
Change in policy loans, net	2,630	8,576	2,107
Proceeds from sale of discontinued operations	—	15,000	—
Other assets, net	(12,476)	7,740	(9,800)

Net cash used in investing activities	(1,632,153)	(1,494,457)	(689,522)

Cash flows from financing activities:
Deposits to policyowner account balances	3,283,839	2,404,255	2,220,545
Withdrawals from policyowner account balances	(1,895,122)	(1,576,963)	(1,825,472)
Change in debt, net	129	(49,796)	(61,596)
Dividends to preferred shareholders	(2,417)	—	—
Dividends to common shareholders	(15,926)	(15,737)	(15,658)
Stock issued under various incentive plans, net of forfeitures	23,273	15,755	11,060
Purchase of treasury stock	(154,555)	(9,153)	—
Proceeds from issuance of senior notes	297,522	—	—
Proceeds from issuance of preferred stock	144,830	—	—
Proceeds from issuance of PRIDES	—	—	135,701
Retirement of OCEANs	(204,720)	—	—
Adoption and allocation of shares in leveraged ESOP	—	—	1,597
Retirement of senior notes	(125,000)	—	—

Net cash provided by financing activities	1,351,853	768,361	466,177

Net increase in cash	121,719	204,291	171,538
Cash and cash equivalents at beginning of period	478,441	274,150	102,612

Cash and cash equivalents at end of period	$600,160	$478,441	$274,150

Supplemental disclosure of cash activities:
Interest paid	$27,888	$30,965	$32,516

Income taxes paid	$87,068	$31,510	$25,422

Supplemental disclosure of non-cash operating activities:
Capitalization of deferred sales inducements	$120,416	$60,495	$43,454

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

AmerUs Group Co. (Company) is a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses in 50 states, the District of Columbia and the U.S. Virgin Islands. The Company has two reportable operating segments: protection products and accumulation products. The primary offerings of the protection products segment are interest-sensitive whole life, term life, universal life and indexed life insurance policies. Indexed life is a type of universal life or interest-sensitive whole life product. The primary offerings of the accumulation products segment are individual fixed annuities, including traditional fixed annuities and indexed annuities, and insurance contracts issued through funding agreements.

Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

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

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 financial statement presentation.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company includes cash and amounts due from other financial institutions and interest-bearing deposits in other financial institutions purchased with original maturities of three months or less in cash and cash equivalents. Amounts of interest-bearing deposits included as cash equivalents at December 31, 2005 and 2004 were $151.0 million and $144.1 million, respectively.

Closed Block

The Company has established two Closed Blocks of policies: (a) the first on June 30, 1996 in connection with the reorganization of ALIC from a mutual company to a stock company, and (b) the second on March 31, 2000 in connection with the reorganization of ILIC from a mutual company to a stock company (collectively, the Closed Block). Insurance policies which had a dividend scale in effect as of each Closed Block establishment date were included in the Closed Block. The Closed Block was designed to give reasonable assurance to owners of insurance policies included therein that, after the reorganizations of ALIC and ILIC, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

crediting continued. The assets, including revenue therefrom, allocated to the Closed Block will accrue solely to the benefit of the owners of policies included in the Closed Block until the Closed Block no longer exists. The Company will continue to pay guaranteed benefits under all policies, including policies included in the Closed Block, in accordance with their terms. In the event that the Closed Block’s assets were insufficient to meet the benefits of the Closed Block’s guaranteed benefits, general assets would be utilized to meet the contractual benefits of the Closed Block’s policyholders.

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

Investments

Investments in fixed maturity securities, equity securities and short-term investments that are to be held for indefinite periods of time are reported as securities available-for-sale and are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of these securities are reflected as a component of stockholders’ equity. These unrealized gains or losses in stockholders’ equity are reported net of taxes and adjustments to deferred policy acquisition costs (DAC), value of business acquired (VOBA), deferred sales inducements and policy reserves. Fixed maturity securities, equity securities and short-term investments that are bought and held principally to back our total return strategy fixed annuity products are reported as held-for-trading securities and are carried at fair value with unrealized gains or losses reported in net income. Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. The accreted carrying value of investments in structured securities that can be contractually prepaid or settled in a way that substantially all of an investment may not be recovered is determined by updating the estimate for the amount and timing of cash flows with resulting adjustments in the accretable yield accounted for prospectively. Should this estimate of cash flows reflect an adverse change from an immediately preceding estimate, an other-than-temporary impairment (OTTI) is deemed to have occurred and, accordingly, the structured security is written down to fair value with the change reflected in net income. For loan-backed and structured securities included in fixed maturity securities, income is recognized using a constant effective yield based on currently anticipated cash flows.

Securities are also reviewed to identify potential OTTIs. In determining if and when a decline in market value below amortized cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. For fixed maturity securities, our intent and ability to hold securities is also considered. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period net income to the extent of the decline.

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

Other long-term investments include investments in partnerships, derivatives and other investments. Investments in partnerships in which the Company’s ownership percentage exceeds 3% and joint ventures are generally accounted for under the equity method whereby the Company initially records the investment at cost. Subsequently, the Company increases or decreases the carrying amount of the investment for its share of income or loss of the investee. Investments in partnerships in which the Company’s ownership percentage is less than 3% are generally accounted for under the cost method whereby dividends received by the investee are recognized as income. The Company is primarily a limited partner in such investments. These investments are shown as other investments and totaled approximately $29.7 million and $36.8 million at December 31, 2005 and 2004, respectively. Derivatives are primarily carried at fair value. All other investments are generally carried at amortized cost.

Realized gains and losses are included in earnings and are determined using the specific identification method.

Derivative Instruments and Hedging Activities

The Company hedges certain portions of its exposure to interest rate risk, credit risk, and equity risk fluctuations by entering into derivative transactions. All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument based upon the exposure being hedged — as a fair value hedge or a cash flow hedge. Derivative instruments that are economic hedges, but not designated as hedging instruments, are also utilized. The Company also uses derivatives to replicate returns of fixed income securities that are either unavailable or more expensive in the cash market. These replicated securities are comprised of a credit default swap and a highly rated fixed income security that when combined replicate a third security.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (AOCI) and reclassified into net income in the same period or periods during which the hedged transaction affects net income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in net income during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current income during the period of change in realized/unrealized capital gains (losses).

The Company has certain modified coinsurance and coinsurance with funds withheld reinsurance arrangements with embedded derivatives related to the funds withheld assets. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the fair value of these derivatives are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of trading securities in portfolios that support these arrangements.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments that are currently used for managing interest rate risk include interest rate swaps, interest rate futures and interest rate caps. Call options on equity indexed products, total return swaps and equity futures are used to manage equity market risk. Credit default swaps are used to manage credit risk.

The use of derivative instruments exposes the Company to credit and market risk. If the counterparty fails to perform, the credit risk is equal to the extent of the fair value gain in the derivative. The Company minimizes the credit or payment risk in derivative instruments by entering into transactions with high quality counterparties that are regularly monitored. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. Market risk is the adverse effect that a change in interest rates, implied volatility rates, or a change in certain equity indices or instruments has on the value of a financial instrument. The Company manages the market risk by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Derivative instruments are monitored by the Company’s Investment and Risk Management Committee of the Board of Directors as part of its oversight of derivative activities. The committee is responsible for implementing various hedging strategies that are developed through its analysis of financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall risk management strategies.

The Company utilizes derivative instruments which may include the following:

Call Options — Call options are primarily used as economic hedges of embedded options within indexed life and annuity products.

Futures — Futures are used to manage changes in the value of securities owned or anticipated to be acquired or sold.

Interest Rate Swaps — Interest rate swap agreements are utilized to manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in the value of assets anticipated to be acquired.

Interest Rate Caps and Floors — Interest rate cap and floor agreements are hedges to mitigate the asset/liability risks of a significant and sustained increase or decrease, respectively, in interest rates.

Credit Default Swaps and Swaptions — Credit default swaps are contractual agreements that allow one party to put a security to a counterparty at par upon the occurrence of a credit event sustained by underlying referenced entity. A swaption is a contractual agreement whereby one party holds an option to enter into a credit default swap with another party on predefined terms.

Total Rate of Return Swaps — Total rate of return swaps are swaps where one party receives interest payments on an asset, index, or basket of assets plus any capital gains and losses while the other party receives a specified fixed or floating cash flow unrelated to the credit worthiness of the underlying reference asset.

Derivative Instruments Embedded in Modified Coinsurance and Coninsurance with Funds Withheld Arrangements — The Company is party to modified coinsurance and coinsurance with funds withheld reinsurance agreements that have embedded derivatives.

Fair value hedges are accounted for by recognizing changes in fair value of the instruments as realized/unrealized capital gains (losses). Premiums, if any, received on such instruments are recorded as net investment income. Cash flow hedges are accounted for by reflecting receipts and payments on instruments in net investment income and changes in fair value reclassified from AOCI to realized/unrealized capital gains (losses). Economic hedges are recognized in current income with asset changes included in realized/unrealized capital gains (losses) and liability changes in policyowner benefit expense.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Policy Acquisition Costs

Certain commissions, policy issue and underwriting costs, and other variable costs incurred to acquire or renew traditional life insurance, universal life insurance, indexed life and annuity products are deferred. The method of amortizing DAC for traditional life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company’s statutory surplus. DAC for participating traditional life insurance is generally amortized over the life of the policies in proportion to the present value of estimated gross margins. Non-participating traditional life insurance DAC is amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance, indexed life and annuity products, DAC is generally amortized in proportion to the present value of estimated gross margins from surrender charges and investment, mortality, and expense margins. The effect on the cumulative amortization of DAC for revisions in estimated future gross margins on participating traditional life, universal life, indexed life and annuity products is reflected in the period such estimates are revised. The DAC asset is also adjusted for the impact on estimated gross margins of net unrealized gains and losses on securities supporting such products.

Deferred Sales Inducements

Sales inducements offered on certain annuity products are recognized as policyowner liabilities as the inducements are accrued and credited to the policyowner’s account. A sales inducement is capitalized as an asset if it is explicitly identified in the contract at inception, is incremental to amounts credited on similar contracts without sales inducements and is higher than the contract’s expected ongoing crediting rates for periods after the inducement period. The amortization of deferred sales inducements are expensed to policyowner benefits in proportion to the present value of estimated gross margins similar to DAC.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Separate Account

Separate account assets and liabilities represent funds that are separately administered, principally for variable annuity contracts, and for which the contractholder, rather than the Company, bears the investment risk. Separate account contractholders generally have no claim against the assets of the general account of the Company, except with respect to certain insurance benefits. Separate account assets are reported at fair value. The operations of the separate accounts are not included in the accompanying consolidated financial statements.

Recognition of Revenues

Premiums for traditional life insurance products (including those products with fixed and guaranteed premiums and benefits and which consist principally of whole life insurance policies and certain annuities with life contingencies) are recognized as revenues when due. For limited payment life insurance policies, premiums are recorded as income when due with any excess profit deferred and recognized over the expected lives of the contracts. Amounts received as payments for universal life insurance policies (including indexed life products), annuity products (including deferred annuities, indexed annuities and annuities without life contingencies) and funding agreements are not recorded as premium revenue. Revenues for such contracts consist of policy charges for the cost of insurance, policy administration charges, and surrender charges assessed against policyowner account balances during the period. All insurance-related revenue is reported net of reinsurance ceded.

Future Policy Benefits

The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.00 percent to 7.50 percent. The weighted average interest rate for all traditional life policy reserves was 4.47 percent in 2005 and 4.46 percent in 2004 and 2003. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

Future policy benefit reserves for universal life insurance, indexed life, annuity products and funding agreements are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rates for universal life products were 4.47 percent in 2005, 4.62 percent in 2004 and 4.96 percent in 2003. The range of interest crediting rates for annuity products, excluding sales inducement payouts, was 2.75 percent to 7.00 percent in 2005 and 3.00 percent to 7.20 percent in 2004 and 2003. An additional liability is established for universal life contracts with death or other insurance benefit features which is determined using an equally-weighted range of scenarios

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with respect to investment returns, policyowner lapses, benefit election rates, premium payment patterns and mortality. The additional liability represents the present value of future expected benefits based on current product assumptions.

Unearned revenue reserves are established for fees charged for insurance benefit features which are assessed in a manner that is expected to result in higher profits in earlier years followed by lower profits or losses in subsequent years. The excess charges are deferred and amortized to product charges over the period benefited using the same assumptions and factors to amortize DAC.

The Company has indexed life and annuity products that guarantee the return of principal to the customer and credit interest based on certain indices, primarily the Standard & Poor’s 500 Composite Stock Price Index® (S&P 500 Index). A portion of the premium from each customer is invested in investment grade fixed income securities and is intended to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase call options to hedge the growth in interest credited to the customer as a direct result of increases in the related indices. The amounts to be paid or received pursuant to these agreements are accrued and recognized in income over the life of the agreements. Both call options held by the Company and the options embedded in the policy, which the Company has designated as a natural hedge, are valued at fair value. The change in fair value for the call options is included in realized/unrealized gains (losses) on investments and the change in fair value of the embedded options is included in policyowner benefits in the consolidated statements of income.

The Company has certain products that credit interest based on a total return strategy. Under the total return strategy, the policyowner is allowed to allocate their premium payments to different asset classes within the Company’s general account assets to which the selected strategy is linked, less certain charges. The total return adjustment is paid when a policyowner accesses the funds. The Company guarantees a minimum return of premium plus approximately 3% interest per annum over the life of the contract. The general account assets backing the total return strategy of these products are fixed maturity securities and are designated by the Company as held-for-trading. Both the trading securities held by the Company and the product contracts are valued at fair value. The change in fair value for the trading securities is included in realized/unrealized gains (losses) on investments and the change in fair value of the contracts is included in policyowner benefits in the consolidated statements of income.

The Company has issued funding agreements totaling $986.2 million outstanding as of December 31, 2005, consisting of one to ten year maturity fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance companies. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreements, but the Company may terminate the agreements at any time. The weighted average interest rates for fixed-rate and floating-rate funding agreements were 4.58 percent and 4.69 percent in 2005, and 4.48 percent and 2.66 percent in 2004, and 4.69 percent and 1.17 percent in 2003, respectively.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participating Policies

Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Approximately 39 percent in 2005 and 44 percent in 2004 of traditional life policies are currently paying dividends. Traditional life policies represent approximately 66 percent in 2005 and 69 percent in 2004 of the Company’s individual life policies in force (based on face amounts).

Stock-Based Compensation

At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in note 13. The Company primarily accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For most of these stock-based plans, no compensation cost is reflected in net income, as options and units granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Years Ended December 31,
	2005	2004	2003

Net income available to common stockholders, as reported	$188,762	$192,642	$161,147
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,839	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,464)	(3,986)	(4,087)

Pro forma net income available to common stockholders	$186,137	$188,656	$157,060

Earnings per common share:
Basic — as reported	$4.84	$4.90	$4.11

Basic — pro forma	$4.77	$4.80	$4.01

Diluted — as reported	$4.43	$4.68	$4.07

Diluted — pro forma	$4.37	$4.59	$3.96

Guaranty Fund Assessments

The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 2005 and 2004, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies and has established an other asset for assessments expected to be recovered through future premium tax offsets.

Income Taxes

Generally, the Company and its nonlife insurance subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns, except for ILIC and Bankers Life Insurance Company of New York which together file a consolidated tax return beginning in 2002. Beginning in 2006, ALIC,

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

American and FBL intend to join AmerUs Group in the filing of a consolidated life-nonlife tax return. ILIC and Bankers will be eligible to join the consolidated life-nonlife tax return in 2007. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. Such amounts totaled losses of $4.4 million, gains of $35.6 million and gains of $28.2 million in 2005, 2004 and 2003, respectively

Earnings Per Share

Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options, warrants, PRIDESssm and the Company’s Optionally Convertible Equity-linked Accreting Notes (OCEANssm) and is calculated using the treasury stock method.

Diluted earnings per share applicable to the Company’s PRIDES securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 1,835,569 shares and 833,715 shares to the diluted earnings per share calculation for the years ended 2005 and 2004, respectively, and none for 2003. See further discussion of the PRIDES in note 8.

Diluted earnings per share applicable to the Company’s OCEANs are determined using the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for periods ending after December 15, 2004. EITF 04-8 requires diluted earnings per share to be computed following the guidance of EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” for securities such as the OCEANs which are considered to be “Instrument C” securities. The conversion spread portion of an Instrument C security should be included in diluted earnings per share based on the number of shares that would be required to be delivered if the instrument had been converted at the end of the period. The OCEANs added 796,159 and 294,008 shares for the diluted earnings per share calculation for the years ended 2005 and 2004 and added no shares for the year ended 2003. EITF 04-8 required restatement of diluted earnings per share for all periods presented; however, there was no change to diluted earnings per share for 2003. As of September 13, 2005, all of the OCEANs were converted with settlement in cash and common stock. See further discussion of the OCEANs in note 8.

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Emerging Accounting Matters

Other-Than-Temporary Impairment

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

In November 2005, the FASB issued proposed EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1,” (EITF 03-1-a) but changed the title to FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP FAS 115-1). The guidance in FSP 115-1 nullifies the accounting and measurement provisions of EITF 03-1, references existing OTTI guidance and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairments upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP FAS 115-1 will be applied prospectively and is effective for reporting periods beginning after December 15, 2005. Our existing policies for recognizing an OTTI are consistent with the guidance in FASP FAS 115-1. As a result, we do not expect the adoption of FSP FAS 115-1 to have a material effect on our consolidated financial condition and results of operations.

Share-Based Payment

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The statement is effective in the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that delays our required effective date of SFAS 123R to January 1, 2006. In August 2005, the FASB issued FASB Staff Position (FSP) No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP 123R-1), which indefinitely defers the requirement of SFAS 123-R that a freestanding financial instrument originally subject to SFAS 123R becomes subject to other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. In October 2005, the FASB issued

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP 123R-2), which allows the grant date of an award to be the date the award is approved in accordance with an entity’s corporate governance provisions, so long as the approved grant is communicated to employees within a relatively short time period from the date of approval, which is consistent with our current policy.

Adoption of SFAS 123R is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. We will adopt SFAS 123R effective January 1, 2006, using the modified prospective method. The pro forma impacts of recognizing fair value, as permitted by SFAS 123, are disclosed in note 1 to the consolidated financial statements. That disclosure reflects our estimate of 2005 additional expense for share-based payments of approximately $2.6 million (after-tax). The implementation of more sophisticated modeling techniques may affect this expense amount.

Deferred Acquisition Costs for Modifications or Exchanges of Insurance Contracts

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. We are currently evaluating the impact of the adoption of this pronouncement on our consolidated financial condition and results of operations.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. SFAS 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, if any occur.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	CLOSED BLOCK

The Closed Block is presented on a pre-tax basis and accordingly does not include current or deferred taxes. Summarized financial information of the Closed Block as of December 31, 2005, 2004 and 2003 and for the years then ended is as follows:

	2005	2004	2003
	($ in thousands)

Liabilities:
Future life and annuity policy benefits	$2,765,095	$2,804,222	$2,845,365
Policyowner funds	7,835	8,096	9,232
Accrued expenses and other liabilities	6,420	32,140	44,473
Dividends payable to policyowners	154,793	161,475	173,703
Policy and contract claims	17,986	14,705	22,694
Policyowner dividend obligation	116,684	152,975	134,386

Total Liabilities	3,068,813	3,173,613	3,229,853

Assets:
Fixed maturity securities available-for-sale at fair value	1,916,052	2,028,790	2,027,177
Mortgage loans	60,541	70,686	80,170
Policy loans	331,561	335,573	346,823
Other investments	—	34	—
Cash and cash equivalents	63,506	8,473	3,492
Accrued investment income	32,972	32,637	32,629
Premiums and fees receivable	58,778	59,369	55,134
Other assets	—	17	17

Total Assets	2,463,410	2,535,579	2,545,442

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$605,403	$638,034	$684,411

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003
	($ in thousands)

Change in policyowner dividend obligation:
Balance at beginning of year	$152,975	$134,386	$118,623
Impact on net income before income taxes	13,588	2,795	8,345
Unrealized investment gains (losses)	(49,879)	15,794	7,418

Balance at end of year	$116,684	$152,975	$134,386

Operations:
Insurance premiums	$163,616	$193,313	$211,966
Product charges	6,065	5,190	9,789
Net investment income	146,460	146,545	151,769
Realized gains (losses) on investments	(1,249)	(1,693)	9,326
Policyowner benefits	(197,369)	(225,408)	(251,872)
Underwriting, acquisition and other expenses	(3,391)	(4,896)	(4,114)
Dividends to policyowners	(78,519)	(76,256)	(87,388)

Contribution from the Closed Block before income taxes	$35,613	$36,795	$39,476

Maximum future earnings from Closed Block assets and liabilities:
Beginning of year	$638,034	$684,411	$669,744
Pretax contribution from the Closed Block	(35,613)	(36,795)	(39,476)
Federal income taxes funded by the Closed Block	2,982	(9,582)	54,143

Balance at end of year	$605,403	$638,034	$684,411

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	INVESTMENTS

Investment Assets

The Company’s investments at December 31, 2005 and 2004, classified as securities available-for-sale, are summarized as follows:

	2005
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	($ in thousands)

Fixed maturity securities available-for-sale:
Corporate bonds	$11,922,049	$307,175	$144,162	$12,085,062
U.S. government bonds	262,710	759	4,560	258,909
State and political subdivisions	76,639	1,163	531	77,271
Foreign government bonds	179,805	8,425	2,237	185,993
Asset-backed bonds	321,708	2,615	3,505	320,818
Collateralized mortgage-backed securities	1,205,341	3,833	23,891	1,185,283
Mortgage-backed securities	2,074,406	5,928	34,652	2,045,682
Indexed debt instruments	579,073	3,063	13,221	568,915

Total fixed maturities available-for-sale	16,621,731	332,961	226,759	16,727,933
Equity securities available-for-sale	74,951	707	—	75,658
Short-term investments available-for-sale	9,990	8	—	9,998

Total available-for-sale securities	$16,706,672	$333,676	$226,759	$16,813,589

	2004
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	($ in thousands)

Fixed maturity securities available-for-sale:
Corporate bonds	$10,585,934	$527,780	$29,123	$11,084,591
U.S. government bonds	283,064	5,181	1,186	287,059
State and political subdivisions	63,818	1,801	692	64,927
Foreign government bonds	110,337	5,124	89	115,372
Asset-backed bonds	509,059	10,620	1,228	518,451
Collateralized mortgage-backed securities	1,088,296	17,660	4,258	1,101,698
Mortgage-backed securities	1,889,249	24,522	3,937	1,909,834
Indexed debt instruments	571,965	1,728	8,973	564,720
Redeemable preferred stock	1	—	—	1

Total fixed maturities available-for-sale	15,101,723	594,416	49,486	15,646,653
Equity securities available-for-sale	74,769	2,468	213	77,024
Short-term investments available-for-sale	2,951	51	23	2,979

Total available-for-sale securities	$15,179,443	$596,935	$49,722	$15,726,656

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of investments in available-for-sale fixed maturity securities at December 31, 2005 are summarized by stated maturity as follows:

	Amortized
	cost	Fair value
	($ in thousands)

Fixed maturities available-for-sale:
Due in 2006	$350,086	$353,976
Due in 2007 - 2011	3,461,676	3,528,419
Due in 2012 - 2016	5,181,504	5,170,772
Due after 2016	5,554,059	5,629,084
Mortgage-backed securities	2,074,406	2,045,682

	$16,621,731	$16,727,933

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company holds fixed maturities available-for-sale investments in indexed debt instruments (IDIs) in which the principal is initially partially defeased by an obligation of a third party financial institution (institution) collateralized by U.S. Treasuries which will accrete to 50% of the original principal amount of the IDIs at maturity. The balance of the principal amount due at maturity is subject to a dynamic defeasance mechanism, which should provide a return of the initial investment. The instruments issued by the institutions are linked to the performance of a hedge fund or fund of funds. The annual income on these investments will be equal to the quarterly distribution of the hedge fund or fund of funds plus the change in the present value of anticipated distributions to be received at maturity and will be included in net investment income. Over the life of the IDIs, the income will be a function of the cumulative performance of the linked hedge fund or fund of funds and the return on any defeased portion of the investment. The quarterly distribution paid, if any, reduces the amount of future participation in the performance of the linked hedge fund or fund of funds. At maturity, the Company will take delivery of the referenced hedge fund interests and cash or U.S. Treasuries equal to the portion of the instruments that have been defeased, the total of which should equal or exceed the instruments’ principal amount. The investment purpose of these instruments is to enable the Company to obtain the return as if they had invested in hedge funds or fund of funds with dynamic principal protection. The instruments as of December 31, 2005 carried an A rating or better by Fitch.

At December 31, 2005 and 2004, the Company held investments with JP Morgan Chase & Co. amounting to $192.3 million and $175.2 million, respectively, Bear Stearns Company amounting to $164.3 million and $163.1 million, respectively, and AG Deutsche Bank amounting to $164.2 million and $161.7 million, respectively. The investments are primarily IDIs and exceeded 10% of stockholders’ equity.

Included in equity securities available-for-sale is Federal Home Loan Bank (FHLB) capital stock amounting to $64.8 million and $62.4 million at December 31, 2005 and 2004, respectively. As a member of the FHLB, the Company is required to own the capital stock to utilize various FHLB financing and other services.

At December 31, 2005 and 2004, investments in fixed maturity securities with a carrying amount of $36.9 million and $37.1 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

The Company participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company receives a fee in exchange for the loan of securities and requires initial collateral equal to 102 percent, with an on-going level of 100 percent, of the market value of the loaned securities to be separately maintained. Securities with a market value

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $458.8 million and $342.6 million were on loan under the program and the Company has cash collateral under its control of $474.6 million and $351.7 million at December 31, 2005 and 2004, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.

The Company enters into securities borrowing arrangements from time to time whereby the Company borrows securities from other institutions and pays a fee. Securities borrowed amounted to $138.2 million at both December 31, 2005 and 2004 and are also included in accrued expenses and other liabilities in the consolidated balance sheet.

Other investments include investments which are carried on the equity method of accounting. Distributions from such equity method investments amounted to $1.9 million, $0.6 million and $1.5 million in 2005, 2004 and 2003, respectively.

Major categories of investment income are summarized as follows:

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Fixed maturity securities	$1,001,403	$924,146	$874,185
Equity securities	857	723	817
Mortgage loans	68,352	69,144	74,739
Policy loans	29,886	30,147	30,473
Other	27,943	30,761	36,846

Gross investment income	1,128,441	1,054,921	1,017,060
Investment expenses	18,938	17,474	15,146

Net investment income	$1,109,503	$1,037,447	$1,001,914

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and Unrealized Gains (Losses)

Realized and unrealized gains and losses on investments and provisions for loan losses are summarized as follows:

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Available-for-sale securities:
Fixed maturity securities
Gross realized gains	$24,358	$27,374	$184,996
Gross realized losses	(29,218)	(66,700)	(143,097)
Equity securities
Gross realized gains	1,156	1,555	89
Gross realized losses	(335)	—	(211)
Other investments	(1,971)	(7,358)	(8,979)
Reduction in provision for loan losses	—	6,650	8,723
Realized/unrealized gains/(losses) on swaps	—	(2,620)	3,852
Realized/unrealized gains on option assets	7,058	50,634	59,098
Realized/unrealized gains/(losses) on held-for-trading securities	(15,956)	8,533	26,820

Total	$(14,908)	$18,068	$131,291

The unrealized appreciation (depreciation) on invested assets available-for-sale is reported as a separate component of stockholders’ equity, reduced by adjustments to DAC, VOBA, future life and annuity policy benefits, and a provision for deferred income taxes. Unrealized appreciation attributable to the Closed Block amounting to $74.8 million at December 31, 2005, $124.7 million at December 31, 2004 and $108.9 million at December 31, 2003 has been included in dividends payable to policyowners.

A summary of the components of the net unrealized appreciation (depreciation) on invested assets carried at fair value and other components of accumulated other comprehensive income is as follows:

	December 31,
	2005	2004
	($ in thousands)

Unrealized appreciation:
Available-for-sale securities:
Fixed maturity securities	$106,202	$544,930
Equity securities	707	2,255
Short-term investments	8	28
Other investments	228	1,030
Adjustments for assumed change in amortization of:
DAC, deferred sales inducements, and VOBA	(22,770)	(233,210)
Policy reserves and policyowner funds	510	2,765
Minimum pension liability adjustment	(16,973)	(16,973)
Policyowner dividend obligation	(74,775)	(124,655)
Deferred income taxes	3,251	(61,500)

	$(3,612)	$114,670

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in unrealized appreciation (depreciation) on fixed maturity securities was a decrease of $438.7 million, an increase of $74.9 million and an increase of $8.9 million for the years ended December 31, 2005, 2004 and 2003, respectively; the corresponding amounts for equity securities was a decrease of $1.5 million, an increase of $0.2 million and an increase of $1.4 million, respectively.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at December 31, 2005:

	AFS Unrealized
	Loss December 31, 2005
	($ in millions)
	Less than 7 months		7-12 months		More than 12 months		Total
		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
Total Temporarily Impaired Securities:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$5,188.2	$107.2	$441.3	$21.7	$325.0	$15.3	$5,954.5	$144.2
U.S. government bonds	121.3	2.2	12.8	0.3	54.9	2.1	189.0	4.6
State and political subdivisions	32.0	0.5	—	—	—	—	32.0	0.5
Foreign government bonds	79.4	1.5	5.1	0.1	14.2	0.6	98.7	2.2
Asset-backed bonds	161.2	2.8	18.6	0.3	9.1	0.4	188.9	3.5
Collateralized mortgage-backed securities	935.4	18.5	60.2	2.1	62.8	3.3	1,058.4	23.9
Mortgage-backed securities	1,326.5	25.2	170.0	4.1	152.6	5.4	1,649.1	34.7
Indexed debt instruments	80.3	1.8	—	—	319.8	11.4	400.1	13.2

Total	$7,924.3	$159.7	$708.0	$28.6	$938.4	$38.5	$9,570.7	$226.8

	Less than 7 months		7-12 months		More than 12 months		Total
		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
Less Than 20% Loss Position:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$5,188.2	$107.2	$440.0	$21.3	$325.0	$15.3	$5,953.2	$143.8
U.S. government bonds	121.3	2.2	12.8	0.3	54.9	2.1	189.0	4.6
State and political subdivisions	32.0	0.5	—	—	—	—	32.0	0.5
Foreign government bonds	79.4	1.5	5.1	0.1	14.2	0.6	98.7	2.2
Asset-backed bonds	161.2	2.8	18.6	0.3	9.1	0.4	188.9	3.5
Collateralized mortgage-backed securities	935.4	18.5	60.2	2.1	62.8	3.3	1,058.4	23.9
Mortgage-backed securities	1,326.5	25.2	170.0	4.1	152.6	5.4	1,649.1	34.7
Indexed debt instruments	80.3	1.8	—	—	319.8	11.4	400.1	13.2

Total	$7,924.3	$159.7	$706.7	$28.2	$938.4	$38.5	$9,569.4	$226.4

	Less than 7 months		7-12 months		More than 12 months		Total
		Gross		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized	Fair	unrealized
20%-50% Loss Position:	value	loss	value	loss	value	loss	value	loss

Corporate bonds	$—	$—	$1.3	$0.4	$—	$—	$1.3	$0.4

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no available-for-sale securities that were in more than a 50% loss position at December 31, 2005.

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

The list of securities identified is subject to a formal assessment to determine if an impairment is other than temporary. Management makes certain assumptions or judgments in its assessment of potentially impaired securities including but not limited to:

•	Company description, industry characteristics and trends, company-to-industry profile, quality of management, etc.

•	Ability and intent to hold the security.

•	Severity and duration of the impairment, if any.

•	Industry factors.

•	Financial factors such as earnings trends, asset quality, liquidity, subsequent events, enterprise valuation, fair value and volatility (among others).

If the determination is that the security is OTTI, it is written down to fair value. The write-down is reviewed and approved by senior management. The difference between amortized cost and fair value is charged to net income.

During 2005 and 2004, the Company has recorded impairments on one issuer and four issuers of investments which were considered to be OTTI amounting to $0.3 million and $6.4 million, respectively.

Variable Interest Entities

At December 31, 2005 and 2004, the Company had investments in limited partnerships, for which the Company provides management functions. These investments have been consolidated rather than carried as equity method investments as the Company is considered the primary beneficiary. Consolidation of the investments resulted in an increase in total assets, primarily fixed maturity securities, and total liabilities, primarily other liabilities, of $73.8 million and $67.3 million at December 31, 2005 and 2004, respectively. There was no change in stockholders’ equity or net income in either year. There is no recourse to the Company by creditors of the partnerships. The Company had no investments in variable interest entities at December 31, 2005 and 2004, for which it would not be the primary beneficiary.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s outstanding derivative positions shown in notional or contract amounts, along with their carrying value, at estimated fair value, are summarized as follows:

	December 31, 2005		December 31, 2004
	Notional	Carrying	Notional	Carrying
	amount	value	amount	value
	($ in thousands)

Equity derivatives:
Call options	$4,624,001	$185,735	$3,180,051	$158,857
Futures	—	2,755	—	1,171
Interest rate derivatives:
Interest rate swaps	681,000	(650)	464,000	422
Caps	350,000	349	—	—
Floors	50,000	42	—	—
Other	30,000	225	—	—
Credit derivatives:
Credit default swaps	62,000	131	115,000	536
Credit default swaptions	10,000	(15)	20,000	(31)
Total rate of return swaps	—	—	93,500	513
Other	—	—	225,000	(482)

Total	$5,807,001	$188,572	$4,097,551	$160,986

The following table shows the carrying value of the maturities of derivative products as of December 31, 2005:

	Maturity Schedule by Year for Derivative Products
	2006	2007	2008	2009	2010	2011	2012	2013	2014	Thereafter	Table
	($ in thousands)

Equity derivatives:
Call options	$144,007	$30,766	$276	$37	$417	$2,232	$4,960	$3,040	$—	$—	$185,735
Futures	2,755	—	—	—	—	—	—	—	—	—	2,755
Interest rate derivatives:
Interest rate swaps	—	43	—	(595)	—	—	(4)	—	—	(94)	(650)
Caps	—	50	141	158	—	—	—	—	—	—	349
Floors	—	—	—	42	—	—	—	—	—	—	42
Other	—	57	74	94	—	—	—	—	—	—	225
Credit derivatives:
Credit default swaps	5	19	—	55	52	—	—	—	—	—	131
Credit default swaptions	(15)	—	—	—	—	—	—	—	—	—	(15)
Total rate of return swaps	—	—	—	—	—	—	—	—	—	—	—

Total	$146,752	$30,935	$491	$(209)	$469	$2,232	$4,956	$3,040	$—	$(94)	$188,572

During 2005, 2004 and 2003, an unrealized loss has been recognized amounting to $16.0 million, an unrealized gain of $8.5 million and an unrealized gain of $26.8 million, respectively, from the change in fair value on the trading securities backing the total return strategy products. Additionally, realized/unrealized gains (losses) on investments included an unrealized gain of $7.1 million, an unrealized gain of $48.0 million and an unrealized gain of $62.9 million for 2005, 2004, and 2003, respectively, from the change in fair value on call options used as a natural hedge of embedded options within indexed products. Policyowner benefits included an offsetting

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment to contract liabilities for fair value changes in options embedded within the indexed products and fair value changes on total return strategy annuity contracts. The total adjustment to policyowner benefits amounted to a decrease in expense of $10.5 million, an increase in expense of $35.7 million, and an increase in expense of $65.7 million in 2005, 2004 and 2003, respectively.

The following table summarizes the income (loss) impact of the market value adjustment on trading securities and derivatives and the cash flow hedge amortization:

	Year Ended December 31, 2005
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)

Fixed maturity securities held-for-trading	$(11,947)	$—	$(4,008)	$(15,955)
Options	—	7,042	16	7,058
Market value adjustment to liabilities	2,133	4,282	4,060	10,475
Cash flow hedge amortization	—	—	143	143
DAC amortization impact of net adjustments above	696	(5,205)	—	(4,509)

Pre-tax total	(9,118)	6,119	211	(2,788)
Income taxes	3,192	(2,142)	(74)	976

After-tax total	$(5,926)	$3,977	$137	$(1,812)

	Year Ended December 31, 2004
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)

Fixed maturity securities held-for-trading	$7,522	$—	$1,011	$8,533
Options	—	50,082	(2,068)	48,014
Market value adjustment to liabilities	(9,291)	(27,657)	1,296	(35,652)
Cash flow hedge amortization	—	—	(908)	(908)
DAC amortization impact of net adjustments above	103	(8,595)	—	(8,492)

Pre-tax total	(1,666)	13,830	(669)	11,495
Income taxes	583	(4,840)	234	(4,023)

After-tax total	$(1,083)	$8,990	$(435)	$7,472

	Year Ended December 31, 2003
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)

Fixed maturity securities held-for-trading	$24,593	$—	$2,227	$26,820
Options	—	58,711	4,238	62,949
Market value adjustment to liabilities	(17,894)	(50,454)	2,607	(65,741)
Cash flow hedge amortization	—	—	(3,827)	(3,827)
DAC amortization impact of net adjustments above	751	(4,563)	(3,231)	(7,043)

Pre-tax total	7,450	3,694	2,014	13,158
Income taxes	(2,607)	(1,293)	(705)	(4,605)

After-tax total	$4,843	$2,401	$1,309	$8,553

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

(5)	MORTGAGE LOANS

Mortgage loans consisted of the following:

	December 31,
	2005	2004
	($ in thousands)

Single-family real estate	$288	$381
Multi-family real estate	84,874	83,528
Commercial real estate	889,899	780,660
Commercial	1,074	1,164

	976,135	865,733
Allowance for credit losses	—	—

	$976,135	$865,733

The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. At December 31, 2005, the states with the highest concentration of mortgage loans were Texas, California, Florida, Ohio and Georgia with carrying values of $138.3 million, $116.4 million, $115.6 million, $49.8 million and $46.7 million, respectively.

The amounts the Company will ultimately realize from these loans could differ materially from their carrying values because of future developments affecting the underlying collateral or the borrower’s ability to repay the loans and leases. As of December 31, 2005, there were no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured.

No mortgage loan on any one individual property exceeded $25.0 million at December 31, 2005 and 2004.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provisions for losses are summarized as follows:

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Balance at beginning of year	$—	$6,650	$15,373
Reduction in provision for loan losses, net	—	(6,650)	(8,723)

Balance at end of year	$—	$—	$6,650

(6)	DEFERRED POLICY ACQUISITION COSTS

A summary of the policy acquisition costs deferred and amortized are as follows:

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Balance at beginning of year	$1,394,484	$1,140,528	$897,762
Policy acquisition costs deferred	496,524	384,342	348,130
Policy acquisition costs amortized	(142,827)	(132,571)	(105,364)
Amortization impact of adopting SOP 03-1	—	2,185	—

	1,748,181	1,394,484	1,140,528
Unrealized (gain) loss on available-for-sale securities	6,978	(146,475)	(118,672)

Balance at end of year	$1,755,159	$1,248,009	$1,021,856

(7)	VALUE OF BUSINESS ACQUIRED

A summary of VOBA established and amortized is as follows:

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Balance at beginning of the year	$440,448	$506,845	$571,926
VOBA established during the year	—	5,895	9,219
Amortization of VOBA asset	(48,754)	(72,292)	(74,300)

	391,694	440,448	506,845
Unrealized gain on available-for-sale securities	(34,745)	(65,656)	(87,263)

Balance at end of year	$356,949	$374,792	$419,582

Amortization is recognized in proportion to expected future gross margins over a 20 year period and is based on the average interest crediting rates which range from 3.05 percent to 6.10 percent for 2005 and over the next five years. Interest accrued on the unamortized VOBA amounted to $24.2 million, $26.4 million and $30.8 million in 2005, 2004 and 2003, respectively, which is netted with the VOBA amortization expense.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization for in force business for the next five years is as follows ($ in thousands):

2006	$48,284
2007	45,582
2008	43,038
2009	39,215
2010	33,578

(8)	NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2005	2004
	($ in thousands)

OCEANs converted in September 2005(A)	$—	$189,212
PRIDES notes with an initial maturity date of August 16, 2008(B)	143,750	143,750
Senior notes bearing interest at 5.95% due August 2015(C)	300,000	—
Senior notes bearing interest at 6.95% due June 2005(D)	—	125,000
AmerUs Capital I 8.85% Capital Securities Series A due February 1, 2027(E)	50,755	50,755
Revolving credit agreement(F)	—	—
Surplus notes bearing interest at 8.66% due on April 11, 2011(G)	25,000	25,000
Federal Home Loan Bank community investment long-term and short-term advances with a weighted average interest rate of 6.37% at December 31, 2005 and 6.38% at December 31, 2004, maturing at various dates through June 12, 2012(H)	12,005	12,588
Other notes bearing interest at rates ranging from 3.00% to 8.75% due from 2009 to 2028	24,541	24,850

	$556,051	$571,155

(A)	On March 6, 2002, the Company issued $185.0 million aggregate original principal amount of OCEANs. In September 2005, holders of the $185.0 million aggregate original principal amount of OCEANs exercised their conversion rights which resulted in the Company’s issuance of 1.7 million shares of common stock and a cash payment of $203 million, including a $12.7 million prepayment premium. The prepayment premium and a write-off of $6.4 million of remaining unamortized debt issuance costs have been reported as early extinguishment of debt expense in the consolidated statement of income. In addition, the conversion resulted in the reclassification of an associated deferred tax liability of $10.7 million to additional paid-in capital on common stock.

(B)	On May 28, 2003, the Company issued $125.0 million of PRIDES which were registered on Form S-3 filed with the Securities and Exchange Commission. On June 5, 2003, the underwriters exercised their over-allotment option in full and the Company issued an additional $18.8 million of PRIDES. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase the Company’s common stock. The note has a minimum term of 4.75 years, which may be extended by the Company in certain circumstances. In addition, the Company entered into a remarketing agreement which requires the Company to remarket the notes in 2006. The PRIDES have quarterly payments of interest at an annual rate of 5.5% and quarterly contract adjustment payments at an annual rate of 0.75%, both payable on February 16, May 16, August 16, and November 16 of each year, commencing August 16, 2003. Under the purchase contract, holders of each contract are required to purchase the Company’s common stock on the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of the Company’s common stock at the settlement date. The value of the common stock to be issued upon settlement

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of the Company’s common stock (which is measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. The present value of the contract adjustment payment, amounting to $2.9 million, has been reflected as an other liability with a corresponding charge to additional paid-in capital. Subsequent contract adjustment payments will be allocated between the liability and interest expense based on a constant rate over the life of the PRIDES. Expenses incurred with the offering were allocated between the senior notes and the purchase contracts. The expenses allocated to the senior notes, amounting to $0.8 million, have been capitalized and will be recognized as interest expense over the term of the notes. The expense allocated to the purchase contracts, totaling $4.4 million, was charged to additional paid-in capital. The Company has agreed, with certain limited exceptions, not to declare or pay dividends on or make distributions with respect to the Company’s capital stock during any period in which the contract adjustment payments to holders have been deferred.

(C)	On August 5, 2005, the Company issued $300.0 million of senior notes under its shelf registration filed with the Securities and Exchange Commission. The senior notes bear interest at 5.95% per year payable semi-annually on February 15 and August 15 of each year commencing on February 15, 2006. The senior notes mature on August 15, 2015 and may be redeemed at the Company’s option at any time, in whole or in part, subject to payment of a redemption premium.

(D)	The Company repaid the $125.0 million senior notes in June 2005.

(E)	The Capital Securities were issued through a wholly-owned subsidiary trust, AmerUs Capital I. The sole asset of the trust is the junior subordinated debentures of the Company in the principal amount of $50.8 million with interest at 8.85% maturing February 1, 2027. The Company has fully and unconditionally guaranteed the obligation of the trust under the Capital Securities and is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007. Dividends on capital stock cannot be paid until all accrued interest on the Capital Securities has been paid.

(F)	The revolving credit agreement provides for a maximum borrowing of $200 million with the balance maturing in December 2007. The interest rate is variable; however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

(G)	Payment of interest and principal on the surplus note, may only be paid from ILIC’s earnings, subject to approval by the Indiana Department of Insurance.

(H)	The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). The carrying value of the securities pledged to the FHLB under all agreements was $12.6 million at December 31, 2005.

Maturities of notes payable are as follows for each of the next five years ($ in thousands):

Year ending December 31,

2006	$1,952
2007	1,063
2008	144,891
2009	987
2010	1,252
Thereafter	405,906

$556,051

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	INCOME TAXES

Comprehensive federal income tax expense (benefit) is summarized as follows:

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Income tax expense (benefit)
Continuing operations	$69,168	$39,041	$78,610
Other comprehensive income	(63,691)	16,235	647
Cumulative effect of change in accounting	—	(275)	(698)
Discontinued operations	—	2,571	1,238

	$5,477	$57,572	$79,797

The effective income tax rate on pre-tax income varies from the prevailing corporate federal income tax rate and is summarized as follows:

	Years ended December 31,
	2005	2004	2003

Corporate federal income tax rate	35.0%	35.0%	35.0%
Dividend received deduction	(0.5)%	(0.7)%	(0.8)%
Tax exempt income	(1.7)%	(2.1)%	(2.1)%
Prior year overpayments	—	(1.6)%	—
Provision releases	(7.7)%	(7.3)%	—
Deferred income tax asset valuation allowance change	(1.8)%	(7.2)%	—
Additional tax incurred on joint venture investment sale	2.5%	—	—
Other items, net	0.8%	1.0%	0.8%

Effective tax rate	26.6%	17.1%	32.9%

The effective income tax rate for 2005 and 2004 varied from the prevailing corporate rate primarily as a result of tax exempt income, reductions in the income tax accrual and reductions in the deferred tax valuation allowance.

The accrual reductions were for the release of provisions originally established for potential tax adjustments related to open Internal Revenue Service exam years ranging from 1997 through 2003 which were settled or eliminated during 2005 and 2004. The accrual was reduced $19.9 million in 2005 primarily related to the settlement of the tax treatment of a leveraged lease investment and the determination of taxable income of some partnership investments. The accrual was reduced $16.7 million in 2004 primarily related to the settlement of the deductibility of interest expense and the tax treatment of partial redemptions of adjustable conversion rate equity securities, the tax treatment of corporate owned life insurance, the deductibility of demutualization costs and acquisition costs, and the tax treatment of derivative costs and gains and losses. The accrual estimate was also revised downward in 2004 as negotiations progressed on the leveraged lease investment. Additionally, there was an approximate $3.7 million accrual reduction in 2004 for the overpayment of tax in prior years for which a refund is expected.

The deferred tax asset valuation allowance was reduced $4.7 million in 2005 and $16.4 million in 2004 as a result of the realization of capital loss carryforwards.

The effective income tax rate for 2005 also varied from the prevailing corporate rate due to additional income tax expense of $6.6 million incurred in the restructuring of our joint venture interest with Ameritas in which our interest in AVLIC was sold to Ameritas. The additional tax expense related to the reversal of taxable temporary differences during 2005 without the benefit of previously anticipated dividends received deductions.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate excluding the accrual reductions, the valuation allowance reduction, and the additional tax on the joint venture sale was 33.5% and 33.2% for 2005 and 2004, respectively. The effective income tax rate for 2003 varied from the prevailing corporate rate primarily due to tax exempt income.

The Company’s federal income tax expense (benefit) from continuing operations is summarized as follows:

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Current	$80,187	$(9,176)	$11,841
Deferred	(11,019)	48,217	66,769

Total income tax expense	$69,168	$39,041	$78,610

The significant components of net deferred income tax assets (liabilities) are summarized as follows:

	December 31,
	2005	2004
	($ in thousands)

Deferred income tax assets:
Policy reserves, policyowner funds and dividends	$908,431	$791,179
DAC, capitalized bonus interest, and VOBA related to unrealized appreciation on available-for-sale securities and investments reflected in AOCI	7,791	81,273
Employee benefits and deferred compensation	61,966	40,303
Net operating loss carryover	13,888	3,098
Capital loss carryover	13,079	16,249
Tax credit carryover	8,298	19,350
Other	9,230	14,204

Total gross deferred income tax asset	1,022,683	965,656
Valuation allowance	1,401	5,899

	1,021,282	959,757

Deferred income tax liabilities:
DAC and capitalized bonus interest	(596,392)	(449,964)
Net unrealized appreciation on available-for-sale securities and investments reflected in AOCI	(11,330)	(142,773)
VOBA	(137,069)	(154,133)
Reinsurance receivables	(260,344)	(241,340)
Other invested assets	(58,199)	(88,517)
Other	(16,766)	(28,362)

Total gross deferred income tax liability	(1,080,100)	(1,105,089)

Net deferred income tax liability	$(58,818)	$(145,332)

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. A valuation allowance has been established at December 31, 2005 and 2004 for certain credit carryovers, capital losses and net operating losses which may not be realized.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the Company has available federal net operating loss carryforwards of $34.2 million which expire through 2025, capital loss carryforwards of $35.7 million which expire through 2010 and income tax credit carryforwards of $8.3 million which expire through 2025.

Federal income tax returns for the Company for years through 1996 are closed to further assessment of taxes. Federal income tax returns of the Company for 1997 and 1998 are in the final stages of appeals mediation but are not yet final. The Internal Revenue Service has completed examining federal income tax returns of the Company for 1999 through 2003, with some issues being referred to appeals. Management believes adequate provisions have been made for any additional taxes which may become due with respect to open years.

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

The Company also has nonqualified defined benefit pension plans to provide retirement and supplemental retirement benefits to certain agents and executives. The measurement date for all defined benefit plans is December 31. The defined benefit plans’ funded status, reconciled to amounts recognized in the consolidated financial statements is as follows:

	December 31,
	2005	2004
	($ in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$92,880	$86,911
Service cost	—	—
Interest cost	4,877	5,148
Actuarial loss	(1,465)	6,961
Actual benefits paid	(5,463)	(6,140)

Benefit obligation at end of year	$90,829	$92,880

Change in plan assets:
Fair value of plan assets at beginning of year	$68,300	$68,515
Actual return on plan assets	3,407	5,195
Company contribution	740	730
Benefits paid and transfers	(5,463)	(6,140)

Fair value of plan assets at end of year	$66,984	$68,300

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004
	($ in thousands)

Reconciliation of funded status
Accumulated benefit obligation	$(90,829)	$(92,880)

Projected benefit obligation	$(90,829)	$(92,880)
Market value of plan assets	66,984	68,300

Funded status	(23,845)	(24,580)
Unrecognized transition obligation	(2)	(3)
Unrecognized prior service cost	365	390
Unrecognized net loss	16,636	16,990

Accrued benefit cost	$(6,846)	$(7,203)

Amounts recognized in the consolidated balance sheet consist of:
Liabilities
Accrued pension cost	$(9,496)	$(9,450)
Additional minimum liability	(16,999)	(17,378)
Assets
Prepaid pension cost	2,650	2,247
Intangible asset	378	405
Accumulated other comprehensive income	16,621	16,973

Net accrued pension cost	$(6,846)	$(7,203)

Weighted-average assumptions used to determine obligations at December 31:
Discount rate	5.50%	5.50%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used to determine net periodic pension cost for fiscal year:
Discount rate	5.50%	6.00%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	4,877	5,148	5,178
Expected return on plan assets	(4,944)	(4,959)	(4,905)
Amortization of transition obligation	(1)	(1)	(1)
Amortization of prior service cost	25	25	(24)
Amortizaton of actuarial loss	426	223	44

Net periodic benefit cost	383	436	292
Settlement cost	—	—	1,570

Total expense	$383	$436	$1,862

Four of the defined benefit pension plans, with liabilities of $9.5 million and $9.4 million at December 31, 2005 and 2004, respectively, do not have separate plan assets. The frozen pension plan, which has a prepaid benefit cost of $2.7 million and $2.2 million at December 31, 2005 and 2004, respectively, has plan assets.

The plan assets are invested prudently in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. All policies and procedures are designed to ensure the plan’s investments are in compliance with the Employee Retirement Security Act. Guidelines are established defining permitted investments within each asset class. The plan employs a total return on investment approach, whereby a mix, which is broadly similar to the current asset allocation of equity securities, debt securities and other assets is targeted to maximize the long-term return on assets for a given risk. Investment return and risk is monitored on an ongoing basis by the firm’s Benefit and Pension Committee through periodic reviews, meetings with investment managers and liability measurements. The allocation of the fair value of plan assets at December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004

Debt securities	36%	53%
Equity securities	63%	44%
Other	1%	3%

Benefit obligation at end of year	100%	100%

The Company estimates the long-term rate of return on plan assets will be 7.5% based upon a strategic, long-term asset allocation mix. The long-term rate of return was based on the reasonable range of rates determined by a combination of long-term historical asset returns and expected value to be generated through active management.

The Company expects to contribute $0.9 million to the defined benefit plans in 2006. The following benefit payments which reflect expected future service, as appropriate, are expected to be paid: $5.7 million in 2006; $5.7 million in 2007; $5.7 million in 2008; $5.6 million in 2009; and $5.5 million in 2010.

Defined Contribution Pension Plans

The Company has a defined contribution savings and retirement plan. Company contributions are non-discretionary and consist of a matching contribution of an amount equal to 125 percent of the first 4 percent of employee contributions and an annual core contribution of an amount equal to 4 percent of annual employee

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation. The Company uses a combination of cash and Company common stock for the annual contribution. The shares for this purpose are provided by the Employee Stock Ownership Plan (ESOP) a component of the Company’s 401K plan. Compensation expense for the employer match and annual contribution amounted to $8.1 million, $7.2 million and $7.0 million, in 2005, 2004 and 2003, respectively.

Employee Stock Ownership Plan

The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, as unallocated shares are allocated a reduction in the annual defined contribution savings and retirement plan liability is reported equal to the current market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. At December 31, 2005 and 2004, there were 0.3 million shares of allocated shares outstanding. There were no unallocated shares outstanding at December 31, 2005 or 2004.

Nonqualified and Deferred Compensation Plans

The Company has nonqualified benefit, deferred compensation and bonus plans covering certain agents, directors and officers in addition to the defined benefit plans previously described. Accumulated benefits of these plans are primarily unfunded and are included in other liabilities at December 31, 2005 and 2004, amounting to $114.6 million and $101.5 million, respectively. Total expense for these plans amounted to $29.2 million, $22.3 million and $15.2 million for 2005, 2004 and 2003, respectively.

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

	December 31,
	2005	2004
	($ in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$17,120	$17,647
Service cost	271	267
Interest cost	784	956
Plan participants’ contributions	220	421
Amendments	(2,542)	—
Actuarial (gain) loss	(2,029)	615
Curtailments	—	(953)
Actual benefits paid	(1,755)	(1,833)

Benefit obligation at end of year	$12,069	$17,120

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	1,535	1,412
Plan participant contribution	220	421
Benefits paid	(1,755)	(1,833)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Accumulated postretirement benefit obligation	$(12,069)	$(17,120)
Market value of plan assets	—	—

Funded status	(12,069)	(17,120)
Unrecognized prior service cost	(2,214)	391
Unrecognized net loss	834	2,863

Accrued benefit cost	$(13,449)	$(13,866)

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004

Weighted-average assumptions for year end obligation determination as of December 31:
Discount rate	5.50%	5.50%
Initial weighted health care cost trend rate	10.00%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%
Years to ultimate trend	5	6
Weighted-average assumptions for expense determination for fiscal year:
Discount rate	5.50%	6.00%
Initial weighted health care cost trend rate
Ultimate health care cost trend rate
Years to ultimate trend

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Components of benefit expense:
Service cost	$271	$267	$283
Interest cost	784	956	1,021
Amortization of prior service cost	64	64	64
Amortization of net loss	—	43	—

Net periodic benefit cost	1,119	1,330	1,368
Curtailment charges	—	(953)	—

Total expense	$1,119	$377	$1,368

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2005:

	1% Point	1% Point
	Increase	(Decrease)
	($ in thousands)

Effect on total of service and interest cost components	$22.9	$(20.8)
Effect of postretirement benefit obligation	$394.6	$(352.8)

The Company expects to contribute $1.1 million to the post-retirement benefit plans in 2006. The following benefit payments which reflect expected future service, as appropriate, are expected to be paid: $1.1 million in 2006; $1.1 million in 2007; $1.1 million in 2008; $1.1 million in 2009; and $0.8 million in 2010.

(11)	REINSURANCE

The Company has indemnity reinsurance agreements with various companies whereby life insurance in excess of its retention limits is reinsured. The Company’s retention of the net amount at risk is generally between $0.15 million and $1.0 million. Insurance in force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 2005 and 2004, totaled approximately $81.0 billion and $77.4 billion, respectively. The Company has entered into modified coinsurance arrangements to cede between 70% and 80% of certain annuity products. Under these arrangements, the Company transfers the risks and rewards of the business to the assuming company; however, the ceding company retains the assets and liabilities associated with the business.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net premiums and product charges earned were as follows:

	Years ended December 31,
	2005	2004	2003
	($ in thousands)

Direct premiums and product charges	$668,644	$668,319	$642,136
Reinsurance assumed	36,141	40,188	45,854
Reinsurance ceded	(229,458)	(220,287)	(209,448)

Net premiums and product charges	$475,327	$488,220	$478,542

Reinsurance recoveries on ceded reinsurance contracts were $193.1 million, $222.6 million and $222.1 million during 2005, 2004 and 2003, respectively.

(12)	COMMITMENTS AND CONTINGENCIES

At December 31, 2005, the Company is obligated to make future capital contributions to various partnerships of up to $20.1 million. We also have commitments to extend credit for mortgages totaling $57.4 million at December 31, 2005. In addition, at December 31, 2005, the Company had loan guarantees which totaled $1.3 million.

The Company leases office space under various operating leases with terms through 2007. Rental expense for operating leases amounted to $6.2 million, $5.3 million and $5.4 million in 2005, 2004 and 2003, respectively. At December 31, 2005, future minimum annual lease commitments under these non-cancelable operating leases were as follows ($ in thousands):

Year ending December 31,
2006	$5,188
2007	4,912
2008	2,907
2009	785
2010	—
Thereafter	—

$13,792

AmerUs is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings arising in the ordinary course of its business. In recent years, the life insurance industry, including AmerUs Group Co. and its subsidiaries, has been subject to an increase in litigation pursued on behalf of both individual and purported classes of insurance purchasers, questioning the conduct of insurers and their agents in the marketing of their products. AmerUs’ pending lawsuits raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies. In addition, state and federal regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning compliance by AmerUs and others with applicable insurance and other laws. AmerUs responds to such inquiries and cooperates with regulatory examinations in the ordinary course of business.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005 nationwide class actions were filed on April 7, 2005 (United States District Court for the Central District of California), April 25, 2005 (United States District Court for the District of Kansas), May 19, 2005 (United States District Court for Eastern District of Pennsylvania), August 29, 2005 (United States District Court for the Middle District of Florida), November 8, 2005 (United States District Court for the Eastern District of Pennsylvania) and December 8, 2005 (United States District Court for the Eastern District of Pennsylvania) on behalf of certain purchasers of our products against AmerUs Group Co. and/or certain of its subsidiaries (including American and ALIC). On July 7, 2005 a statewide class action was also filed on behalf of certain purchasers of our products in the United States District Court for the Middle District of Florida against many of these same AmerUs entities. The aforementioned lawsuits relate to the use of purportedly inappropriate sales practices and products in the senior citizen market. The complaints allege, among other things, the unauthorized practice of law involving the marketing of estate or financial planning services, the lack of suitability of the products, the improper manner in which they were sold, including pretext sales and non-disclosure of surrender charges, as well as other violations of the state consumer and insurance laws. The plaintiffs in the lawsuits seek compensatory damages, rescission, injunctive relief, treble and/or punitive damages, attorneys fees and other relief and damages. In November 2005, each of the aforementioned lawsuits as well as certain other statewide class actions and individual lawsuits were assigned to the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings.

On February 10, 2005, the California Attorney General and the Insurance Commissioner of the State of California filed suit in the California Superior Court for the County of Los Angeles against American and certain other subsidiaries of AmerUs Group Co. alleging the unauthorized practice of law, claims related to the suitability of the products for, and the manner in which they were sold to, the senior citizen market, including violations of California’s insurance code and unfair competition laws. The plaintiffs seek civil penalties, restitution, injunctive relief and other relief and damages.

AmerUs Group Co. and certain of its subsidiaries are among the defendants in a lawsuit by the Attorney General of Pennsylvania on behalf of certain Pennsylvania residents, some of whom were purchasers of our products alleging, in part, claims related to the marketing of our products to senior citizens and violations of consumer protection laws. The plaintiffs seek fines, restitution, injunctive and other relief.

In November 2005, the Superior Court of the State of California for the County of San Luis Obispo approved a settlement of a statewide class of annuity holders and purchasers of estate planning services, Cheves v American Investors Life Insurance Company, Family First Estate Planning and Family First Insurance Services, et al. The allegations in this case involved claims of breach of contract, misrepresentation, unfair competition and deceptive trade practices. Given the charges previously taken regarding this matter, AmerUs does not anticipate that any additional charges will be required as a result of this settlement.

In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, to AmerUs. Estimates of possible losses or ranges of losses for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. It is possible that AmerUs’ results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period.

(13)	STOCKHOLDERS’ EQUITY

Generally, the stockholders’ equity of the Company’s insurance subsidiaries available for distribution to the Company is limited to the amounts that the insurance subsidiaries’ net assets, as determined in accordance with

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 2006, the Company’s insurance subsidiaries can distribute approximately $143 million in the form of dividends to the Company without prior approval of such regulatory authorities.

Preferred Stock

On September 26, 2005, the Company issued 6.0 million shares of Series A Non-Cumulative Perpetual Preferred Stock under its shelf registration with the Securities and Exchange Commission. Net proceeds amounted to $144.8 million after the related underwriting discount and other costs. Dividends on the preferred stock are non-cumulative and are payable quarterly, when, as and if declared by the board of directors, in whole or in part out of legally available funds. Dividends on the preferred stock accrued from September 26, 2005 with the first dividend payable on December 15, 2005 at a fixed rate of 7.25% per annum of the liquidation preference of $25 per share. Subject to certain restrictions, the Company may redeem the preferred stock at any time in whole, prior to September 15, 2010, at a cash redemption price equal to the greater of $25 per share or the sum of the present values of $25 per share plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends, and any undeclared dividends for the dividend periods from the redemption date to and including the dividend payment date on September 15, 2010. On or after the dividend payment date in September 2010, the shares may be redeemed in whole or in part at a price of $25 per share or $150.0 million in the aggregate plus declared and unpaid dividends to the redemption date without accumulation of any undeclared dividends. The preferred stock has no stated maturity and is not convertible into any other security.

Common Stock

The Company purchased 2.2 million common shares under an accelerated stock repurchase agreement effective August 18, 2005. The initial purchase price of the shares including commission amounted to $114.5 million. The repurchase program allows the Company to purchase the shares immediately, with the counterparty purchasing the shares in the open market. The initial purchase price was $51.32 per share, including commission, and is subject to a market price adjustment feature, which can be net-share settled, based on the actual cost of the shares purchased. At December 31, 2005, the market price adjustment feature would result in the issuance of 0.2 million shares.

Stock Option Plans

The Company has four stock incentive plans authorizing the issuance of incentive and non-qualified stock options to employees, officers and non-employee directors of the Company. In conjunction with the acquisition of AmVestors, the Company has two additional plans in which no additional options may be granted. They are a non-qualified stock option plan and an incentive stock option plan.

The option price per share under all plans may not be less than the fair value of the Company’s common stock on the date of grant and the term of the option may not be longer than ten years. Options granted on or subsequent to January 1, 2003, provide for a five-year vesting schedule with one-fifth of the options granted vesting at the end of each of the five years. Generally, options granted prior to January 1, 2003, have a three-year vesting schedule with one-third of the options granted vesting at the end of each of the three years.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option plans follows:

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding, beginning of year	3,239,558	$28.97	3,299,770	$27.91	2,900,363	$27.64
Granted at market price	295,500	43.17	359,555	37.44	531,082	27.03
Exercised	(760,338)	21.33	(377,615)	28.03	(131,065)	17.10
Forfeited	(20,433)	33.15	(42,152)	31.91	(610)	32.26

Outstanding, end of year	2,754,287	$32.00	3,239,558	$28.97	3,299,770	$27.91

Exercisable, end of year	2,041,669	$29.78	2,342,544	$27.27	2,324,777	$26.48

The following table summarizes information about stock options outstanding under the Company’s option plans as of December 31, 2005:

Options Outstanding
		Weighted	Weighted
Range	Remaining	average	average
of exercise	options	contractual	exercise
prices	outstanding	life in years	price

$17.22 - $22.96	431,336	3.2	$20.16
$22.96 - $28.70	616,660	5.5	26.66
$28.70 - $34.44	524,250	4.9	30.23
$34.44 - $40.18	894,541	6.6	37.52
$40.18 - $45.92	35,000	9.0	44.55
$45.92 - $51.66	242,500	9.1	47.29
$51.66 - $57.40	10,000	9.7	57.40

	2,754,287	5.8	$32.00

The following table summarizes information about stock options exercisable under the Company’s option plans as of December 31, 2005:

Operations Exercisable
		Weighted
Range		average
of exercise	Options	exercise
prices	exercisable	price

$17.22 - $22.96	431,336	$20.16
$22.96 - $28.70	421,912	26.59
$28.70 - $34.44	510,381	30.23
$34.44 - $40.18	678,040	37.54

	2,041,669	$29.78

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

For pro forma purposes, the fair value of options granted was estimated on the date of grant using the Black-Scholes pricing model with an expected life equal to the contractual expiration and the following weighted average assumptions:

	2005	2004	2003

Expected Volatility	30.11%	28.00%	34.00%
Risk-free Interest Rate	4.31%	4.47%	4.31%
Dividend Yield	0.88%	1.11%	1.48%
Weighted average fair value of options granted	$20.25	$15.26	$11.43

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

Non-vested stock and compensation expense information is as follows:

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	shares	price	shares	price	shares	price

Outstanding, beginning of year	50,900	$32.91	57,374	$29.72	31,927	$33.51
Granted at market price	14,093	49.06	19,070	40.20	36,110	27.39
Exercised	(16,716)	27.30	(18,544)	32.79	(10,663)	33.15
Forfeited	—	—	(7,000)	26.97	—	—

Outstanding, end of year	48,277	$39.57	50,900	$32.91	57,374	$29.72

Compensation expense ($ in thousands)		$684		$504		$521

Non-vested Stock Units

The Company awarded 57,296 non-vested common stock units to an employee under one of the stock incentive plans. The plan has restriction periods of three to four years tied to employment or service. The awards were recorded at the market value on the date of the grant as unearned compensation as shares will be issued at the end of the restriction period. The initial values of these grants are amortized over the restriction periods, net of forfeitures. Compensation expense amounted to $0.3 million in 2005.

Stock Appreciation Rights

The Company is authorized to grant stock appreciation rights (“SARs”) to agents. Issuance of SARs is made at the sole discretion of the Company. The terms and conditions under this plan are similar to the employee stock incentive plans.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s SARs are summarized as follows:

	Years Ended December 31,
	2005		2004		2003
	Number	Weighted	Number	Weighted	Number	Weighted
	of	average	of	average	of	average
	shares	value	shares	value	shares	value

Outstanding, beginning of year	54,899	$31.16	54,567	$28.20	46,400	$27.28
Granted at market price	12,000	48.46	12,999	39.66	16,000	27.80
Exercised	(15,144)	32.54	(11,167)	26.05	(7,833)	21.80
Forfeited	—	—	(1,500)	35.30	—	—

Outstanding, end of year	51,755	$34.77	54,899	$31.16	54,567	$28.20

Compensation expense ($ in thousands)		$310		$332		$166

Long-term Incentive Plan

As part of the stock incentive plans for employees and non-employees, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant awards to senior officers in connection with a long-term incentive plan. The plan provides for an initial grant of units. The units are earned over a multi-year period and the number of units earned varies with the level of performance achieved over such performance period. The number of units earned range from zero to 200% of the initial units granted. The final value of each unit earned will be equal to the Company’s stock price on the pay-out date. Awards will be paid in common stock or such other consideration as the committee may determine. Awards under this plan are subject to the terms and conditions of the employee stock incentive plans. In 2005 and 2004, there were 48,500 units and 60,800 units, respectively, issued of which 4,000 units were forfeited during 2004. As of December 31, 2005 and 2004, there were 105,300 units and 56,800 units, respectively, outstanding under the plan. Compensation expense for the plan amounted to $3.0 million in 2005, $2.5 million in 2004 and none in 2003.

Management Incentive Payment Deferral Plan

The Company has a management incentive payment deferral plan under which eligible employees can elect to defer their annual cash bonuses. The Human Resources and Compensation Committee of the Board of Directors determines each year the maximum amount of deferral and percentage of match by the Company. Employees can defer up to 100% of bonuses received (50% for bonuses received prior to May 10, 2001). Participant deferrals are 50% matched by the Company up to a maximum match of $10,000. The total deferrals, including participant deferrals and Company match, have a restriction period of three years during which the deferrals cannot be paid out except for certain specified events. Deferrals and match amounts are used to purchase units equal in value to a share of the Company’s common stock. Shares of common stock are distributed at the end of the restriction period. At December 31, 2005 and 2004, there were 0.3 million units outstanding with the value of the vested and partially vested units outstanding amounting to $0.6 million, which is included in unearned compensation in stockholders’ equity in the consolidated balance sheet.

(14)	STATUTORY ACCOUNTING PRACTICES

The Company’s insurance subsidiaries had statutory net income of approximately $141 million, $169 million, and $60 million for 2005, 2004, and 2003, respectively. The Company’s insurance subsidiaries’ statutory surplus and capital was approximately $1,157 million and $1,046 million at December 31, 2005 and 2004, respectively. The minimum capital and surplus requirements are met in all the states in which the insurance subsidiaries are domiciled.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(15)	RESTRUCTURING CHARGES

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

Restructuring charges have been included as a separate item in the consolidated statement of income and include severance and termination benefits associated with the elimination of approximately 10 positions in 2003. The other costs in 2003 primarily related to the impairment loss on the Indianapolis office building, expenses

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the merger of IL Annuity into ILIC, and systems conversion costs. Charges for all restructuring activities were completed in 2003. A summary of the pre-tax restructuring charges in 2003 are as follows:

	Accrual at			Payments	Accrual at
	December 31,	2004	Other	and	December 31,
	2003	Charge	Adjustments	Write-downs	2004
	($ in thousands)

Severance and termination benefits	$2,799	$—	$—	$(2,799)	$—
Other costs	1,214	—	—	(1,214)	—

	$4,013	$—	$—	$(4,013)	$—

	Accrual at				Accrual at
	December 31,	2003	Other	Cash	December 31,
	2002	Charge	Adjustments	Payments	2003
	($ in thousands)

Severance and termination benefits	$5,133	$3,494	$(486)	$(5,342)	$2,799
Other costs	1,012	20,332	(46)	(20,084)	1,214

	$6,145	$23,826	$(532)	$(25,426)	$4,013

(16)	EARNINGS PER SHARE (EPS)

	Years Ended December 31,
	2005			2004			2003
		Number of	Per Share		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount	Net Income	Shares	Amount
	($ in thousands, except share data)

Basic EPS
Net income available to common stockholders from continuing operations	$188,762	39,021	$4.84	$189,253	39,335	$4.81	$160,628	39,176	$4.10
Effect of dilutive securities
Options	—	876	(0.10)	—	672	(0.08)	—	370	(0.04)
PRIDES	—	1,836	(0.20)	—	834	(0.10)	—	72	(0.01)
OCEANs	—	796	(0.10)	—	294	(0.03)	—	—	—
Accelerated stock buyback	—	73	(0.01)	—	—	—	—	—	—

Diluted EPS	$188,762	42,602	$4.43	$189,253	41,135	$4.60	$160,628	39,618	$4.05

(17)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Company’s significant financial instruments are as follows:

	December 31,
	2005		2004
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
	($ in thousands)

Financial assets:
Securities available-for-sale:
Fixed maturity securities	$16,727,933	$16,727,933	$15,646,653	$15,646,653
Equity securities	75,658	75,658	77,024	77,024
Short-term investments	9,998	9,998	2,979	2,979
Securities held-for-trading purposes:
Fixed maturity securities	1,414,225	1,414,225	1,718,125	1,718,125
Equity securities	2,358	2,358	15,468	15,468
Mortgage loans	976,135	980,702	865,733	909,761
Policy loans	483,441	483,441	486,071	486,071
Other investments (excluding derivatives)	347,364	347,364	374,079	374,079
Derivatives:
Credit	—	—	1	1
Equity	188	188	160	160
Cash and cash equivalents	600,160	600,160	478,441	478,441
Separate account assets	217,565	217,565	248,507	248,507
Financial liabilities:
Policy reserves for annuities	$13,283,986	$12,081,261	$12,400,576	$11,443,678
Notes payable	556,051	601,328	571,155	494,713
Separate account liabilities	221,694	221,694	248,507	248,507

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	DISCONTINUED OPERATIONS

In November 2003, the Company entered into an agreement to sell a wholly-owned subsidiary which conducts residential financing operations. The assets, liabilities and results of the residential financing operations have been classified as discontinued operations. The sale was completed in January 2004, resulting in an after-tax gain of $3.9 million. Income from discontinued operations net of tax for 2003 and 2004 was as follows ($ in thousands, except per share data):

	Years Ended December 31,
	2004	2003
	($ in thousands, except
	share data)

Operating income from discontinued operations, net of income taxes of $1,238 in 2003	$—	$1,815
Gain on sale of discontinued operations, net of income taxes of $2,571 in 2004	3,899	—

	$3,899	$1,815

Net income from discontinued operations per common share:
Basic	$0.10	$0.05
Diluted	$0.09	$0.05
Weighted average common shares outstanding:
Basic	39,334,798	39,175,924
Diluted	41,135,188	39,618,217

(19)	OPERATING SEGMENTS

The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:

Protection Products

The primary product offerings consist of interest-sensitive whole life, term life, universal life and indexed life insurance policies. These products are marketed on a national basis primarily through Independent Marketing Organizations (IMOs), a Career Marketing Organization (CMO) system, a Personal Producing General Agent (PPGA) system and a New York distribution system.

Accumulation Products

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

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are shown between segment pre-tax operating income and net income on the following operating segment tables and are as follows:

1) Realized/unrealized gains and losses on open block assets.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:

•	Unrealized gains and losses on open block options and securities held-for-trading.

•	Change in option value of indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.

3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments.

4) Restructuring costs.

5) Certain reinsurance adjustments.

6) Other income from non-insurance operations.

7) Litigation accruals following class certification, net of insurance recoveries.

8) Interest expense.

9) Early extinguishment of debt.

10) Income tax expense.

11) Income from discontinued operations.

12) Cumulative effect of changes in accounting.

These items will fluctuate from period to period depending on the prevailing interest rate and economic environment or are not part of the core insurance operations. As a result, management believes they do not reflect the ongoing earnings capacity of the Company’s operating segments.

Premiums, product charges, policyowner benefits; insurance expenses; amortization of DAC; deferred sales inducements, and VOBA; and dividends to policyowners are attributed directly to each operating segment. Net investment income and Closed Block realized capital gains and losses are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses, operations of the Company’s real estate management subsidiary, and accident and health insurance.

Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of DAC, deferred sales inducements, and VOBA as previously discussed, are not significant.

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income
($ in thousands)

	Year Ended December 31, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$231,841	$3,028	$2,100	$236,969
Product charges	183,997	54,361	—	238,358
Net investment income	358,133	748,887	2,483	1,109,503
Realized/unrealized losses on closed block investments	(1,249)	—	—	(1,249)
Other income:
Income from Independent Marketing Organizations	—	29,077	—	29,077
Other	3,463	10,343	2,263	16,069

	776,185	845,696	6,846	1,628,727
Benefits and expenses:
Policyowner benefits	353,988	515,290	(132)	869,146
Underwriting, acquisition, and other expenses:
Operating expenses	75,597	28,639	29,615	133,851
Expenses from Independent Marketing Organizations	—	23,711	—	23,711
Amortization of DAC and VOBA, net of open block gain adjustment of $2,783	94,577	94,221	—	188,798
Dividends to policyowners	86,462	5	—	86,467

	610,624	661,866	29,483	1,301,973

Segment pre-tax operating income	$165,561	$183,830	$(22,637)	326,754

Realized/unrealized losses on open block assets				(4,762)
Unrealized losses on open block options and trading investments				(8,897)
Change in option value of indexed products and market value adjustments on total return strategy annuities				10,475
Cash flow hedge amortization				143
Amortization of DAC and VOBA due to open block gains and losses				(2,783)
Litigation following class certification, net				(9,380)
Other income from non-insurance operations				52

Income from continuing operations				311,602
Interest (expense)				(32,173)
Early extinguishment of debt				(19,082)
Income tax (expense)				(69,168)

Net income				191,179
Dividends on preferred stock				(2,417)

Net income available to common stockholders				$188,762

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income
($ in thousands)

	Year Ended December 31, 2004
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$263,050	$2,602	$2,014	$267,666
Product charges	167,585	52,969	—	220,554
Net investment income	333,477	697,363	6,607	1,037,447
Realized/unrealized losses on closed block investments	(1,693)	—	—	(1,693)
Other income:
Income from Independent Marketing Organizations	—	28,495	—	28,495
Other	3,573	10,730	2,101	16,404

	765,992	792,159	10,722	1,568,873
Benefits and expenses:
Policyowner benefits	379,749	472,208	179	852,136
Underwriting, acquisition, and other expenses:
Operating expenses	73,750	27,225	29,852	130,827
Expenses from Independent Marketing Organizations	—	24,237	—	24,237
Amortization of DAC and VOBA, net of open block loss adjustment of $9,068	91,193	104,602	—	195,795
Dividends to policyowners	81,088	4	—	81,092

	625,780	628,276	30,031	1,284,087

Segment pre-tax operating income	$140,212	$163,883	$(19,309)	284,786

Realized/unrealized losses on open block assets				(36,786)
Unrealized gains on open block options and trading investments				56,547
Change in option value of indexed products and market value adjustments on total return strategy annuities				(35,652)
Cash flow hedge amortization				(908)
Amortization of DAC and VOBA due to open block gains and losses				(9,068)
Other income from non-insurance operations				1,495

Income from continuing operations				260,414
Interest (expense)				(32,120)
Income tax (expense)				(39,041)
Income from discontinued operations, net of tax				3,899
Cumulative effect of change in accounting, net of tax				(510)

Net income				192,642
Dividends on preferred stock				—
				—

Net income available to common stockholders				$192,642

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Income
($ in thousands)

	Year Ended December 31, 2003
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

Revenues:
Insurance premiums	$290,707	$4,114	$787	$295,608
Product charges	138,215	43,139	—	181,354
Net investment income	321,532	672,141	8,241	1,001,914
Realized/unrealized gains on closed block investments	9,326	—	—	9,326
Other income:
Income from Independent Marketing Organizations	—	23,657	—	23,657
Other	4,224	11,635	988	16,847

	764,004	754,686	10,016	1,528,706
Benefits and expenses:
Policyowner benefits	387,068	491,932	(626)	878,374
Underwriting, acquisition, and other expenses:
Operating expenses	76,042	29,423	18,367	123,832
Expenses from Independent Marketing Organizations	—	13,245	—	13,245
Amortization of DAC and VOBA, net of open block gain adjustment of $16,257	74,211	89,196	—	163,407
Dividends to policyowners	98,393	—	—	98,393

	635,714	623,796	17,741	1,277,251

Segment pre-tax operating income	$128,290	$130,890	$(7,725)	251,455

Realized/unrealized gains on open block assets				32,196
Unrealized gains on open block options and trading investments				89,769
Change in option value of indexed products and market value adjustments on total return strategy annuities				(65,741)
Cash flow hedge amortization				(3,827)
Amortization of DAC and VOBA due to open block gains and losses				(16,257)
Reinsurance adjustments				3,854
Restructuring costs				(23,294)
Other income from non-insurance operations				1,237

Income from continuing operations				269,392
Interest (expense)				(30,154)
Income tax (expense)				(78,610)
Income from discontinued operations, net of tax				1,815
Cumulative effect of change in accounting, net of tax				(1,296)

Net income				161,147
Dividends on preferred stock				—
				—

Net income available to common stockholders				$161,147

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segment Assets
($ in thousands)

	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated

December 31, 2005
Investments	$5,635,172	$14,348,947	$53,181	$20,037,300
DAC, deferred sales inducements, and VOBA	988,414	1,385,016	—	2,373,430
Other assets	953,738	1,347,794	117,738	2,419,270

Total assets	$7,577,324	$17,081,757	$170,919	$24,830,000

December 31, 2004
Investments	$5,616,464	$13,470,899	$98,930	$19,186,293
DAC, deferred sales inducements, and VOBA	868,309	892,030	—	1,760,339
Other assets	762,179	1,375,881	86,177	2,224,237

Total assets	$7,246,952	$15,738,810	$185,107	$23,170,869

December 31, 2003
Investments	$5,143,441	$12,780,990	$59,854	$17,984,285
DAC, deferred sales inducements, and VOBA	789,725	749,987	—	1,539,712
Other assets	556,171	1,412,895	90,625	2,059,691

Total assets	$6,489,337	$14,943,872	$150,479	$21,583,688

AMERUS GROUP CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	QUARTERLY RESULTS (UNAUDITED)

2005 Quarterly Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	($ in thousands, except share data)

Total revenues	$353,902	$410,174	$433,032	$418,012
Total benefits and expenses	$282,937	$349,544	$338,929	$332,108
Net income available to common stockholders from continuing operations	$61,488	$35,567	$38,619	$53,088
Weighted average number of shares:
Basic	39,575,696	39,264,504	38,488,294	38,780,027
Diluted	42,930,905	42,751,912	42,525,870	42,181,113
Net income available to common stockholders from continuing operations per share
Basic	$1.55	$0.91	$1.00	$1.38
Diluted	$1.43	$0.83	$0.91	$1.26

2004 Quarterly Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	($ in thousands, except share data)

Total revenues	$388,791	$337,040	$401,996	$462,302
Total benefits and expenses	$344,524	$276,407	$335,300	$373,484
Net income available to common stockholders from continuing operations	$29,740	$48,776	$42,862	$67,875
Weighted average number of shares:
Basic	39,263,367	39,327,182	39,237,840	39,390,532
Diluted	40,466,149	40,977,178	41,053,772	41,986,455
Net income available to common stockholders from continuing operations per share
Basic	$0.76	$1.24	$1.09	$1.72
Diluted	$0.73	$1.20	$1.04	$1.63

AMERUS GROUP CO.

All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AmerUs Group Co.

We have audited the consolidated balance sheets of AmerUs Group Co. as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 17, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial schedules listed on page S-1 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As described in note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for certain non-traditional long-duration insurance contracts and in 2003 the Company changed its method of accounting for embedded derivatives associated with certain reinsurance agreements.

/s/  Ernst & Young LLP

Des Moines, Iowa
February 17, 2006

AMERUS GROUP CO.

SCHEDULE I
SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2005
			Amount at
			which Shown
	Amortized	Market	in the Balance
Type of Investment	Cost (1)	Value	Sheet
	($ in thousands)

Fixed Maturities:
Bonds
United States Government and government agencies and authorities	$2,532,372	$2,576,366	$2,576,366
States, municipalities and political subdivisions	77,684	78,315	78,315
Foreign governments	184,667	190,855	190,855
Public utilities	2,157,644	2,192,985	2,192,985
Convertibles and bonds with warrants attached	663,210	718,154	718,154
Indexed debt instruments	579,073	568,916	568,916
All other corporate bonds	11,821,031	11,796,290	11,796,290
Redeemable preferred stock	20,277	20,277	20,277

Total fixed maturities	18,035,958	18,142,158	18,142,158
Equity securities:
Common stocks
Banks, trust and insurance companies	65,001	65,003	65,003
Industrial, miscellaneous and all other	2,185	2,185	2,185
Non-redeemable preferred stocks	10,123	10,828	10,828

Total equity securities	77,309	78,016	78,016
Mortgage loans	976,135	XXXXXXX	976,135
Policy loans	483,441	XXXXXXX	483,441
Other long-term investments	347,472	XXXXXXX	347,552
Short-term investments	9,990	XXXXXXX	9,998

Total investments	$19,930,305		$20,037,300

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities, other long-term investments and short-term investments; original cost for equity securities; and unpaid principal balance for mortgage loans and policy loans.

AMERUS GROUP CO.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
(Parent Company)

	December 31,
	2005	2004
	($ in thousands)

ASSETS
Investments:
Fixed maturity securities available-for-sale at fair value	$—	$45,030
Equity securities available-for-sale at fair value	—	262
Other investments	52,785	52,771
Investments in subsidiaries, at equity	2,205,807	2,149,772
Cash and cash equivalents	42,738	32,880
Property and equipment	17,535	15,846
Income taxes receivable	10,995	16,862
Deferred income taxes	32,734	—
Other assets	37,339	25,964

Total assets	$2,399,933	$2,339,387

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
(Parent Company)

	December 31,
	2005	2004
	($ in thousands)

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses and other liabilities	$198,630	$200,485
Deferred income taxes	—	2,233
Notes payable	498,988	513,200

Total liabilities	697,618	715,918

Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, 6,000,000 shares issued and outstanding in 2005	144,830	—
Common Stock, no par value, 230,000,000 shares authorized; 46,675,811 shares issued and 38,612,874 shares outstanding in 2005; 44,225,902 shares issued and 39,400,663 shares outstanding in 2004	46,676	44,226
Additional paid-in capital — common stock	1,231,533	1,198,379
Accumulated other comprehensive income (loss)	(3,612)	114,670
Unearned compensation	(3,783)	(1,238)
Retained earnings	604,747	431,911
Treasury stock	(318,076)	(164,479)

Total stockholders’ equity	1,702,315	1,623,469

Total liabilities and stockholders’ equity	$2,399,933	$2,339,387

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME
(Parent Company)

	For the Years Ended December 31,
	2005	2004	2003
	($ in thousands)

Revenues:
Equity in earnings of subsidiaries	$232,806	$201,948	$186,633
Net investment income	224	2,756	4,647
Realized/unrealized capital gains (losses)	405	(1,653)	(42)
Other income	281	2,787	274

	233,716	205,838	191,512
Expenses:
Operating expenses	22,267	22,310	12,919
Restructuring costs	—	—	3,034
Interest expense	28,700	28,484	26,635
Early extinguishment of debt	19,082	—	—

	70,049	50,794	42,588

Income from continuing operations	163,667	155,044	148,924
Income tax benefit	27,512	33,699	15,072
Minority interest	—	—	(2,849)

Net income from continuing operations	191,179	188,743	161,147
Income from discontinued operations, net of tax	—	3,899	—

Net income	191,179	192,642	161,147
Dividends on preferred stock	2,417	—	—

Net income available for common stockholders	$188,762	$192,642	$161,147

See accompanying notes to condensed financial statements.

AMERUS GROUP CO.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company)

	For the Years Ended December 31,
	2005	2004	2003
	($ in thousands)

Cash flows from operating activities:
Net income	$191,179	$192,642	$161,147
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings	(232,806)	(201,948)	(186,633)
Dividends from subsidiaries	89,302	49,732	83,758
Realized investment (gains) losses	(405)	1,653	42
Early extinguishment of debt	19,082
Minority interest	—	—	2,849
Change in:
Accrued expenses and other liabilities	913	135,338	(15,601)
Income taxes	(17,624)	(18,650)	16,265
Other, net	(4,153)	7,220	(15,040)

Net cash provided by operating activities	45,488	165,987	46,787

Cash flows from investing activities:
Purchase of investments	—	(44,429)	—
Sale of investments	45,088	—	—
Purchase of real estate	—	(2,016)	—
Other assets, net	(8,058)	7,155	—

Net cash provided by (used in) investing activities	37,030	(39,290)	—

Cash flows from financing activities:
Change in other notes payable, net	1,021	(25,511)	(84,664)
Allocation of shares in leveraged ESOP	—	—	1,597
Proceeds from issuance of senior notes	297,522	—	—
Proceeds from issuance of preferred stock	144,830	—	—
Proceeds from issuance of PRIDES	—	—	135,701
Retirement of OCEANs	(204,720)	—	—
Retirement of senior notes	(125,000)	—	—
Capital contribution to subsidiaries	(36,688)	(66,745)	(102,696)
Purchase of treasury stock, net of issuance	(154,555)	(9,153)	—
Dividends paid to common stockholders	(15,926)	(15,737)	(15,658)
Dividends paid to preferred stockholders	(2,417)	—	—
Stock issued under various incentive plans, net of forfeitures	23,273	15,755	11,060
Other, net	—	—	(65)

Net cash used in financing activities	(72,660)	(101,391)	(54,725)

Net increase (decrease) in cash	9,858	25,306	(7,938)
Cash at beginning of period	32,880	7,574	15,512

Cash at end of period	$42,738	$32,880	$7,574

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

(2)	Notes Payable

Notes payable consist of the following:

	December 31,
	2005	2004
	($ in thousands)

OCEANS converted in September 2005 (A)	$—	$189,212
PRIDES notes with an initial maturity date of August 16, 2006 (B)	143,750	143,750
Senior notes bearing interest at 5.95% due August 2015 (C)	300,000	—
Senior notes bearing interest at 6.95% due June 2005 (D)	—	125,000
Revolving Credit Agreement (E)	—	—
Junior Subordinated debentures bearing interest at 8.85% (F)	50,755	50,755
Other intercompany (eliminated in consolidation)	4,483	4,483

	$498,988	$513,200

(A)	On March 6, 2002, the Company issued $185.0 million aggregate original principal amount of OCEANs. In September 2005, holders of the $185.0 million aggregate original principal amount of OCEANs exercised their conversion rights which resulted in the Company’s issuance of 1.7 million shares of common stock and a cash payment of $203 million, including a $12.7 million prepayment premium. The prepayment premium and a write-off of $6.4 million of remaining unamortized debt issuance costs have been reported as early extinguishment of debt expense in the consolidated statement of income. In addition, the conversion resulted in the reclassification of an associated deferred tax liability of $10.7 million to additional paid-in capital on common stock.

(B)	On May 28, 2003, the Company issued $143.8 million of PRIDES which were registered on Form S-3 filed with the Securities and Exchange Commission. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase the Company’s common stock. The note has a minimum term of 4.75 years, which may be extended by the Company in certain circumstances. In addition, the Company entered into a remarketing agreement which requires the Company remarket the notes in 2006. Under the purchase contract, holders of each contract are required to purchase the Company’s common stock on the settlement date of August 16, 2006 based on a specified settlement rate, which will vary according to the applicable market value of the Company’s common stock at the settlement date.

(C)	On August 5, 2005, the Company issued $300.0 million of senior notes under its shelf registration filed with the Securities and Exchange Commission. The senior notes bear interest at 5.95% per year payable semi-annually on February 15 and August 15 of each year commencing on February 15, 2006. The senior notes mature on

AMERUS GROUP CO.

Condensed Financial Information of Registrant

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Parent Company) — (Continued)

August 15, 2015 and may be redeemed at the Company’s option at any time, in whole or in part, subject to payment of a redemption premium.

(D)	The Company repaid the $125.0 million senior notes in June 2005.

(E)	The revolving credit agreement provides for a maximum borrowing of $200 million with the balance maturing in December 2007. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

(F)	The Company has issued $50.8 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with capital securities issued by the trust. The debentures bear interest at the rate of 8.85% and mature February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007.

Maturities of notes payable are as follows for each of the next five years:

($ in thousands)

2006	$4,483
2007	—
2008	143,750
2009	—
2010	—
Thereafter	350,755

$498,988

(3)	Equity Transactions

On September 26, 2005, the Company issued 6.0 million shares of Series A Non-Cumulative Perpetual Preferred Stock under its shelf registration with the Securities and Exchange Commission. Net proceeds amounted to $144.8 million after the related underwriting discount and other costs. Dividends on the preferred stock are non-cumulative and are payable quarterly, when, as and if declared by the board of directors, in whole or in part out of legally available funds. Dividends on the preferred stock accrued from September 26, 2005 with the first dividend payable on December 15, 2005 at a fixed rate of 7.25% per annum of the liquidation preference of $25 per share. Subject to certain restrictions, the Company may redeem the preferred stock at any time in whole, prior to September 15, 2010, at a cash redemption price equal to the greater of $25 per share or the sum of the present values of $25 per share plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends, and any undeclared dividends for the dividend periods from the redemption date to and including the dividend payment date on September 15, 2010. On or after the dividend payment date in September 2010, the shares may be redeemed in whole or in part at a price of $25 per share or $150.0 million in the aggregate plus declared and unpaid dividends to the redemption date without accumulation of any undeclared dividends. The preferred stock has no stated maturity and is not convertible into any other security.

The Company purchased 2.2 million common shares under an accelerated stock repurchase agreement effective August 18, 2005. The initial purchase price of the shares including commission amounted to $114.5 million. The repurchase program allows the Company to purchase the shares immediately, with the counterparty purchasing the shares in the open market. The initial purchase price was $51.32 per share, including commission, and is subject to a market price adjustment feature, which can be net-share settled, based on the actual cost of the shares purchased. At December 31, 2005, the market price adjustment feature would result in the issuance of 0.2 million shares.

AMERUS GROUP CO.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
($ in thousands)

	DAC,						Benefits,
	deferred	Future policy		Other policy			claims,
	sales	benefits, losses		claims &		Net	losses &	Amortization	Other
	inducements, &	claims & loss	Unearned	benefits	Premium	investment	settlement	of DAC &	operating	Premiums
Segment	VOBA	expenses (1)	premiums	payable (2)	revenue	income	expenses (3)	VOBA	expenses	written

Protection Products
12/31/2005	$988,414	$6,243,637		$60,779	$231,841	$358,133	$441,563	$94,748	$75,597	n/a
12/31/2004	$868,309	$5,849,649	$—	$66,305	$263,050	$333,477	$471,001	$91,323	$73,750	n/a
12/31/2003	$789,725	$5,917,278	$—	$52,506	$292,287	$321,532	$501,229	$76,808	$76,048	n/a
Accumulation Products
12/31/2005	$1,385,016	$14,916,058		$4,202	$3,028	$748,887	$503,706	$96,833	$52,350	n/a
12/31/2004	$892,030	$13,727,230	$—	$3,776	$2,602	$697,363	$497,699	$113,540	$51,462	n/a
12/31/2003	$749,987	$12,614,576	$—	$5,868	$4,114	$672,141	$547,798	$102,856	$34,497	n/a
Other
12/31/2005		$89,871		$1,156	$2,100	$2,483	$9,106		$29,615	n/a
12/31/2004	$—	$88,249	$—	$384	$2,014	$6,607	$1,088	$—	$29,852	n/a
12/31/2003	$—	$89,794	$—	$506	$787	$8,241	$3,200	$—	$41,660	n/a
Total
12/31/2005	$2,373,430	$21,249,566	$—	$66,137	$236,969	$1,109,503	$954,375	$191,581	$157,562	n/a
12/31/2004	$1,760,339	$19,665,128	$—	$70,465	$267,666	$1,037,447	$969,788	$204,863	$155,064	n/a
12/31/2003	$1,539,712	$18,621,648	$—	$58,880	$297,188	$1,001,914	$1,052,227	$179,664	$152,205	n/a

(1)	Policy reserves, policyowner funds and dividends payable to policyowners

(2)	Policy and contract claims

(3)	Policyowner benefits, litigation following class certification, net and dividends to policyowners

AMERUS GROUP CO.

SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net
	($ in thousands)

Year Ended December 31, 2005
Life insurance in force	$89,757,699	$81,033,810	$12,557,284	$21,281,173	59.01%

Premiums and product charges
Life insurance	$596,676	$216,780	$35,942	$415,838	8.64%
Annuities	63,973	6,584	—	57,389	—%
Other	7,995	6,094	199	2,100	9.48%

Total premiums and product charges	$668,644	$229,458	$36,141	$475,327	7.60%

Year Ended December 31, 2004
Life insurance in force	$84,353,582	$77,375,294	$13,287,744	$20,266,032	65.57%

Premiums and product charges
Life insurance	$596,449	$205,758	$39,944	$430,635	9.28%
Annuities	63,864	8,293	—	55,571	—%
Other	8,006	6,236	244	2,014	12.12%

Total premiums and product charges	$668,319	$220,287	$40,188	$488,220	8.23%

Year Ended December 31, 2003
Life insurance in force	$83,441,177	$75,316,449	$14,826,361	$22,951,089	64.60%

Premiums and product charges
Life insurance	$572,820	$187,947	$45,629	$430,502	10.60%
Annuities	61,143	13,890	—	47,253	—%
Other	8,173	7,611	225	787	28.59%

Total premiums and product charges	$642,136	$209,448	$45,854	$478,542	9.58%