Form 10-Q
period 2006-03-31
AMERUS GROUP CO/IA
filed 2006-05-04
CIK 1051717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-15166
AMERUS GROUP CO.
(Exact name of registrant as specified in its charter)

IOWA	42-1458424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

699 Walnut Street Des Moines, Iowa	50309-3948
(Address of principal executive offices)	(Zip code)
(515) 362-3600
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	38,806,662 shares as of May 3, 2006
Exhibit index — Page 41

SAFE HARBOR STATEMENT
     This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in our operations and financial results and our business and products, which include words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect (1) our ability to sell our products, (2) the market value of our investments and consequently protection product and accumulation product margins and (3) the lapse rate and profitability of policies; (b) the performance of our investment portfolios which may be affected by general economic conditions, the continued credit quality of the companies whose securities we invest in and the impact of other investment transactions; (c) customer response to new products, distribution channels and marketing initiatives and increasing competition in the sale of insurance and annuities and the recruitment of sales representatives from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (d) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (e) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (f) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (g) litigation or regulatory investigations or examinations; (h) regulatory changes, interpretations, initiatives or pronouncements, including those relating to the regulation of insurance companies and the regulation and sales of their products and the programs in which they are used; (i) changes in the federal income tax and other federal laws, regulations, and interpretations, including federal regulatory measures that may significantly affect the insurance business including limitations on antitrust immunity, the applicability of securities laws to insurance products, minimum solvency requirements, and changes to the tax advantages offered by life insurance and annuity products or programs with which they are used; (j) the impact of changes in standards of accounting; (k) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (l) our ability to integrate the business and operations of acquired entities; and (m) various other factors discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2005.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$16,468,471	$16,727,933
Equity securities	74,889	75,658
Short-term investments	18,996	9,998
Securities held-for-trading purposes at fair value:
Fixed maturity securities	1,383,819	1,414,225
Equity securities	4,087	2,358
Mortgage loans	964,495	976,135
Policy loans	484,260	483,441
Other investments	374,115	347,552

Total investments	19,773,132	20,037,300

Cash and cash equivalents	529,556	600,160
Accrued investment income	241,316	237,221
Premiums, fees and other receivables	39,640	40,667
Income taxes receivable	—	9,005
Reinsurance receivables	727,852	730,532
Deferred policy acquisition costs	1,946,284	1,755,159
Deferred sales inducements	298,880	261,322
Value of business acquired	358,260	356,949
Goodwill	229,670	228,869
Property and equipment	45,539	44,467
Other assets	310,114	306,655
Separate account assets	224,530	221,694

Total assets	$24,724,773	$24,830,000

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$19,620,984	$19,486,854
Policyowner funds	1,489,572	1,483,873

	21,110,556	20,970,727

Accrued expenses and other liabilities	874,103	975,419
Dividends payable to policyowners	209,726	278,839
Policy and contract claims	67,082	66,137
Income taxes payable	100	—
Deferred income taxes	28,290	58,818
Notes payable	555,899	556,051
Separate account liabilities	224,530	221,694

Total liabilities	23,070,286	23,127,685

Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, 6,000,000 shares issued and outstanding in 2006 and 2005	144,830	144,830
Common Stock, no par value, 230,000,000 shares authorized; 46,871,831 shares issued and 38,802,455 shares outstanding in 2006; 46,675,811 shares issued and 38,612,874 shares outstanding in 2005	46,872	46,676
Additional paid-in capital — common stock	1,238,933	1,231,533
Accumulated other comprehensive loss	(118,881)	(3,612)
Unearned compensation	—	(3,783)
Retained earnings	682,943	604,747
Treasury stock, at cost (8,069,376 shares in 2006 and 8,062,937 shares in 2005)	(340,210)	(318,076)

Total stockholders’ equity	1,654,487	1,702,315

Total liabilities and stockholders’ equity	$24,724,773	$24,830,000

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenues:
Insurance premiums	$53,498	$62,546
Product charges	68,062	59,033
Net investment income	285,318	268,711
Realized/unrealized capital gains (losses)	50,645	(48,944)
Other income	12,917	12,556

	470,440	353,902

Benefits and expenses:
Policyowner benefits	211,992	169,583
Underwriting, acquisition and other expenses	40,968	40,608
Amortization of deferred policy acquisition costs and value of business acquired	68,520	52,743
Dividends to policyowners	18,733	20,003

	340,213	282,937

Income from continuing operations	130,227	70,965

Interest expense	8,665	7,780

Income before income tax expense	121,562	63,185

Income tax expense	40,647	1,697

Net income	80,915	61,488

Dividends on preferred stock	2,719	—

Net income available to common stockholders	$78,196	$61,488

Net income available to common stockholders per common share:
Basic	$2.02	$1.55

Diluted	$1.86	$1.43

Weighted average common shares outstanding:
Basic	38,751,160	39,575,696

Diluted	41,960,970	42,930,905

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended March 31,
	2006	2005
	(unaudited)
Net income	$80,915	$61,488

Other comprehensive loss, before tax:
Unrealized losses on securities:
Unrealized holding losses arising during period	(179,609)	(123,642)
Reclassification adjustment for (gains) losses included in net income	1,948	374
Minimum pension liability adjustment	325	—

Other comprehensive loss, before tax	(177,336)	(123,268)
Income tax benefit related to items of other comprehensive loss	62,067	43,144

	(115,269)	(80,124)

Comprehensive loss	$(34,354)	$(18,636)

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and the Year Ended December 31, 2005
($ in thousands)

			Additional	Accumulated
			Paid-In	Other				Total
	Preferred		Capital	Comprehensive	Unearned	Retained	Treasury	Stockholders’
	Stock	Common Stock	Common Stock	Income (Loss)	Compensation	Earnings	Stock	Equity
Balance at December 31, 2004	$—	$44,226	$1,198,379	$114,670	$(1,238)	$431,911	$(164,479)	$1,623,469

2005:
Net income	—	—	—	—	—	191,179	—	191,179
Net unrealized loss on securities	—	—	—	(118,034)	—	—	—	(118,034)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	(248)	—	—	—	(248)
Issuance of preferred stock	144,830	—	—	—	—	—	—	144,830
Conversion of OCEANs	—	1,675	9,069	—	—	—	—	10,744
Stock issued under various incentive plans, net of forfeitures	—	775	24,085	—	(2,545)	—	958	23,273
Purchase of treasury stock	—	—	—	—	—	—	(154,555)	(154,555)
Dividends declared on preferred stock	—	—	—	—	—	(2,417)	—	(2,417)
Dividends declared on common stock	—	—	—	—	—	(15,926)	—	(15,926)

Balance at December 31, 2005	144,830	46,676	1,231,533	(3,612)	(3,783)	604,747	(318,076)	1,702,315

2006 (unaudited):
Net income	—	—	—	—	—	80,915	—	80,915
Net unrealized gain (loss) on securities	—	—	—	(115,438)	—	—	—	(115,438)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	—	—	(42)	—	—	—	(42)
Stock issued under various incentive plans, net of forfeitures	—	196	11,183	—	—	—	(6,817)	4,562
Purchase of treasury stock	—	—	—	—	—	—	(15,317)	(15,317)
Dividends declared on preferred stock	—	—	—	—	—	(2,719)	—	(2,719)
Reclassification of unearned compensation under SFAS 123R	—	—	(3,783)	—	3,783	—	—	—
Minimum pension liability adjustment	—	—	—	211	—	—	—	211

Balance at March 31, 2006	$144,830	$46,872	$1,238,933	$(118,881)	$—	$682,943	$(340,210)	$1,654,487

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$80,915	$61,488
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Product charges	(68,062)	(59,033)
Interest credited to policyowner account balances	131,528	128,781
Change in option value of indexed products and market value adjustments on total return strategy annuities	(11,143)	(44,334)
Realized/unrealized capital (gains) losses	(50,645)	48,944
DAC and VOBA amortization	68,520	52,743
Deferred sales inducements amortization	10,795	5,218
DAC and VOBA capitalized	(115,703)	(114,527)
Change in:
Accrued investment income	(4,095)	(4,888)
Reinsurance receivables	(14,186)	(35,861)
Securities held-for-trading purposes:
Fixed maturities	52,810	74,126
Equity securities	(1,729)	14,913
Liabilities for future policy benefits	(134,121)	(44,876)
Accrued expenses and other liabilities	(100,963)	108,299
Policy and contract claims and other policyowner funds	6,134	21,492
Income taxes:
Current	8,143	(12,771)
Deferred	31,509	(32,304)
Other, net	8,756	7,414

Net cash (used in) provided by operating activities	(101,537)	174,824

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(918,428)	(1,225,650)
Proceeds from sale of fixed maturities available-for-sale	562,124	503,684
Maturities, calls and principal reductions of fixed maturities available-for-sale	233,233	322,205
Purchase of equity securities	(4,523)	(681)
Proceeds from sale of equity securities	5,855	880
Change in short-term investments, net	(8,242)	982
Purchase of mortgage loans	(21,431)	(42,365)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Three Months Ended March 31,
	2006	2005
	(unaudited)
Proceeds from repayment and sale of mortgage loans	32,896	33,187
Purchase of other invested assets	(80,551)	(25,868)
Proceeds from sale of other invested assets	40,069	19,385
Change in policy loans, net	(819)	(1,844)
Other assets, net	(4,530)	(6,075)

Net cash used in investing activities	(164,347)	(422,160)

Cash flows from financing activities:
Deposits to policyowner account balances	716,433	744,034
Withdrawals from policyowner account balances	(508,487)	(409,003)
Change in debt, net	(152)	230
Dividends to preferred shareholders	(2,719)	—
Stock issued under various incentive plans, net of forfeitures	4,562	5,819
Purchase of treasury stock	(15,317)	—
Excess tax benefits on share-based compensation	960	—

Net cash provided by financing activities	195,280	341,080

Net (decrease) increase in cash	(70,604)	93,744

Cash and cash equivalents at beginning of period	600,160	478,441

Cash and cash equivalents at end of period	$529,556	$572,185

Supplemental disclosure of cash activities:

Interest paid	$15,127	$8,738

Income taxes (received) paid	$(999)	$43,044

Supplemental disclosure of non-cash operating activities:

Capitalization of deferred sales inducements	$24,846	$22,418

Supplemental disclosure of non-cash operating activities:

Accrual of treasury stock purchases	$—	$19,578

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) CONSOLIDATION AND BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally AmerUs Life Insurance Company (ALIC), AmerUs Annuity Group Co. and its subsidiaries (collectively, AAG), AmerUs Capital Management Group, Inc. and its subsidiaries (collectively, ACM), and ILICO Holdings, Inc., the holding company of Indianapolis Life Insurance Company (ILIC) and its subsidiaries (collectively, ILICO). All significant intercompany transactions and balances have been eliminated in consolidation.
     Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.
(2) Stock-Based Compensation
Adoption of SFAS 123R
     The Company has various share-based compensation plans, which provide for equity awards including stock options, non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), a long-term incentive plan and a management incentive payment deferral plan. In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” (SFAS 123R) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). The statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective on January 1, 2006, the Company adopted the modified prospective transition method provided under SFAS 123R. Compensation cost associated with share-based compensation plans recognized for the three months ended March 31, 2006 includes (1) the amortization related to the remaining unvested portion of all share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) the amortization related to all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R.

     The effect on pro-forma net income and earnings per share in 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation would have been as follows:
        .

	For The Three Months Ended March 31,
	2006	2005
	($ in thousands, except share data)
Net income available to common stockholders, as reported	$78,196	$61,488
Add: 2005 stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: 2005 total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(659)

2006 actual and 2005 pro forma net income available to common stockholders	$78,196	$60,829

Earnings per common share:
Basic — as reported	$2.02	$1.55

Basic — pro forma	$2.02	$1.54

Diluted — as reported	$1.86	$1.43

Diluted — pro forma	$1.86	$1.42

     As part of the adoption of SFAS 123R, the unrecognized compensation cost related to non-vested share-based compensation awards granted prior to January 1, 2006, previously recognized as a separate component of stockholders’ equity amounting to $3.8 million was reclassified to additional paid-in capital. In addition, prior to the adoption of SFAS 123R, the tax benefits resulting from the exercise of share-based compensation were reported as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of cumulative compensation cost recognized for exercise be classified as financing cash flows. There was no initial change to net income or total stockholders’ equity upon adoption of SFAS 123R.
General
     Stock options, non-vested stock, non-vested stock units, non-vested stock units under the long-term incentive plan and management incentive payment deferral plan units are settled in the Company’s stock. Upon exercise of these awards, the Company issues shares from treasury or issues new shares of common stock as the awards cannot be settled for cash. The Company’s SARs are settled in cash rather than shares of stock.
     Total compensation expense for share-based awards amounted to $1.7 million ($1.1 million after-tax) and $0.9 million ($0.6 million after-tax) for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $20.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over vesting periods of generally three to five years.
Stock Option Plans
     The Company has four stock incentive plans authorizing the issuance of incentive and non-qualified stock options to employees, officers and non-employee directors of the Company. The option price per share under all plans may not be less than the fair value of the Company’s common stock on the date of grant and the term of the option may not be longer than ten years. Options granted on or subsequent to January 1, 2003, have a five-year vesting schedule with one-fifth of the options granted vesting at the end of each of the five years. Generally, options granted prior to January 1, 2003, have a three-year vesting schedule with one-third of the options granted vesting at the end of each of the three years. Option expense was recorded for the first time in the three months ended March 31, 2006, which amounted to $0.8 million.

     A summary of the Company’s stock option plans follows:

	Three Months Ended March 31, 2006
		Weighted
	Number	average
	of	exercise
	shares	price
Outstanding, beginning of period	2,754,287	$32.00
Granted at market price	315,500	59.86
Exercised	(129,141)	25.15

Outstanding, end of period	2,940,646	$35.29

Exercisable, end of period	2,101,582	$30.64

     The following table summarizes information about stock options outstanding under the Company’s option plans as of March 31, 2006:

Options Outstanding
		Weighted	Weighted
Range	Remaining	average	average
of exercise	options	contractual	exercise
prices	outstanding	life in years	price
$18.30 - $24.40	428,274	3.5	$20.90
$24.40 - $30.50	957,150	5.3	28.37
$30.50 - $36.60	251,584	4.6	34.21
$36.60 - $42.70	703,205	6.7	37.98
$42.70 - $48.80	259,933	8.8	46.07
$48.80 - $54.90	15,000	9.3	51.29
$54.90 - $61.00	325,500	9.8	59.78

	2,940,646	6.1	$35.29

     The following table summarizes information about stock options exercisable under the Company’s option plans as of March 31, 2006:

Options Exercisable
		Weighted
Range		average
of exercise	Options	exercise
prices	exercisable	price
$18.30 - $24.40	428,274	$20.90
$24.40 - $30.50	823,870	28.61
$30.50 - $36.60	238,915	34.19
$36.60 - $42.70	555,920	38.09
$42.70 - $48.80	54,603	46.55
$48.80 - $54.90	—	—
$54.90 - $61.00	—	—

	2,101,582	$30.64

     The total intrinsic value of options exercised was $4.6 million for the three months ended March 31, 2006. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $73.4 million and $62.2 million, respectively.
     The fair values of options granted are estimated on the date of grant using a Monte Carlo simulation pricing model for awards granted on or after January 1, 2006, and the Black-Scholes pricing model for awards granted prior to January 1, 2006. The determination of the fair value of option awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. For the 2006 pricing model, the expected term of options granted is estimated by taking the average of the vesting term and the contractual term of the option. The volatility of the common stock is estimated by considering both historical and implied volatility in market traded options. The risk-free interest rate in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company plans to continue paying a $0.40 per share cash dividend for the foreseeable future. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record compensation expense only for those awards that are expected to vest. All option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The following are the weighted average assumptions used:

	2006	2005

Expected Volatility	24.64%	30.11%
Risk-free Interest Rate	4.68%	4.31%
Dividend Yield	0.66%	0.88%
Weighted average fair value of options granted	$19.44	$20.25
Non-vested Stock
     The Company has awarded restricted stock to eligible employees and non-employee directors under two of the stock incentive plans. The awards have restriction periods of one to five years tied to employment and/or service. The awards are recorded at the market value on the date of the grant as unearned compensation, included in additional paid-in capital, since common shares were legally issued on that date. The initial values of these grants are amortized over the restriction periods, net of forfeitures. Non-vested stock and compensation expense information is as follows:

	Three Months Ended March 31, 2006
	Number	Weighted
	of	average
	shares	price
Outstanding, beginning of period	48,277	$39.57
Granted at market price	2,745	56.61

Outstanding, end of period	51,022	$40.48

Compensation expense ($ in thousands)		$99

Non-vested Stock Units
     The Company awarded 57,296 non-vested common stock units to an employee under one of the stock incentive plans in 2005. The awards have restriction periods of three to four years tied to employment or service. The awards were recorded at the market value on the date of the grant as unearned compensation, included in additional paid-in capital, as shares will be issued at the end of the restriction period. The initial values of these grants are amortized over the restriction periods, net of forfeitures. Compensation expense amounted to $0.2 million for the three months ended March 31, 2006.
Stock Appreciation Rights
     The Company is authorized to grant SARs to agents under its non-employee stock option plan. Issuance of SARs is made at the sole discretion of the Company. The terms and conditions under this plan are similar to the employee stock incentive plans. The SARs are accounted for as a liability instrument since the awards are settled for cash. The liability for the awards is adjusted based on the current market value of the Company’s stock at each reporting date. The Company’s SARs are summarized as follows:

	Three Months Ended March 31, 2006
	Number	Weighted
	of	average
	shares	value
Outstanding, beginning of period	51,755	$34.77
Granted at market price	9,500	60.09
Exercised	(3,552)	33.39

Outstanding, end of period	57,703	$39.02

Compensation expense ($ in thousands)		$73

Long-term Incentive Plan
     As part of the stock incentive plans for employees and non-employees, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant awards to senior officers in connection with a long-term incentive plan. The plan provides for an initial grant of units. The units are earned over a multi-year period and the number of units earned varies with the level of performance achieved over such performance period. The number of units earned range from zero to 200% of the initial units granted. Expense is determined based on the grant date fair value of the units determined by a Monte Carlo simulation model. Awards will be paid in common stock or such other consideration as the committee may determine. Awards under this plan are granted under and subject to the terms and conditions of the employee stock incentive plans. As of March 31, 2006 and December 31, 2005, there were 0.1 million units outstanding under the plan. Compensation expense for the plan amounted to $0.4 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. The total fair value of awards granted during the three months ended March 31, 2006 and 2005 amounted to $2.3 million and $2.5 million, respectively.
Management Incentive Payment Deferral Plan
     The Company has a management incentive payment deferral plan under which eligible employees can elect to defer their annual cash bonuses. The Human Resources and Compensation Committee of the Board of Directors determines each year the maximum amount of deferral and percentage of match by the Company. Employees can defer up to 100% of bonuses received. Participant deferrals are 50% matched by the Company up to a maximum match of $10,000. The total deferrals, including participant deferrals and Company match, have a restriction period of three years during which the deferrals cannot be paid out except for certain specified events. Deferrals and match amounts are used to purchase units equal in value to a share of the Company’s common stock on the date of deferral. Shares of common stock are distributed at the end of the restriction period. At March 31, 2006 and December 31, 2005, there were 0.2 million and 0.3 million units outstanding with the value of the vested and partially vested units outstanding amounting to $0.9 million and $0.6 million, respectively, which is included as unearned compensation in additional paid-in capital in stockholders’ equity of the consolidated balance sheet. The total fair value of deferrals and match awards granted during the three months ended March 31, 2006 and 2005 amounted to $2.5 million and $2.6 million, respectively. Compensation expense associated with the match portion of the plan amounted to $0.1 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.
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
     Diluted earnings per share applicable to the Company’s PRIDES securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 2,454,233 and 1,502,762 shares to the diluted earnings per share calculation for the three months ended March 31, 2006 and 2005, respectively.
     As of September 13, 2005, all of the Company’s OCEANs were converted with settlement in cash and common stock. Diluted earnings per share applicable to the OCEANs were determined using the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for periods ending after December 15, 2004. EITF 04-8 requires diluted earnings per share to be computed following the guidance of EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” for securities such as the OCEANs which are considered to be “Instrument C” securities. The conversion spread portion of an Instrument C security should be included in diluted earnings per share based on the number of shares that would be required to be delivered if the instrument had been converted at the end of the period. The OCEANs added 990,066 shares to the diluted earnings per share calculation for the three months ended March 31, 2005.

	For The Three Months Ended March 31,
	2006			2005
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
	($ in thousands, except share data)
Basic EPS

Net income available to common stockholders from continuing operations	$78,196	38,751	$2.02	$61,488	39,576	$1.55

Effect of dilutive securities
Equity compensation	—	756	(0.04)	—	862	(0.03)
PRIDES	—	2,454	(0.12)	—	1,503	(0.05)
OCEANs	—	—	—	—	990	(0.04)

Diluted EPS	$78,196	41,961	$1.86	$61,488	42,931	$1.43

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
     Summarized financial information of the Closed Block as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 are as follows:

	March 31,	December 31,
	2006	2005
	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,750,868	$2,765,095
Policyowner funds	7,740	7,835
Accrued expenses and other liabilities	6,693	6,420
Dividends payable to policyowners	154,219	154,793
Policy and contract claims	20,014	17,986
Policyowner dividend obligation	48,308	116,684

Total Liabilities	2,987,842	3,068,813

Assets:
Fixed maturity securities available-for-sale at fair value	1,911,320	1,916,052
Mortgage loans	58,988	60,541
Policy loans	331,377	331,561
Cash and cash equivalents	3,264	63,506
Accrued investment income	31,500	32,972
Premiums and fees receivable	53,536	58,778

Total Assets	2,389,985	2,463,410

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$597,857	$605,403

	For The Three Months Ended March 31,
	2006	2005
	($ in thousands)
Operations:
Insurance premiums	$37,349	$41,887
Product charges	1,610	1,701
Net investment income	35,603	34,419
Realized gains (losses) on investments	(1,062)	130
Policyowner benefits	(46,026)	(50,121)
Underwriting, acquisition and other expenses	(1,495)	(557)
Dividends to policyowners	(16,876)	(18,168)

Contribution from the Closed Block before income taxes	$9,103	$9,291

(5) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In addition, we also have trading securities that back our total return strategy traditional annuity products. During the first three months of 2006 and 2005, an unrealized gain has been recognized amounting to $6.0 million and an unrealized loss of $21.7 million, respectively, primarily from the change in fair value on the trading securities backing the total return strategy products. Additionally, realized/unrealized gains (losses) on investments included an unrealized gain of $45.8 million and an unrealized loss of $27.6 million for the first three months of 2006 and 2005, respectively, primarily from the change in fair value on call options used as a natural hedge of embedded options within indexed products. Policyowner benefits included an adjustment to contract liabilities for fair value changes in options embedded within the indexed products and fair value changes on total return strategy annuity contracts. The total adjustment to policyowner benefits amounted to a decrease in expense of $11.1 million and $44.3 million for the first three months of 2006 and 2005, respectively.
     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held-for-trading	$6,497	$—	$(456)	$6,041
Options	—	45,838	(3)	45,835
Market value adjustment to liabilities	(5,382)	13,627	2,898	11,143
Cash flow hedge amortization	—	—	28	28
DAC and deferred sales inducements amortization impact of net adjustments above	(1,517)	(20,519)	—	(22,036)

Pre-tax total	(402)	38,946	2,467	41,011
Income taxes	141	(13,631)	(864)	(14,354)

After-tax total	$(261)	$25,315	$1,603	$26,657

	Three Months Ended March 31, 2005
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held-for-trading	$(18,374)	$—	$(3,294)	$(21,668)
Options	—	(26,895)	(688)	(27,583)
Market value adjustment to liabilities	9,392	32,478	2,464	44,334
Cash flow hedge amortization	—	—	39	39
DAC and deferred sales inducements amortization impact of net adjustments above	1,237	(4,361)	—	(3,124)

Pre-tax total	(7,745)	1,222	(1,479)	(8,002)
Income taxes	2,711	(428)	518	2,801

After-tax total	$(5,034)	$794	$(961)	$(5,201)

(6) FEDERAL INCOME TAXES
     The effective income tax rate varied from the prevailing corporate rate primarily as a result of tax exempt income and a reduction in the income tax accrual for the three months ended March 31, 2006 and 2005. The accrual reductions for the release of provisions originally established for potential tax adjustments related to open Internal Revenue Service exam years from 1997 through 2003 which were settled or eliminated during 2006 and 2005. The accrual was reduced $0.6 million and $19.9 million in the first three months of 2006 and 2005, respectively. The 2005 accrual reduction was primarily related to the settlement of the tax treatment of a leveraged lease investment and the determination of taxable income of some partnership investments. The effective income tax rate excluding the accrual reductions was 33.9% and 34.2% for the three months ended March 31, 2006 and 2005, respectively.
(7) COMMITMENTS AND CONTINGENCIES
     AmerUs is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings arising in the ordinary course of its business. In recent years, the life insurance industry, including AmerUs Group Co. and its subsidiaries, has been subject to an increase in litigation pursued on behalf of both individuals and purported classes of insurance purchasers, questioning the conduct of insurers and their agents in the marketing of their products. AmerUs’ pending lawsuits raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies. In addition, state and federal regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning compliance by AmerUs and others with applicable insurance and other laws. AmerUs responds to such inquiries and cooperates with regulatory examinations in the ordinary course of business.
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
     In November 2005, the Superior Court of the State of California for the County of San Luis Obispo approved a settlement of a statewide class of annuity holders and purchasers of estate planning services, Cheves v. American Investors Life Insurance Company, Family First Estate Planning and Family First Insurance Services, et al. The allegations in this case involved claims of breach of contract, misrepresentation, unfair competition and deceptive trade practices. Given the charges previously taken regarding this matter, AmerUs does not currently anticipate that any additional charges will be required as a result of this settlement.
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
(8) EMPLOYEE BENEFIT PLANS
     The Company has a frozen defined benefit pension plan and also has defined benefit plans which provide supplemental retirement benefits to certain agents and executives. In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees. The following is a summary of net periodic benefit cost for these plans for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Components of net periodic benefit cost:
Service cost	$266	$79
Interest cost	1,533	1,472
Expected return on plan assets	(1,219)	(1,216)
Amortization of prior service cost	(34)	22
Amortizaton of actuarial loss	169	178

Total expense	$715	$535

(10) OPERATING SEGMENTS
     The Company has two operating segments: Protection Products and Accumulation Products. Products generally distinguish a segment. A brief description of each segment follows:
     Protection Products. The primary product offerings consist of term life, universal life and indexed life insurance policies. Indexed life is a type of universal life or interest-sensitive whole life product. These products are marketed on a national basis primarily through Independent Marketing

Organizations (IMOs), a Career Marketing Organization (CMO) system, a Personal Producing General Agent (PPGA) system, and a New York distribution system.
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
     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are shown between segment pre-tax operating income and net income on the following operating segment tables and are as follows:
1)	Realized/unrealized gains and losses on open block assets.

2)	Market value changes and amortization of assets and liabilities associated with the accounting for derivatives, such as:
•	Unrealized gains and losses on open block options and securities held for trading.

•	Change in option value of indexed products and market value adjustments on total return strategy annuities.

•	Cash flow hedge amortization.
3)	Amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments.

4)	Amortization of deferred sales inducements related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments.

5)	Other income from non-insurance operations.

6)	Interest expense.

7)	Income tax expense.
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
     Assets are segmented based on policy liabilities directly attributable to each segment. There are no significant intersegment transactions. Depreciation and amortization, excluding amortization of DAC, deferred sales inducements, and VOBA as previously discussed, are not significant. There have been no material changes in segment assets since December 31, 2005.

Operating Segment Income
($ in thousands)

	Three Months Ended March 31, 2006
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$52,644	$942	$(88)	$53,498
Product charges	55,119	12,943	—	68,062
Net investment income	88,306	196,657	355	285,318
Realized/unrealized losses on closed block investments	(1,062)	—	—	(1,062)
Other income:
Income from Independent Marketing Organizations	—	8,599	—	8,599
Other	871	2,620	827	4,318

	195,878	221,761	1,094	418,733

Benefits and expenses:
Policyowner benefits	90,412	127,675	(323)	217,764
Underwriting, acquisition, and other expenses:
Operating expenses	17,151	9,424	7,505	34,080
Expenses from Independent Marketing Organizations	—	6,888	—	6,888
Amortization of DAC and VOBA	30,360	21,701	—	52,061
Dividends to policyowners	18,733	—	—	18,733

	156,656	165,688	7,182	329,526

Segment pre-tax operating income	$39,222	$56,073	$(6,088)	89,207

Realized/unrealized losses on open block assets				(169)

Unrealized gains on open block options and trading investments				51,876

Change in option value of indexed products and market value adjustments on total return strategy annuities				11,143

Cash flow hedge amortization				28

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				(16,459)

Amortization of deferred sales inducements due to open block gains and losses and market value adjustments				(5,399)

Income from continuing operations				130,227

Interest (expense)				(8,665)

Income tax (expense)				(40,647)

Net income				80,915

Dividends on preferred stock				(2,719)

Net income available to common stockholders				$78,196

Operating Segment Income
($ in thousands)

	Three Months Ended March 31, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$61,483	$480	$583	$62,546
Product charges	47,077	11,956	—	59,033
Net investment income	86,886	181,646	179	268,711
Realized/unrealized gains on closed block investments	130	—	—	130
Other income:
Income from Independent Marketing Organizations	—	9,011	—	9,011
Other	861	2,541	520	3,922

	196,437	205,634	1,282	403,353
Benefits and expenses:
Policyowner benefits	89,201	124,728	27	213,956
Underwriting, acquisition, and other expenses:
Operating expenses	18,393	7,260	7,024	32,677
Expenses from Independent Marketing Organizations	—	7,931	—	7,931
Amortization of DAC and VOBA, net of	24,871	25,047	—	49,918
Dividends to policyowners	20,002	1	—	20,003

	152,467	164,967	7,051	324,485

Segment pre-tax operating income	$43,970	$40,667	$(5,769)	78,868

Realized/unrealized gains on open block assets				177

Unrealized losses on open block options and trading investments				(49,251)

Change in option value of indexed products and market value adjustments on total return strategy annuities				44,334

Cash flow hedge amortization				39

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				(2,825)

Other income from non-insurance operations				(377)

Income from continuing operations				70,965

Interest (expense)				(7,780)

Income tax (expense)				(1,697)

Net income				61,488

Dividends on preferred stock				—

Net income available to common stockholders				$61,488

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated financial condition of AmerUs Group Co. as of March 31, 2006, compared with December 31, 2005, and our consolidated results of operations for the three months ended March 31, 2006 and 2005. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with our MD&A and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
NATURE OF OPERATIONS
     We are a holding company whose subsidiaries are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life, annuity and insurance deposit products to individuals and businesses. Collectively, our subsidiaries are licensed in 50 states, the District of Columbia and the U.S. Virgin Islands. We have two reportable operating segments: protection products and accumulation products. The primary offerings of the protection products segment are interest-sensitive whole life, term life, universal life and indexed life insurance policies. The primary offerings of the accumulation products segment are individual fixed annuities (comprised of traditional fixed annuities and indexed annuities) and funding agreements.
FINANCIAL HIGHLIGHTS
     Our financial highlights are as follows:

	For The Three Months Ended March 31,
	2006	2005
Segment pre-tax operating income:
Protection Products	$39,222	$43,970
Accumulation Products	56,073	40,667
Other operations	(6,088)	(5,769)

Total segment pre-tax operating income	89,207	78,868

Non-segment expense, net (A)	8,292	17,380

Net income	80,915	61,488

Dividends on preferred stock	2,719	—

Net income available to common stockholders	$78,196	$61,488

Diluted net income available to common stockholders per common share	$1.86	$1.43

	March 31,	December 31,
	2006	2005
Total assets	$24,724,773	$24,830,000

Stockholders’ equity	$1,654,487	$1,702,315

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, interest expense, and income taxes.

     Operating segment income decreased for the protection products segment and increased for the accumulation products segment in the first quarter of 2006 as compared to the same period in 2005. Our protection products pre-tax operating income reflects higher product margins offset by the corresponding DAC amortization on such margins. The decline in pre-tax operating income is primarily due to lower net investment income growth as capital was redeployed from this segment to fund treasury stock purchases in 2005. Our accumulation products pre-tax operating segment income increased primarily due to higher assets under management.
     Net income increased in the first three months of 2006 compared to 2005 primarily as a result of higher operating segment income and increased unrealized gains on derivatives. Partially offsetting this growth was higher income tax expense as first quarter 2005 results included a reduction in the income tax accrual.
     Total assets decreased $105.2 million during the first three months of 2006 primarily as a result of increased unrealized losses on investments. Total investments grew $151 million which was offset by an increase in unrealized investment losses of $415 million. Stockholders’ equity decreased $47.8 million in the first three months of 2006 primarily as a result of increased unrealized losses on available-for-sale investments of $115.4 million, treasury stock purchases of $15.3 million, and dividends declared on preferred stock in the first quarter of $2.7 million. The decrease was partially offset by increased year-to-date net income of $80.9 million and stock issued under various incentive plans of $4.6 million. The unrealized losses included in accumulated other comprehensive loss are presented after related adjustments to DAC, VOBA, capitalized deferred sales inducements, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes.
PROTECTION PRODUCTS
     Our protection products segment primarily consists of term life, universal life and indexed life insurance policies. These products are marketed on a national basis primarily through IMOs, CMOs, a PPGA distribution system and a New York distribution system. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality policies. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. In addition, the protection products segment includes the results of the closed block. Protection products in force totaled $102.6 billion at March 31, 2006 and $102.5 billion at December 31, 2005. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Three Months Ended March 31,
	2006	2005
	($ in thousands)
Revenues:
Insurance premiums	$52,644	$61,483
Product charges	55,119	47,077
Net investment income	88,306	86,886
Realized gains (losses) on closed block investments	(1,062)	130
Other income	871	861

Total revenues	195,878	196,437

Benefits and expenses:
Policyowner benefits	90,412	89,201
Underwriting, acquisition and other expenses	17,151	18,393
Amortization of DAC and VOBA, net of open block gain/loss adjustment	30,360	24,871
Dividends to policyowners	18,733	20,002

Total benefits and expenses	156,656	152,467

Pre-tax operating income — Protection Products segment	$39,222	$43,970

     Pre-tax operating income from our protection products decreased 10.8% in the first quarter of 2006 compared to the first quarter of 2005. Our protection products pre-tax operating income reflects higher product margins offset by the corresponding DAC amortization on such margins. The decline in pre-tax operating income is primarily due to lower net investment income growth as capital from this segment was utilized for treasury stock purchases in 2005. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.
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

	Sales Activity by Product
	For The Three Months Ended March 31,
	2006	2005
	($ in thousands)
Traditional life insurance:
Interest-sensitive whole life	$66	$106
Term and other life	1,460	3,057
Universal life
Flexible premium without no lapse guarantee	691	4,871
Indexed life:
Flexible premium without no lapse guarantee	21,515	13,461
Flexible premium with no lapse guarantee	4,465	2,855
Fixed premium excess interest whole life	1,248	1,710
Single premium	367	—

Total	$29,812	$26,060

     Annualized premiums increased 14% in the first quarter of 2006 as compared to the first quarter of 2005 due to continued growing customer demand for indexed life products. In the first three months of 2006, sales of indexed life products were $27.6 million as compared to $18.0 million for 2005 and comprised 93% of total direct sales in the first quarter of 2006 compared to 69% in the first quarter of 2005. We are the leading writer of indexed life products in the United States. Traditional and universal life insurance sales continue to decline due to continued growing customer demand for indexed life products.
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
     Insurance premium revenue was lower in the first quarter of 2006 as compared to the first quarter of 2005 primarily due to higher reinsurance costs resulting from a timing difference in the recognition of reinsurance premiums, a decline in closed block in force business and lower sales of traditional products as a result of increasing consumer demand for indexed life products. Product charge revenue was higher in 2006 as compared to 2005 due to growth in the indexed life block of business.
     Persistency. Persistency, which we measure in terms of a lapse rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates, based on a rolling four quarter period, were 6.5% as of March 31, 2006 and 2005 and increased from 6.2% as of December 31, 2005 primarily due to higher lapse rates on the whole life product line. Our persistency experience remained within our pricing assumptions.
     Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income increased for the first quarter of 2006 as compared to the same period a year ago as a result of the growth in average protection products assets which increased approximately $202 million in 2006 over 2005. The year-to-date earned rate of the investment portfolio was 6.30% compared to 6.35% a year ago. Growth in product assets was partially reduced as capital was redeployed from the protection products segment during 2005 to fund purchases of treasury stock.
     Mortality and Benefit Expense. Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. Benefit expense was higher in the first quarter of 2006 compared to 2005 primarily due to the growth in our in force block of indexed life business. Partially offsetting this growth was more favorable traditional mortality experience in the first quarter of 2006 as compared to the first quarter of 2005. Open block mortality remained within our pricing assumptions.
     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses decreased for the first quarter of 2006 compared to 2005 primarily due to decreased state premium taxes and lower personnel costs as we continue to centralize our administrative functions.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which increased for the first quarter of 2006 as compared to 2005. DAC and VOBA are generally amortized in proportion to product gross margins which increased in 2006, resulting in higher amortization expense. Amortization expense also increased as a result of higher lapses in the whole life product line.
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
     Dividend expense decreased for the first quarter of 2006 compared to 2005 due to decreased closed block earnings resulting primarily from the realized losses on closed block investments.
ACCUMULATION PRODUCTS
     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage product spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality policies. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $13.6 billion at March 31, 2006 and $13.5 billion at December 31, 2005. A summary of our accumulation products segment operations follows:

	For The Three Months Ended March 31,
	2006	2005
	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$942	$480
Product charges	12,943	11,956
Net investment income	196,657	181,646
Other income	2,620	2,541

Total revenues	213,162	196,623

Benefits and expenses:
Policyowner benefits	127,675	124,728
Underwriting, acquisition and other expenses	9,424	7,260
Amortization of DAC and VOBA	21,701	25,047
Dividends to policyowners	—	1

Total benefits and expenses	158,800	157,036

IMO Operations:
Other income	8,599	9,011
Other expenses	6,888	7,931

Net IMO operating income	1,711	1,080

Pre-tax operating income — Accumulation Products segment	$56,073	$40,667

     Pre-tax operating income from our accumulation products operations increased 38% in the first quarter of 2006 compared to the first quarter of 2005 primarily due to higher assets under management. The drivers of profitability in our accumulation products business include deposits, persistency, product spread, expenses, and IMO operations.
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

	Deposits by Product
	For The Three Months Ended March 31,
	2006	2005
	($ in thousands)
Annuities
Deferred fixed annuities:
Traditional fixed annuities	$37,221	$68,882
Indexed annuities	480,106	503,070
Variable annuities	593	545

Total direct annuities	517,920	572,497

Reinsurance ceded	(225)	(1,970)

Total deposits, net of reinsurance	$517,695	$570,527

     Direct annuity deposits decreased 10% in the first quarter of 2006 compared to 2005. Sales were impacted by the higher short-term interest rate environment and the resulting increased demand for competing certificate of deposit products. Indexed annuities comprised 93% of total direct annuity deposits in the first quarter of 2006 compared to 88% in the first quarter of 2005. Our wholly-owned and proprietary organizations accounted for approximately 83% of our annuity deposits in the first quarter of 2006 compared to 84% in the first quarter of 2005. We expect higher interest rates will continue to impact our accumulation segment sales.
     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges increased in the first quarter of 2006 as compared to 2005 due to increased policy withdrawals within the surrender charge period.
     Persistency. Persistency, which we measure in terms of a withdrawal rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low withdrawal rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements, based on a rolling four quarter period, increased in 2006 to 9.3% or $407.8 million and 8.0% or $243.2 million as of March 31, 2006 and 2005, respectively. During the quarter, a large block of guaranteed rate annuity business came out of its rate lock period resulting in the increased surrenders. Overall lapse experience on this block of business has been better than expected and our total withdrawal experience remains within our pricing assumptions.
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

	For The Rolling Four Quarters Ended March 31,
	2006	2005
Asset earned rate	5.72%	5.74%
Liability credited rate	3.55%	3.53%

Product spread	2.17%	2.21%

     The product spread decreased four basis points to 217 basis points for the first quarter of 2006 compared to the first quarter of 2005. Liability crediting rates were increased as short-term interest rates rose.
     At March 31, 2006, the account value of traditional annuities totaled $5.4 billion of which approximately 92% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $4.6 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. Traditional annuities with an account value of $0.4 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 175 basis points. The remaining multi-year period is less than one year. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.
     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses increased in the first quarter of 2006 compared to 2005 primarily due to higher legal costs and non-deferrable agent commissions associated with a policy persistency program.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which decreased for the first quarter of 2006 as compared to 2005. The decline in amortization was primarily due to better than expected lapse experience on our multi-year guarantee product.
     IMO Operations. IMO Operations are a key driver of our business as the earnings from our wholly-owned IMOs are a component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products in their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own four such IMOs. The income from IMO operations primarily represents annuity commissions received by our wholly-owned IMOs from those third party insurance companies. Net IMO operating income increased in the first quarter of 2006 compared to 2005 primarily due to lower legal expenses.
OTHER
     The other operations consist of our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate management subsidiary, and accident and health insurance.

INCOME STATEMENT RECONCILIATION
     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended March 31,
	2006	2005
	($ in thousands)
Segment pre-tax operating income:
Protection Products	$39,222	$43,970
Accumulation Products	56,073	40,667
Other operations	(6,088)	(5,769)

Total segment pre-tax operating income	89,207	78,868

Non-segment items — increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	(169)	177
Unrealized gains (losses) on open block options and trading investments	51,876	(49,251)
Change in option value of indexed products and market value adjustments on total return strategy annuities	11,143	44,334
Cash flow hedge amortization	28	39
Amortization of DAC and VOBA due to open block gains and losses and market value adjustments	(16,459)	(2,825)
Amortization of deferred sales inducements due to open block gains and losses and market value adjustments	(5,399)	—
Other loss from non-insurance operations	—	(377)

Income from continuing operations	130,227	70,965

Interest expense	(8,665)	(7,780)
Income tax expense	(40,647)	(1,697)

Net income	80,915	61,488

Dividends on preferred stock	(2,719)	—

Net income available to common stockholders	$78,196	$61,488

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block assets will fluctuate from period to period depending on the prevailing interest rates, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses.
     Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on prevailing interest rates, the economic environment and credit events. We also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in unrealized gains of $6.1 million and unrealized losses of $21.7 million in the first quarter of 2006 and 2005, respectively. In addition, we use options to hedge our indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized gain of $45.8 million and an unrealized loss of $27.6 million in the first quarter of 2006 and 2005, respectively.
     Most of the unrealized gains and losses on the options and trading securities assets are offset by similar adjustments to the option portion of the indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income as the change in option value of indexed products and market value adjustments on total return strategy annuities. The total adjustment to policyowner benefits amounted to reduced expense of $11.1 million and $44.3 million in the first quarter of 2006 and 2005, respectively.
     DAC, VOBA and deferred sales inducements amortization is adjusted for realized and unrealized gains and losses and derivative related market value adjustments. As a result of the fluctuating gains and losses and derivative adjustments between periods, DAC and VOBA amortization expense increased $13.6 million and deferred sales inducements amortization increased $5.4 million in the first quarter of 2006 as compared to 2005.
     Income Tax Expense. The effective income tax rate varied from the prevailing corporate rate primarily as a result of tax exempt income and a reduction in the income tax accrual for the three months ended March 31, 2006 and 2005. The accrual reductions for the release of provisions originally established for potential tax adjustments related to open Internal Revenue Service exam years from 1997 through 2003 which were settled or eliminated during 2006 and 2005. The accrual was reduced $0.6 million and $19.9 million in the first three months of 2006 and 2005, respectively. The 2005 accrual reduction was primarily related to the settlement of the tax treatment of a leveraged lease investment and the determination of taxable income of some partnership investments. The effective income tax rate excluding the accrual reductions was 33.9% and 34.2% for the three months ended March 31, 2006 and 2005, respectively.
ACCOUNTING DEVELOPMENTS
     In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). The statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS 123R requires the fair value of all share-based awards to employees subsequent to January 1, 2006 to be recognized in the income statement over the vesting period, generally five years from date of grant or award. Effective on January 1, 2006 we adopted the modified prospective transition method provided under SFAS 123R. There was no effect to net income or total stockholders’ equity upon its adoption. See Note 2 to our consolidated financial statements for additional information regarding compensation expense included in net income for the first quarter of 2006 and the pro forma disclosure of compensation expense for the first quarter of 2005.
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
     The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries. Based on the state law limitations and 2005 results, our life insurance subsidiaries could pay us an estimated $143 million in dividends in

2006 without obtaining regulatory approval. Our life insurance subsidiaries paid us approximately $30 million in dividends this quarter.
     We have a $200 million revolving credit facility, which we refer to as the Revolving Credit Agreement, with a syndicate of lenders. As of March 31, 2006, there was no outstanding loan balance. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) cannot have an interest coverage ratio less than 2.50:1.0, (c) are prohibited from paying cash dividends on common stock in excess of an amount equal to 3% of consolidated net worth as of the last day of the preceding fiscal year, (d) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (e) are prohibited from incurring additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance.
     On July 12, 2005, we filed a $1.5 billion shelf registration statement on Form S-3 with the Securities and Exchange Commission (the Shelf Registration), which was declared effective on July 15, 2005. The Shelf Registration will allow us to issue a variety of debt and/or equity securities when market opportunities and the need for financing arise. We utilized the shelf to issue senior notes and preferred stock in the third quarter of 2005. We have $1.05 billion of shelf capacity remaining.
     We have $143.8 million of PRIDES outstanding at March 31, 2006. The PRIDES initially consist of a $25 senior note and a contract requiring the holder to purchase our common stock. The note has a minimum term of 4.75 years, which we may extend in certain circumstances. In addition, we entered into a remarketing agreement which requires us to remarket the notes in 2006. Under the purchase contract, holders of each contract are required to purchase our common stock on the settlement date of August 16, 2006, based on a specified settlement rate, which will vary according to the applicable market value of the common stock at the settlement date. The value of the common stock to be issued upon settlement of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of the common stock (which is measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. If the market price of our common stock was assumed to be $60 per share at the settlement date, we would issue approximately 4.8 million shares. In May 2006, we intend to remarket the senior note component of our PRIDES in accordance with the terms of the PRIDES. The proceeds from the remarketing will be used to purchase a Treasury portfolio, which will be substituted for the senior notes pledged to the collateral agent to secure the PRIDES holders’ obligation to purchase our common stock under the related purchase contracts. In connection with the remarketing, the maturity of the senior notes may be extended. We will not receive any of the proceeds from this remarketing of the senior notes.
     We have several options for deploying excess capital, including supporting higher sales growth, reducing debt levels, pursuing acquisitions and buying back our common stock. Our Board of Directors approved a stock purchase program effective June 24, 2005, under which we may purchase up to six million shares of our common stock at such times and under such conditions, as we deem advisable. The purchases may be made in the open market or by such other means as we determine to be appropriate, including privately negotiated purchases. The purchase program supercedes all prior purchase programs. We plan to fund the purchase program from a combination of our internal sources and dividends from insurance subsidiaries. We purchased 2.5 million shares in 2005 under the current purchase plan. The purchase of shares in 2005 included buybacks under an accelerated share repurchase program. The accelerated share repurchase program allowed us to purchase the shares immediately, with the counterparty purchasing the shares in the open market. The accelerated share repurchase program was settled in February 2006, resulting in our paying $13.4 million as a final adjusted purchase price. As of March 31, 2006, 3.5 million shares remain available for repurchase under the purchase program. We may purchase shares of our common stock in 2006, subject to market and other conditions.

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
     In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $986.2 million outstanding as of March 31, 2006, consisting of one to ten year maturity fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time.
     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $224.5 million at March 31, 2006. Separate account contractholders generally have no claim against the assets of the general account, except with respect to certain insurance benefits. The operations of the separate accounts are not included in the accompanying consolidated financial statements.
     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines, Topeka, and Indianapolis; ALIC, American and ILIC are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable based on current rates at the time of each advance. There were no borrowings outstanding under these arrangements at March 31, 2006. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $11.9 million at March 31, 2006.
     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of March 31, 2006, had a carrying value of $19.8 billion, including closed block investments.
     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. On March 16, 2006, Moody’s Investor Services changed the rating outlook for the Company and its insurance and other subsidiaries to stable from negative. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.
     We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent, with an on-going level of 100 percent, of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $388.1 million and $458.8 million were on loan under the program and we were liable for cash collateral under our control of approximately $402.3 million and $474.6 million at March 31, 2006 and December 31, 2005, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in accrued expenses and other liabilities.
     We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $135.7 million at March 31, 2006 and $138.2 million at December 31, 2005, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheet.
     At March 31, 2006, the statutory capital and surplus of the insurance subsidiaries was approximately $1.1 billion. Management believes that each insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.
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
     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at March 31, 2006. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	9 months							Expected
	2006	2007	2008	2009	2010	2011	Thereafter	Cash Flows	Fair Value
	($ in millions)
Fixed maturity securities available-for-sale	$680	$1,039	$1,176	$885	$671	$1,217	$11,110	$16,778	$16,468
Average interest rate	6.6%	6.2%	6.0%	6.2%	6.0%	6.0%	5.8%

Fixed maturity securities held-for-trading purposes	$57	$235	$250	$125	$158	$123	$436	$1,384	$1,384
Average interest rate	4.2%	2.7%	2.6%	3.5%	2.9%	4.6%	4.2%

Mortgage loans	$45	$59	$72	$64	$74	$106	$544	$964	$947
Average interest rate	6.8%	6.9%	6.8%	6.8%	6.8%	6.7%	6.5%

Total	$782	$1,333	$1,498	$1,074	$903	$1,446	$12,090	$19,126	$18,799

     In accordance with our strategy of minimizing credit quality risk, we consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 62% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.8% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 9.67 years.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     AmerUs is routinely involved in litigation and other proceedings, including class actions, reinsurance claims and regulatory proceedings arising in the ordinary course of its business. In recent years, the life insurance industry, including AmerUs Group Co. and its subsidiaries, has been subject to an increase in litigation pursued on behalf of both individuals and purported classes of insurance purchasers, questioning the conduct of insurers and their agents in the marketing of their products. AmerUs’ pending lawsuits raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies. In addition, state and federal regulatory bodies, such as state insurance departments and attorneys general, periodically make inquiries and conduct examinations concerning compliance by AmerUs and others with applicable insurance and other laws. AmerUs responds to such inquiries and cooperates with regulatory examinations in the ordinary course of business.
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
     In November 2005, the Superior Court of the State of California for the County of San Luis Obispo approved a settlement of a statewide class of annuity holders and purchasers of estate planning services, Cheves v. American Investors Life Insurance Company, Family First Estate Planning and Family First Insurance Services, et al. The allegations in this case involved claims of breach of contract, misrepresentation, unfair competition and deceptive trade practices. Given the charges previously taken regarding this matter, AmerUs does not currently anticipate that any additional charges will be required as a result of this settlement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding purchases of equity securities for the three months ended March 31, 2006:

			(c) Total number	(d) Maximum number
			of shares (or	(or approximate dollar
	(a) Total	(b) Average	units) purchased	value) of shares
	number of	price paid	as part of publicly	(or units) that may
	shares (or units)	per share	announced plans	yet be purchased under
Period	purchased (1)	(or units)	or programs	the plans or programs (2)
01/01/2006-01/31/2006	—	$—	—	3,465,500
02/01/2006-02/28/2006	32,000	59.96	32,000	3,433,500
03/01/2006-03/31/2006	—	—	—	3,433,500

Total	32,000	59.96	32,000

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	On June 24, 2005, our board of directors authorized a repurchase program of up to 6 million shares of our outstanding common stock. The program replaced and terminated a previous program which authorized repurchase of up to 3 million shares. There is no expiration date for this program.
Item 6. Exhibits
     A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 4, 2006	AMERUS GROUP CO.

	By	/s/ Melinda S. Urion

Melinda S. Urion
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/ Brenda J. Cushing

Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, on November 8, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-Q, dated August 6, 2004, is hereby incorporated by reference.

10.1	Named executive officer and director compensation arrangements filed in Item 1.01 of the Company’s Current Report on Form 8-K dated February 16, 2006.

11.1	Statement Re: Computation of Per Share Earnings is included in note 16 to the consolidated financial statements.

12*	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	included herein