Form 10-Q
period 2006-06-30
AMERUS GROUP CO/IA
filed 2006-08-02
CIK 1051717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Common Stock 38,169,982 shares as of July 31, 2006

SAFE HARBOR STATEMENT
     This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in our operations and financial results and our business and products, which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) our shareholders may not approve and adopt the merger agreement with Aviva plc and the transactions contemplated by the merger agreement at the special shareholder meeting; (b) the parties may be unable to obtain governmental and regulatory approvals required for such merger, or required governmental and regulatory approvals may delay the merger or result in the imposition of conditions that could cause the parties to abandon the merger; (c) the parties may be unable to complete the merger because, among other reasons, conditions to the closing of the merger may not be satisfied or waived; (d) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect (1) our ability to sell our products, (2) the market value of our investments and consequently protection product and accumulation product margins and (3) the lapse rate and profitability of policies; (e) the performance of our investment portfolios which may be affected by general economic conditions, the continued credit quality of the companies whose securities we invest in and the impact of other investment transactions; (f) customer response to new products, distribution channels and marketing initiatives and increasing competition in the sale of insurance and annuities and the recruitment of sales representatives from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (g) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (h) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (i) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (j) litigation or regulatory investigations or examinations; (k) regulatory changes, interpretations, initiatives or pronouncements, including those relating to the regulation of insurance companies and the regulation and sales of their products and the programs in which they are used; (l) changes in the federal income tax and other federal laws, regulations, and interpretations, including federal regulatory measures that may significantly affect the insurance business including limitations on antitrust immunity, the applicability of securities laws to insurance products, minimum solvency requirements, and changes to the tax advantages offered by life insurance and annuity products or programs with which they are used; (m) the impact of changes in standards of accounting; (n) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (o) our ability to integrate the business and operations of acquired entities; and (p) various other factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2005, and of this Quarterly Report on Form 10-Q.
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
	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$16,201,102	$16,727,933
Equity securities	80,119	75,658
Short-term investments	9,999	9,998
Securities held-for-trading purposes at fair value:
Fixed maturity securities	1,276,341	1,414,225
Equity securities	4,143	2,358
Short-term investments	3,962	—
Mortgage loans	988,008	976,135
Policy loans	500,410	483,441
Other investments	425,004	347,552

Total investments	19,489,088	20,037,300

Cash and cash equivalents	491,229	600,160
Accrued investment income	236,155	237,221
Premiums, fees and other receivables	35,855	40,667
Income taxes receivable	25,477	9,005
Reinsurance receivables	745,907	730,532
Deferred policy acquisition costs	2,134,740	1,755,159
Deferred sales inducements	340,675	261,322
Value of business acquired	356,674	356,949
Goodwill	229,670	228,869
Property and equipment	46,398	44,467
Other assets	312,851	306,655
Separate account assets	209,605	221,694

Total assets	$24,654,324	$24,830,000

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$19,690,434	$19,486,854
Policyowner funds	1,584,548	1,483,873

	21,274,982	20,970,727

Accrued expenses and other liabilities	438,726	500,858
Payable for collateral under securities lending and other transactions	391,468	474,561
Dividends payable to policyowners	160,874	278,839
Policy and contract claims	50,329	66,137
Deferred income taxes	3,191	58,818
Notes payable	564,744	556,051
Separate account liabilities	209,605	221,694

Total liabilities	23,093,919	23,127,685

Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, 6,000,000 shares issued and outstanding in 2006 and 2005	144,774	144,830
Common Stock, no par value, 230,000,000 shares authorized; 46,944,310 shares issued and 38,137,344 shares outstanding in 2006; 46,675,811 shares issued and 38,612,874 shares outstanding in 2005	46,944	46,676
Additional paid-in capital — common stock	1,244,023	1,231,533
Accumulated other comprehensive loss	(219,214)	(3,612)
Unearned compensation	—	(3,783)
Retained earnings	728,197	604,747
Treasury stock, at cost (8,806,966 shares in 2006 and 8,062,937 shares in 2005)	(384,319)	(318,076)

Total stockholders’ equity	1,560,405	1,702,315

Total liabilities and stockholders’ equity	$24,654,324	$24,830,000

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Revenues:
Insurance premiums	$54,845	$61,001	$108,343	$123,547
Product charges	68,740	54,638	136,802	113,671
Net investment income	286,972	277,040	572,290	545,751
Realized/unrealized capital gains (losses)	(62,865)	6,266	(12,220)	(42,678)
Other income	11,968	11,229	24,885	23,785

	359,660	410,174	830,100	764,076

Benefits and expenses:
Policyowner benefits	170,791	244,203	382,783	413,786
Underwriting, acquisition and other expenses	42,255	38,419	83,223	79,027
Amortization of deferred policy acquisition costs and value of business acquired	46,762	35,058	115,282	87,801
Dividends to policyowners	17,683	31,864	36,416	51,867

	277,491	349,544	617,704	632,481

Income from continuing operations	82,169	60,630	212,396	131,595

Interest expense	8,765	8,191	17,430	15,971

Income before income tax expense	73,404	52,439	194,966	115,624

Income tax expense	25,431	16,872	66,078	18,569

Net income	47,973	35,567	128,888	97,055

Dividends on preferred stock	2,719	—	5,438	—

Net income available to common stockholders	$45,254	$35,567	$123,450	$97,055

Net income available to common stockholders per common share:
Basic	$1.18	$0.91	$3.20	$2.46

Diluted	$1.09	$0.83	$2.96	$2.27

Weighted average common shares outstanding:
Basic	38,487,501	39,264,504	38,616,506	39,412,211

Diluted	41,417,538	42,751,912	41,702,996	42,845,240

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Net income	$47,973	$35,567	$128,888	$97,055

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(162,388)	143,592	(341,998)	20,050
Reclassification adjustment for losses included in net income	8,030	860	9,978	1,134
Minimum pension liability adjustment	—	—	325	—

Other comprehensive income (loss), before tax	(154,358)	144,452	(331,695)	21,184
Income tax (expense) benefit related to items of other comprehensive income	54,025	(50,558)	116,093	(7,414)

Other comprehensive income (loss), net of taxes	(100,333)	93,894	(215,602)	13,770

Comprehensive income (loss)	$(52,360)	$129,461	$(86,714)	$110,825

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 and the Year Ended December 31, 2005
($ in thousands)

			Additional	Accumulated
			Paid-In	Other				Total
	Preferred		Capital	Comprehensive	Unearned	Retained	Treasury	Stockholders'
	Stock	Common Stock	Common Stock	Income (Loss)	Compensation	Earnings	Stock	Equity
Balance at December 31, 2004	$—	$44,226	$1,198,379	$114,670	$(1,238)	$431,911	$(164,479)	$1,623,469

2005:
Net income	—	—	—	—	—	191,179	—	191,179
Net unrealized loss on securities	—	—	—	(118,034)	—	—	—	(118,034)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	(248)	—	—	—	(248)
Issuance of preferred stock, net of costs	144,830	—	—	—	—	—	—	144,830
Conversion of OCEANs	—	1,675	9,069	—	—	—	—	10,744
Stock issued under various incentive plans, net of forfeitures	—	775	24,085	—	(2,545)	—	958	23,273
Purchase of treasury stock	—	—	—	—	—	—	(154,555)	(154,555)
Dividends declared on preferred stock	—	—	—	—	—	(2,417)	—	(2,417)
Dividends declared on common stock	—	—	—	—	—	(15,926)	—	(15,926)

Balance at December 31, 2005	144,830	46,676	1,231,533	(3,612)	(3,783)	604,747	(318,076)	1,702,315

2006 (unaudited):
Net income	—	—	—	—	—	128,888	—	128,888
Net unrealized loss on securities	—	—	—	(215,741)	—	—	—	(215,741)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	(72)	—	—	—	(72)
Costs for issuance of preferred stock	(56)	—	—	—	—	—	—	(56)
Stock issued under various incentive plans, net of forfeitures	—	268	16,273	—	—	—	(9,926)	6,615
Purchase of treasury stock	—	—	—	—	—	—	(56,317)	(56,317)
Dividends declared on preferred stock	—	—	—	—	—	(5,438)	—	(5,438)
Reclassification of unearned compensation under SFAS 123R	—	—	(3,783)	—	3,783	—	—	—
Minimum pension liability adjustment	—	—	—	211	—	—	—	211

Balance at June 30, 2006	$144,774	$46,944	$1,244,023	$(219,214)	$—	$728,197	$(384,319)	$1,560,405

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Six Months Ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$128,888	$97,055
Adjustments to reconcile net income to net cash provided by operating activities:
Product charges	(136,802)	(113,671)
Interest credited to policyowner account balances	261,170	251,539
Change in option value of indexed products and market value adjustments on total return strategy annuities	(62,341)	(12,589)
Realized/unrealized capital losses	12,220	42,678
DAC and VOBA amortization	115,282	87,801
Deferred sales inducements amortization	18,075	10,902
DAC and VOBA capitalized	(241,021)	(242,496)
Change in:
Accrued investment income	1,066	(3,314)
Reinsurance receivables	(57,460)	(66,884)
Securities held-for-trading purposes:
Fixed maturities	150,923	127,774
Equity securities	(1,785)	15,413
Short-term investments	(3,962)	—
Liabilities for future policy benefits	(70,597)	(85,412)
Accrued expenses and other liabilities	(61,783)	38,553
Policy and contract claims and other policyowner funds	84,357	49,261
Income taxes:
Current	(18,583)	(39,595)
Deferred	60,439	(15,671)
Other, net	19,668	18,016

Net cash provided by operating activities	197,754	159,360

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(2,354,309)	(2,507,941)
Proceeds from sale of fixed maturities available-for-sale	1,556,153	1,078,389
Maturities, calls and principal reductions of fixed maturities available-for-sale	500,476	702,208
Purchase of equity securities	(13,906)	(3,986)
Proceeds from sale of equity securities	10,180	4,625
Change in short-term investments, net	1,420	(8,381)
Purchase of mortgage loans	(84,548)	(122,181)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Six Months Ended June 30,
	2006	2005
	(unaudited)
Proceeds from repayment and sale of mortgage loans	71,968	56,446
Purchase of other invested assets	(145,999)	(65,358)
Proceeds from sale of other invested assets	103,252	46,699
Change in policy loans, net	(16,969)	700
Other assets, net	(7,128)	(3,403)

Net cash used in investing activities	(379,410)	(822,183)

Cash flows from financing activities:
Deposits to policyowner account balances	1,537,106	1,610,235
Withdrawals from policyowner account balances	(1,335,898)	(867,110)
Change in debt, net	(306)	482
Change in payable for collateral under securities lending and other transactions	(83,093)	132,600
Dividends to preferred shareholders	(5,438)	—
Stock issued under various incentive plans, net of forfeitures	6,615	7,804
Purchase of treasury stock	(56,317)	(24,584)
Excess tax benefits on share-based compensation	2,110	—
Debt and preferred stock issuance costs	(1,054)	—
Retirement of senior notes	—	(125,000)
Proceeds from revolving credit agreement	9,000	100,000

Net cash provided by financing activities	72,725	834,427

Net (decrease) increase in cash	(108,931)	171,604

Cash and cash equivalents at beginning of period	600,160	478,441

Cash and cash equivalents at end of period	$491,229	$650,045

Supplemental disclosure of cash activities:

Interest paid	$17,354	$16,942

Income taxes paid	$19,240	$69,904

Supplemental disclosure of non-cash operating activities:

Capitalization of deferred sales inducements	$53,029	$54,618

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) CONSOLIDATION AND BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. On July 12, 2006, Aviva plc and the Company entered into an Agreement and Plan of Merger as discussed in note 11.
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
(2) SHARE-BASED COMPENSATION
Adoption of SFAS 123R
     The Company has various share-based compensation plans, which provide for equity awards including stock options, non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), a long-term incentive plan and a management incentive payment deferral plan. In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” (SFAS 123R) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). The statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective on January 1, 2006, the Company adopted the modified prospective transition method provided under SFAS 123R. Compensation cost associated with share-based compensation plans recognized for the six months ended June 30, 2006 includes (1) the amortization related to the remaining unvested portion of all share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) the amortization related to all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R.

     The effect on pro-forma net income and earnings per share in 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation would have been as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
		($ in thousands, except share data)
Net income available to common stockholders, as reported	$45,254	$35,567	$123,450	$97,055
Add: 2005 stock-based compensation expense included in reported net income, net of related tax effects	—	193	$—	1,306
Deduct: 2005 total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(749)	—	(2,521)

2006 actual and 2005 pro forma net income available to common stockholders	$45,254	$35,011	$123,450	$95,840

Earnings per common share:
Basic — as reported	$1.18	$0.91	$3.20	$2.46

Basic — pro forma	$1.18	$0.89	$3.20	$2.43

Diluted — as reported	$1.09	$0.83	$2.96	$2.27

Diluted — pro forma	$1.09	$0.82	$2.96	$2.24

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
General
     Stock options, non-vested stock, non-vested stock units, non-vested stock units under the long-term incentive plan and management incentive payment deferral plan units are settled in the Company’s stock. Upon exercise of these awards, the Company issues shares from treasury or issues new shares of common stock as the awards cannot be settled for cash. The Company’s SARs and Agent Bonus Plan are settled in cash rather than shares of stock.
     If the proposed merger, as discussed in note 11, is completed, at the effective time of the merger each outstanding option to purchase Company common stock will be canceled and converted into the right to receive an amount of cash per share equal to the excess, if any, of $69.00 over the exercise price of the option. Each stock unit, performance unit or similar award will be converted into the right to receive $69.00 in cash per unit or award held, with unvested performance units vesting at target levels. Each stock appreciation right will be converted into the right to receive an amount of cash per stock appreciation right equal to the excess of $69.00 over the fair market value of a share of Company common stock on the date of the grant.

     Total compensation expense for share-based awards amounted to $4.0 million ($2.6 million after-tax) and $2.3 million ($1.5 million after-tax) for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $26.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over vesting periods of generally three to five years.
Stock Option Plans
     The Company has four stock incentive plans authorizing the issuance of incentive and non-qualified stock options to employees, officers and non-employee directors of the Company. The option price per share under all plans may not be less than the fair value of the Company’s common stock on the date of grant and the term of the option may not be longer than ten years. Options granted on or subsequent to January 1, 2003, have a five-year vesting schedule with one-fifth of the options granted vesting at the end of each of the five years. Generally, options granted prior to January 1, 2003, have a three-year vesting schedule with one-third of the options granted vesting at the end of each of the three years. Option expense was recorded for the first time in 2006, which amounted to $1.7 million for the six months ended June 30, 2006.
     A summary of the Company’s stock option plans follows:

	Six Months Ended June 30, 2006
		Weighted
	Number	average
	of	exercise
	shares	price
Outstanding, beginning of period	2,754,287	$32.00
Granted at market price	321,500	59.81
Exercised	(197,285)	26.97
Forfeited	(3,000)	53.57

Outstanding, end of period	2,875,502	$35.44

Exercisable, end of period	2,038,438	$30.65

     The following table summarizes information about stock options outstanding under the Company’s option plans as of June 30, 2006:

Options Outstanding
		Weighted	Weighted
Range	Remaining	average	average
of exercise	options	contractual	exercise
prices	outstanding	life in years	price
18.30 - 24.40	414,930	3.2	$20.91
24.40 - 30.50	925,350	5.1	28.39
30.50 - 36.60	251,584	4.4	34.21
36.60 - 42.70	684,505	6.4	37.99
42.70 - 48.80	254,133	8.5	46.70
48.80 - 54.90	16,500	9.2	51.48
54.90 - 61.00	328,500	9.6	59.76

	2,875,502	5.9	$35.44

     The following table summarizes information about stock options exercisable under the Company’s option plans as of June 30, 2006:

Options Exercisable
		Weighted
Range		average
of exercise	Options	exercise
prices	exercisable	price
18.30 - 24.40	414,930	$20.91
24.40 - 30.50	797,270	28.64
30.50 - 36.60	238,915	34.20
36.60 - 42.70	537,420	38.09
42.70 - 48.80	49,903	46.51

	2,038,438	$30.65

     The total intrinsic value of options exercised was $6.7 million for the six months ended June 30, 2006. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $66.5 million and $56.9 million, respectively.
     The fair values of options granted are estimated on the date of grant using a Monte Carlo simulation pricing model for awards granted on or after January 1, 2006, and the Black-Scholes pricing model for awards granted prior to January 1, 2006. The determination of the fair value of option awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. For the 2006 pricing model, the expected term of options granted is estimated by taking the average of the vesting term and the contractual term of the option. The volatility of the common stock is estimated by considering both historical and implied volatility in market traded options. The risk-free interest rate in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The option valuation model contains an assumption that the Company plans to continue paying a $0.40 per share cash dividend for the foreseeable future. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record compensation expense only for those awards that are expected to vest. All option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The following are the weighted average assumptions used:

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

	Six Months Ended June 30, 2006
		Weighted
	Number	average
	of	exercise
	shares	price
Outstanding, beginning of period	48,277	$39.57
Granted at market price	7,080	58.57

Outstanding, end of period	55,357	$42.00

Compensation expense ($ in thousands)		$206

Non-vested Stock Units
     The Company awarded 57,296 non-vested common stock units to an employee under one of the stock incentive plans in 2005. The awards have restriction periods of three to four years tied to employment or service. The awards were recorded at the market value on the date of the grant as unearned compensation, included in additional paid-in capital, as shares will be issued at the end of the restriction period. The initial values of these grants are amortized over the restriction periods, net of forfeitures. Compensation expense amounted to $0.4 million for the six months ended June 30, 2006. As of June 30, 2006 and December 31, 2005, there were 49,962 units outstanding.

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

	Six Months Ended June 30, 2006
	Number	Weighted
	of	average
	shares	value
Outstanding, beginning of period	51,755	$34.77
Granted at market price	9,500	60.09
Exercised	(4,218)	32.27

Outstanding, end of period	57,037	$39.17

Compensation expense ($ in thousands)		$131

Long-term Incentive Plan
     As part of the stock incentive plans for employees and non-employees, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant awards to senior officers in connection with a long-term incentive plan. The plan provides for an initial grant of units. The units are earned over a multi-year period and the number of units earned varies with the level of performance achieved over such performance period. The number of units earned range from zero to 200% of the initial units granted. Expense is determined based on the grant date fair value of the units determined by a Monte Carlo simulation model. Awards will be paid in common stock or such other consideration as the committee may determine. Awards under this plan are granted under and subject to the terms and conditions of the employee stock incentive plans. As of June 30, 2006 and December 31, 2005, there were 0.1 million units outstanding under the plan. Compensation expense for the plan amounted to $1.0 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. The total fair value of awards granted amounted to $4.2 million and $2.6 million during the six months ended June 30, 2006 and 2005, respectively.
Management Incentive Payment Deferral Plan
     The Company has a management incentive payment deferral plan under which eligible employees can elect to defer their annual cash bonuses. The Human Resources and Compensation Committee of the Board of Directors determines each year the maximum amount of deferral and percentage of match by the Company. Employees can defer up to 100% of bonuses received. Participant deferrals are 50% matched by the Company up to a maximum match of $10,000. The total deferrals, including participant deferrals and Company match, have a restriction period of three years during which the deferrals cannot be paid out except for certain specified events. Deferrals and match amounts are used to purchase units equal in value to a share of the Company’s common stock on the date of deferral. Shares of common stock are distributed at the end of the restriction period. At June 30, 2006 and December 31, 2005, there were 0.2 million and 0.3 million units outstanding with the value of the vested and partially vested units outstanding amounting to $1.0 million and $0.6 million, respectively, which is included as unearned compensation in additional paid-in capital in stockholders’ equity of the consolidated balance sheet. The total fair value of deferrals and match awards granted amounted to $2.5 million and $2.6 million during the six months ended June 30, 2006 and 2005, respectively. Compensation expense associated with the match portion of the plan amounted to $0.1 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.
Agent Bonus Plan
     The Company has a bonus plan under which eligible agents receive awards based on exceeding production goals. Units are awarded for the applicable year using the Company’s common stock price at the award date. Vesting is generally over a five year period and is dependent on achieving production goals in subsequent years. The bonus plan is accounted for as a liability instrument since the awards are settled for cash. The liability for the awards is adjusted based on the current market value of the Company’s stock at each reporting date. At June 30, 2006 and December 31, 2005, there were 0.1 million units outstanding with the value of the vested and partially vested units outstanding amounting to $3.3 million, which is included as an accrued expense in the consolidated balance sheet. The total fair value of the units amounted to $1.0 million and $1.5 million during the six months ended June 30, 2006 and 2005, respectively. Compensation expense associated with the match portion of the plan amounted to $0.4 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.
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
     Diluted earnings per share applicable to the Company’s PRIDES securities are determined using the treasury stock method as it is currently anticipated that holders of the PRIDES are more likely to tender cash in the future for the securities’ forward contract. The PRIDES added 2,258,370 and 2,356,301 shares to the diluted earnings per share calculation for the three and six months ended June 30, 2006, respectively, and 1,579,084 and 1,540,923 shares to the diluted earnings per share calculation for the three and six months ended June 30, 2005, respectively.
     As of September 13, 2005, all of the Company’s OCEANs were converted with settlement in cash and common stock. Diluted earnings per share applicable to the OCEANs were determined using the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for periods ending after December 15, 2004. EITF 04-8 requires diluted earnings per share to be computed following the guidance of EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” for securities such as the OCEANs which are considered to be “Instrument C” securities. The conversion spread portion of an Instrument C security should be included in diluted earnings per share based on the number of shares that would be required to be delivered if the instrument had been converted at the end of the period. The OCEANs added 1,075,335 and 1,032,701 shares to the diluted earnings per share calculation for the three and six months ended June 30, 2005, respectively.

	For The Three Months Ended June 30,
	2006			2005
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount

	($ in thousands, except share data)
Basic EPS

Net income available to common stockholders from continuing operations	$45,254	38,488	$1.18	$35,567	39,265	$0.91

Effect of dilutive securities
Equity compensation	—	672	(0.02)	—	833	(0.01)
PRIDES	—	2,258	(0.07)	—	1,579	(0.04)
OCEANs	—	—	—	—	1,075	(0.03)

Diluted EPS	$45,254	41,418	$1.09	$35,567	42,752	$0.83

	For The Six Months Ended June 30,
	2006			2005
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount

	($ in thousands, except share data)
Basic EPS
Net income available to common stockholders from continuing operations	$123,450	38,617	$3.20	$97,055	39,412	$2.46

Effect of dilutive securities
Equity compensation	—	730	(0.05)	—	859	(0.04)
PRIDES	—	2,356	(0.19)	—	1,541	(0.09)
OCEANs	—	—		—	1,033	(0.06)

Diluted EPS	$123,450	41,703	$2.96	$97,055	42,845	$2.27

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
     Summarized financial information of the Closed Block as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 are as follows:

	June 30,	December 31,
	2006	2005

	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,740,595	$2,765,095
Policyowner funds	7,408	7,835
Accrued expenses and other liabilities	7,352	6,420
Dividends payable to policyowners	152,314	154,793
Policy and contract claims	13,658	17,986
Policyowner dividend obligation	1,018	116,684

Total Liabilities	2,922,345	3,068,813

Assets:
Fixed maturity securities available-for-sale at fair value	1,854,774	1,916,052
Mortgage loans	52,481	60,541
Policy loans	333,646	331,561
Other investments	1,918	—
Cash and cash equivalents	7,636	63,506
Accrued investment income	33,163	32,972
Premiums and fees receivable	48,060	58,778

Total Assets	2,331,678	2,463,410

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$590,667	$605,403

	For The Three Months Ended June 30,
	2006	2005

	($ in thousands)
Operations:
Insurance premiums	$38,023	$42,998
Product charges	1,508	1,445
Net investment income	35,998	40,361
Realized losses on investments	(1,056)	(40)
Policyowner benefits	(48,625)	(45,282)
Underwriting, acquisition and other expenses	(1,544)	(631)
Dividends to policyowners	(15,461)	(29,823)

Contribution from the Closed Block before income taxes	$8,843	$9,028

	For The Six Months Ended June 30,
	2006	2005

	($ in thousands)
Operations:
Insurance premiums	$75,372	$84,885
Product charges	3,118	3,146
Net investment income	71,601	74,780
Realized gains (losses) on investments	(2,118)	90
Policyowner benefits	(94,651)	(95,403)
Underwriting, acquisition and other expenses	(3,039)	(1,188)
Dividends to policyowners	(32,337)	(47,991)

Contribution from the Closed Block before income taxes	$17,946	$18,319

(5) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In addition, we also have trading securities that back our total return strategy traditional annuity products. During the first six months of 2006 and 2005, an unrealized loss has been recognized amounting to $0.2 million and $13.4 million, respectively, primarily from the change in fair value on the trading securities backing the total return strategy products. Additionally, realized/unrealized gains (losses) on investments included an unrealized loss of $2.2 million and $28.0 million for the first six months of 2006 and 2005, respectively, primarily from the change in fair value on call options used as a natural hedge of embedded options within indexed products. Policyowner benefits included an adjustment to contract liabilities for fair value changes in options embedded within the indexed products and fair value changes on total return strategy annuity contracts. The total adjustment to policyowner benefits amounted to a decrease in expense of $62.3 million and $12.6 million for the first six months of 2006 and 2005, respectively.
     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held-for-trading	$2,289	$—	$(2,483)	$(194)
Options	—	(2,228)	(3)	(2,231)
Market value adjustment to liabilities	(2,089)	60,181	4,248	62,340
Cash flow hedge amortization	—	—	54	54
DAC and deferred sales inducements amortization of impact of net adjustments above	(1,205)	(20,520)	—	(21,725)

Pre-tax total	(1,005)	37,433	1,816	38,244
Income taxes	351	(13,101)	(635)	(13,385)

After-tax total	$(654)	$24,332	$1,181	$24,859

	Six Months Ended June 30, 2005
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held-for-trading	$(12,388)	$—	$(992)	$(13,380)
Options	—	(28,068)	20	(28,048)
Market value adjustment to liabilities	2,431	10,119	39	12,589
Cash flow hedge amortization	—	—	77	77
DAC and deferred sales inducements amortization of impact of net adjustments above	991	4,579	—	5,570

Pre-tax total	(8,966)	(13,370)	(856)	(23,192)
Income taxes	3,138	4,679	300	8,117

After-tax total	$(5,828)	$(8,691)	$(556)	$(15,075)

(6) FEDERAL INCOME TAXES
     The effective income tax rate varied from the prevailing corporate rate primarily as a result of tax exempt income and a reduction in the income tax accrual for the six months ended June 30, 2006 and 2005. The accrual reductions were for the release of provisions originally established for potential tax adjustments related to open Internal Revenue Service exam years from 1997 through 2003 which were settled or eliminated during 2006 and 2005. The accrual was reduced $0.5 million in 2006 and $19.7 million in 2005. The 2005 accrual reduction was primarily related to the settlement of the tax treatment of a leveraged lease investment and the determination of taxable income of some partnership investments. The effective income tax rate excluding the accrual reductions was 34.1% and 33.1% for the six months ended June 30, 2006 and 2005, respectively.
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
     In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, to AmerUs. Estimates of possible losses or ranges of losses for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. It is possible that AmerUs’ results of operations or cash flow in a particular quarterly or annual period could be materially adversely affected by an ultimate unfavorable resolution of pending litigation and regulatory matters.
(8) EMPLOYEE BENEFIT PLANS
     The Company has a frozen defined benefit pension plan and also has defined benefit plans which provide supplemental retirement benefits to certain agents and executives. In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees. The following is a summary of net periodic benefit cost for these plans for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
	($ in thousands)
Components of net periodic benefit cost:
Service cost	$533	$157
Interest cost	3,065	2,944
Expected return on plan assets	(2,438)	(2,431)
Amortization of prior service cost	(69)	44
Amortizaton of actuarial loss	338	356

Total expense	$1,429	$1,070

(9) ACCOUNTING DEVELOPMENTS
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of adopting FIN 48.
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

4)	Amortization of deferred sales inducements related to the unrealized and realized gains and losses on the open block investments and the derivative adjustments

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

Operating Segment Income
($ in thousands)

	Three Months Ended June 30, 2006
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$54,284	$458	$103	$54,845
Product charges	51,239	17,501	—	68,740
Net investment income	89,253	197,276	443	286,972
Realized/unrealized losses on closed block investments	(1,056)	—	—	(1,056)
Other income:
Income from Independent Marketing Organizations	—	7,607	—	7,607
Other	886	2,663	812	4,361

	194,606	225,505	1,358	421,469

Benefits and expenses:
Policyowner benefits	95,052	125,921	184	221,157
Underwriting, acquisition, and other expenses:
Operating expenses	18,614	9,394	8,725	36,733
Expenses from Independent Marketing Organizations	—	5,522	—	5,522
Amortization of DAC and VOBA	17,548	31,405	—	48,953
Dividends to policyowners	17,682	1	—	17,683

	148,896	172,243	8,909	330,048

Segment pre-tax operating income	$45,710	$53,262	$(7,551)	91,421

Realized/unrealized losses on open block assets				(7,508)

Unrealized losses on open block options and trading investments				(54,301)

Change in option value of indexed products and market value adjustments on total return strategy annuities				51,198

Cash flow hedge amortization				26

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				2,191

Amortization of deferred sales inducements due to open block gains and losses and market value adjustments				(858)

Income from continuing operations				82,169

Interest (expense)				(8,765)

Income tax (expense)				(25,431)

Net income				47,973

Dividends on preferred stock				(2,719)

Net income available to common stockholders				$45,254

Operating Segment Income
($ in thousands)

	Three Months Ended June 30, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$59,569	$1,056	$376	$61,001
Product charges	40,646	13,992	—	54,638
Net investment income	92,983	183,553	504	277,040
Realized/unrealized losses on closed block investments	(40)	—	—	(40)
Other income:
Income from Independent Marketing Organizations	—	7,153	—	7,153
Other	857	2,663	544	4,064

	194,015	208,417	1,424	403,856

Benefits and expenses:
Policyowner benefits	79,174	132,895	427	212,496
Underwriting, acquisition, and other expenses:
Operating expenses	19,486	6,901	6,460	32,847
Expenses from Independent Marketing Organizations	—	5,572	—	5,572
Amortization of DAC and VOBA	22,107	21,159	—	43,266
Dividends to policyowners	31,862	2	—	31,864

	152,629	166,529	6,887	326,045

Segment pre-tax operating income	$41,386	$41,888	$(5,463)	77,811

Realized/unrealized losses on open block assets				(1,517)

Unrealized losses on open block options and trading investments				7,823

Change in option value of indexed products and market value adjustments on total return strategy annuities				(31,745)

Cash flow hedge amortization				38

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				8,208

Other income from non-insurance operations				12

Income from continuing operations				60,630

Interest (expense)				(8,191)

Income tax (expense)				(16,872)

Net income				35,567

Dividends on preferred stock				—

Net income available to common stockholders				$35,567

Operating Segment Income
($ in thousands)

	Six Months Ended June 30, 2006
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$106,928	$1,400	$15	$108,343
Product charges	106,358	30,444	—	136,802
Net investment income	177,559	393,933	798	572,290
Realized/unrealized losses on closed block investments	(2,118)	—	—	(2,118)
Other income:
Income from Independent Marketing Organizations	—	16,206	—	16,206
Other	1,757	5,283	1,639	8,679

	390,484	447,266	2,452	840,202

Benefits and expenses:
Policyowner benefits	185,464	253,596	(139)	438,921
Underwriting, acquisition, and other expenses:
Operating expenses	35,765	18,818	16,230	70,813
Expenses from Independent Marketing Organizations	—	12,410	—	12,410
Amortization of DAC and VOBA	47,908	53,106	—	101,014
Dividends to policyowners	36,415	1	—	36,416

	305,552	337,931	16,091	659,574

Segment pre-tax operating income	$84,932	$109,335	$(13,639)	180,628

Realized/unrealized losses on open block assets				(7,677)

Unrealized losses on open block options and trading investments				(2,425)

Change in option value of indexed products and market value adjustments on total return strategy annuities				62,341

Cash flow hedge amortization				54

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				(14,268)

Amortization of deferred sales inducements due to open block gains and losses and market value adjustments				(6,257)

Income from continuing operations				212,396

Interest (expense)				(17,430)

Income tax (expense)				(66,078)

Net income				128,888

Dividends on preferred stock				(5,438)

Net income available to common stockholders				$123,450

Operating Segment Income
($ in thousands)

	Six Months Ended June 30, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$121,052	$1,536	$959	$123,547
Product charges	87,723	25,948	—	113,671
Net investment income	179,869	365,199	683	545,751
Realized/unrealized gains on closed block investments	90	—	—	90
Other income:
Income from Independent Marketing Organizations	—	16,164	—	16,164
Other	1,718	5,204	1,064	7,986

	390,452	414,051	2,706	807,209

Benefits and expenses:
Policyowner benefits	168,375	257,623	454	426,452
Underwriting, acquisition, and other expenses:
Operating expenses	37,879	14,161	13,484	65,524
Expenses from Independent Marketing Organizations	—	13,503	—	13,503
Amortization of DAC and VOBA	46,978	46,206	—	93,184
Dividends to policyowners	51,864	3	—	51,867

	305,096	331,496	13,938	650,530

Segment pre-tax operating income	$85,356	$82,555	$(11,232)	156,679

Realized/unrealized losses on open block assets				(1,340)

Unrealized losses on open block options and trading investments				(41,428)

Change in option value of indexed products and market value adjustments on total return strategy annuities				12,589

Cash flow hedge amortization				77

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				5,383

Other income from non-insurance operations				(365)

Income from continuing operations				131,595

Interest (expense)				(15,971)

Income tax (expense)				(18,569)

Net income				97,055

Dividends on preferred stock				—

Net income available to common stockholders				$97,055

(11) SUBSEQUENT EVENT
     On July 12, 2006, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Aviva plc, a public limited company incorporated under the laws of England and Wales (Aviva), and Libra Acquisition Corporation, an Iowa corporation and an indirect wholly owned subsidiary of Aviva (Merger Sub). Under the Merger Agreement, the Merger Sub will be merged with and into the Company, with the Company continuing after the Merger as the surviving corporation and an indirect wholly owned subsidiary of Aviva (the Merger). At the effective date of the Merger, each outstanding share of the Company’s stock will be converted into the right to receive $69.00 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase the Company’s common stock will be canceled and converted into the right to receive an amount of cash per share equal to the excess, if any, of $69.00 over the exercise price of the option. In addition, the Company’s other equity incentive instruments will be cashed out in the Merger.
     The Merger Agreement has been approved by the Company’s and Aviva’s respective boards of directors. The completion of the Merger is subject to customary closing conditions, including the approval of the Company’s shareholders and the receipt of certain government and regulatory approvals, including the expiration of all waiting periods required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement contains certain termination rights of Aviva and the Company and provides that, upon the termination of the Merger Agreement under certain circumstances, the Company would be required on a date certain or upon the occurrence of specified events to pay Aviva a termination fee of $90 million, plus up to $12.5 million of Aviva’s out-of-pocket expenses incurred in connection with the Merger Agreement. The Company expects to schedule a special meeting of its shareholders during the fourth quarter of 2006 to vote on the Merger. The Merger is currently expected to close before December 31, 2006.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated financial condition of AmerUs Group Co. as of June 30, 2006, compared with December 31, 2005, and our consolidated results of operations for the three and six months ended June 30, 2006 and 2005. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with our MD&A and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
PROPOSED MERGER
     On July 12, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Aviva plc, a public limited company incorporated under the laws of England and Wales (Aviva), and Libra Acquisition Corporation, an Iowa corporation and an indirect wholly owned subsidiary of Aviva (Merger Sub). Under the Merger Agreement, the Merger Sub will be merged with and into AmerUs Group, with AmerUs Group continuing after the Merger as the surviving corporation and an indirect wholly owned subsidiary of Aviva (the Merger). At the effective date of the Merger, each outstanding share of our stock will be converted into the right to receive $69.00 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase our common stock will be canceled and converted into the right to receive an amount of cash per share equal to the excess, if any, of $69.00 over the exercise price of the option. In addition, our other equity incentive instruments will be cashed out in the Merger. This transaction, which is subject to the approval of our shareholders, regulatory approvals, and customary closing conditions, is expected to close before December 31, 2006.
     We have made customary representations and warranties and covenants in the Merger Agreement, including covenants relating to obtaining the requisite approval of our shareholders, our conduct of its business between the date of the signing of the Merger Agreement and the closing of the Merger and, subject to certain exceptions, our agreement not to solicit, enter into discussions regarding, or provide confidential information in connection with, alternative transactions. The risk factors related to the Merger are discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
     The Merger Agreement has been approved by our and Aviva’s respective boards of directors. The completion of the Merger is subject to customary closing conditions, including the approval of our shareholders and the receipt of certain government and regulatory approvals, including the expiration of all waiting periods required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement contains certain termination rights of Aviva and AmerUs Group and provides that, upon the termination of the Merger Agreement under certain circumstances, we would be required on a date certain or upon the occurrence of specified events to pay Aviva a termination fee of $90 million, plus up to $12.5 million of Aviva’s out-of-pocket expenses incurred in connection with the Merger Agreement. We expect to schedule a special meeting of our shareholders during the fourth quarter of 2006 to vote on the Merger. The Merger is currently expected to close before December 31, 2006.
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

FINANCIAL HIGHLIGHTS
     Our financial highlights are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005

	($ in thousands, except share data)
Segment pre-tax operating income:
Protection Products	$45,710	$41,386	$84,932	$85,356
Accumulation Products	53,262	41,888	109,335	82,555
Other operations	(7,551)	(5,463)	(13,639)	(11,232)

Total segment pre-tax operating income	91,421	77,811	180,628	156,679

Non-segment expense, net (A)	43,448	42,244	51,740	59,624

Net income	47,973	35,567	128,888	97,055

Dividends on preferred stock	2,719	—	5,438	—

Net income available to common stockholders	$45,254	$35,567	$123,450	$97,055

Diluted net income available to common stockholders per common share	$1.09	$0.83	$2.96	$2.27

	June 30,	December 31,
	2006	2005

Total assets	$24,654,324	$24,830,000

Stockholders’ equity	$1,560,405	$1,702,315

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, interest expense and income taxes.
     Operating segment income increased for the protection products segment in the second quarter of 2006 and decreased slightly for the first six months of 2006, compared to the respective periods in 2005. During the second quarter of 2006, projected future margin items for DAC amortization were updated with current estimates resulting in lower DAC amortization and higher protection products pre-tax operating segment income. The decline in our year-to-date protection products pre-tax operating income is primarily due to lower net investment income growth as capital was redeployed from this segment to fund treasury stock purchases in 2006 and 2005. Operating segment income for the accumulation products segment increased in the 2006 periods as compared to the same periods in 2005. Our accumulation products pre-tax operating segment income increased primarily due to higher assets under management and increased product spreads.
     Net income increased in the first six months of 2006 compared to 2005 primarily as a result of higher operating segment income and lower unrealized losses on derivatives and the related adjustments to policyowner benefits expense and DAC, VOBA and deferred sales inducements amortization. Partially offsetting this growth was higher income tax expense as the results for the first six months of 2005 included a reduction in the income tax accrual.
     Total assets decreased $175.7 million during the first six months of 2006 primarily as a result of increased unrealized losses on investments. Total investments grew $197 million which was offset by an increase in unrealized investment losses of $745 million. Stockholders’ equity decreased $141.9 million in the first six months of 2006 primarily as a result of increased unrealized losses on available-for-sale investments of $215.7 million, treasury stock purchases of $56.3 million, and dividends declared on preferred stock of $5.4 million. The decrease was partially offset by year-to-date net income of $128.9 million and stock issued under various incentive plans of $6.6 million. The unrealized losses included in accumulated other comprehensive loss are presented after related adjustments to DAC, VOBA, capitalized deferred sales inducements, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes.

PROTECTION PRODUCTS
     Our protection products segment primarily consists of term life, universal life and indexed life insurance policies. These products are marketed on a national basis primarily through IMOs, CMOs, a PPGA distribution system and a New York distribution system. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality policies. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. In addition, the protection products segment includes the results of the closed block. Protection products in force totaled $103.6 billion at June 30, 2006 and $102.5 billion at December 31, 2005. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005

	($ in thousands)
Revenues:
Insurance premiums	$54,284	$59,569	$106,928	$121,052
Product charges	51,239	40,646	106,358	87,723
Net investment income	89,253	92,983	177,559	179,869
Realized gains (losses) on closed block investments	(1,056)	(40)	(2,118)	90
Other income	886	857	1,757	1,718

Total revenues	194,606	194,015	390,484	390,452

Benefits and expenses:
Policyowner benefits	95,052	79,174	185,464	168,375
Underwriting, acquisition and other expenses	18,614	19,486	35,765	37,879
Amortization of DAC and VOBA, net of open block gain/loss adjustment	17,548	22,107	47,908	46,978
Dividends to policyowners	17,682	31,862	36,415	51,864

Total benefits and expenses	148,896	152,629	305,552	305,096

Pre-tax operating income — Protection Products segment	$45,710	$41,386	$84,932	$85,356

     Pre-tax operating income from our protection products increased 10.5% in the second quarter of 2006 and decreased 0.5% in the first six months of 2006 compared to the respective 2005 periods. During the second quarter of 2006, projected future margin items for DAC amortization were updated with current estimates resulting in lower DAC amortization expense. In addition, expenses were lower in 2006 as compared to 2005. The year-to-date decline in pre-tax operating income is primarily due to lower net investment income growth as capital from this segment was utilized for treasury stock purchases in 2006 and 2005. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.
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

	Sales Activity by Product
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005

	($ in thousands)
Traditional life insurance:
Interest-sensitive whole life	$96	$127	$162	$233
Term and other life	1,672	3,348	3,132	6,405
Universal life:
Flexible premium without no lapse guarantee	686	3,390	1,377	8,261
Single premium	45	—	45	—
Indexed life:
Flexible premium without no lapse guarantee	23,495	17,548	45,010	31,009
Flexible premium with no lapse guarantee	5,606	3,715	10,071	6,570
Fixed premium excess interest whole life	641	2,921	1,889	4,631
Single premium	1,050	—	1,417	—

Total	$33,291	$31,049	$63,103	$57,109

     Annualized premiums increased 7.2% in the second quarter of 2006 and 10.5% in the first six months of 2006 as compared to the respective periods of 2005 due to continued growing customer demand for indexed life products. In the first six months of 2006, sales of indexed life products were $58.4 million as compared to $42.2 million for 2005 and comprised 93% of total direct sales in the first six months of 2006 compared to 74% in the first six months of 2005. We are the leading writer of indexed life products in the United States. Traditional and universal life insurance sales continue to decline due to continued growing customer demand for indexed life products.
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
     Insurance premium revenue was lower in the first six months of 2006 as compared to the same period in 2005 primarily due to a decline in closed block in force business, lower sales of traditional products as a result of increasing consumer demand for indexed life products and higher reinsurance costs resulting from a timing difference in the recognition of reinsurance premiums. Product charge revenue was higher in 2006 as compared to 2005 due to growth in the indexed life block of business.
     Persistency. Persistency, which we measure in terms of a lapse rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates, based on a rolling four quarter period, were 6.6% as of June 30, 2006 compared to 6.2% as of June 30, 2005. This increase was primarily due to higher lapse rates on the whole life product line. Our persistency experience remained within our pricing assumptions.
     Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income decreased for the first six months of 2006 as compared to the same period a year ago as a result of lower investment earned rates. The lower investment earned rates were partially offset by the growth in average protection products assets which increased approximately $239 million in 2006 over 2005. The year-to-date earned rate of the investment portfolio was 6.29% compared to 6.65% a year ago. Growth in product assets was partially reduced as capital was redeployed from the protection products segment during 2005 to fund purchases of treasury stock.

     Mortality and Benefit Expense. Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. Open block mortality was level for the first six months of 2006 and 2005, and remains within our pricing assumptions. Total benefit expense was higher in the first six months of 2006 compared to 2005 primarily due to the growth in our in force block of indexed life business.
     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses decreased for the first six months of 2006 compared to 2005 primarily due to decreased state premium taxes and lower policy administration costs as we continue to centralize our administrative functions.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which decreased for the second quarter of 2006 and increased for the first six months of 2006 as compared to the comparable periods in 2005. During the second quarter of 2006, projected future margin items for DAC amortization were updated with current estimates. These updated projected margins resulted in lower DAC and VOBA amortization in the second quarter of 2006. DAC and VOBA are generally amortized in proportion to product gross margins which increased in the first six months of 2006, resulting in higher year-to-date amortization expense. Year-to-date amortization expense also increased as a result of higher lapses in the whole life product line.
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
     Dividend expense decreased for the first six months of 2006 compared to 2005 due to decreased closed block earnings resulting from the realized losses on closed block investments and lower net investment income.
ACCUMULATION PRODUCTS
     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage product spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality policies. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $13.5 billion at June 30, 2006 and December 31, 2005. A summary of our accumulation products segment operations follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$458	$1,056	$1,400	$1,536
Product charges	17,501	13,992	30,444	25,948
Net investment income	197,276	183,553	393,933	365,199
Other income	2,663	2,663	5,283	5,204

Total revenues	217,898	201,264	431,060	397,887

Benefits and expenses:
Policyowner benefits	125,921	132,895	253,596	257,623
Underwriting, acquisition and other expenses	9,394	6,901	18,818	14,161
Amortization of DAC and VOBA	31,405	21,159	53,106	46,206
Dividends to policyowners	1	2	1	3

Total benefits and expenses	166,721	160,957	325,521	317,993

IMO Operations:
Other income	7,607	7,153	16,206	16,164
Other expenses	5,522	5,572	12,410	13,503

Net IMO operating income	2,085	1,581	3,796	2,661

Pre-tax operating income — Accumulation Products segment	$53,262	$41,888	$109,335	$82,555

     Pre-tax operating income from our accumulation products operations increased 27.2% in the second quarter of 2006 and 32.4% in the first six months of 2006 compared to the respective periods in 2005 primarily due to higher assets under management. The drivers of profitability in our accumulation products business include deposits, persistency, product spread, expenses, and IMO operations.
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

	Deposits by Product
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Annuities
Deferred fixed annuities:
Traditional fixed annuities	$45,582	$69,478	$82,803	$138,360
Indexed annuities	582,059	643,026	1,062,165	1,146,096
Variable annuities	491	593	1,084	1,138

Total direct annuities	628,132	713,097	1,146,052	1,285,594

Funding agreements	174,666	26,200	174,666	26,200

Total	802,798	739,297	1,320,718	1,311,794

Reinsurance ceded	(813)	(2,264)	(1,038)	(4,234)

Total deposits, net of reinsurance	$801,985	$737,033	$1,319,680	$1,307,560

     Direct annuity deposits decreased 11% in the first six months of 2006 compared to 2005. Sales were impacted primarily by the higher short-term interest rate environment and the resulting increased demand for competing certificate of deposit products. Indexed annuities comprised 93% of total direct annuity deposits in the first six months of 2006 compared to 89% in the first six months of 2005. Our wholly-owned and proprietary organizations accounted for approximately 83% of our annuity deposits in the first six months of 2006 and 2005. We also placed floating and fixed rate funding agreements totaling $174.7 million and $26.2 million during the first six months of 2006 and 2005, respectively. We expect higher interest rates will continue to impact our accumulation segment sales.
     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges increased in the first six months of 2006 as compared to 2005 due to increased policy withdrawals within the surrender charge period.
     Persistency. Persistency, which we measure in terms of a withdrawal rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low withdrawal rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements, based on a rolling four quarter period, increased in 2006 to 10.9% or $942.2 million compared to 7.8% or $526.1 in 2005. During 2006, higher surrenders were experienced on the annual reset business as market interest rates have risen plus a large block of guaranteed rate annuity business came out of its rate lock period contributing to the increased surrenders. Overall lapse experience has been better than expected and our total withdrawal experience remains within our pricing assumptions.
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

	For The Rolling Four Quarters Ended June 30,
	2006	2005
Asset earned rate	5.71%	5.76%
Liability credited rate	3.46%	3.58%

Product spread	2.25%	2.18%

     The product spread increased 7 basis points to 225 basis points for the rolling four quarters ended June 30, 2006 compared to June 30, 2005. Liability crediting rates decreased as a large block of guaranteed rate annuity business came out of its rate lock period.
     At June 30, 2006, the account value of traditional annuities totaled $5.0 billion of which approximately 91% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $4.2 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. Traditional annuities with an account value of $0.3 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 150 basis points. The remaining multi-year period is less than one year. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses increased in the first six months of 2006 compared to 2005 primarily due to higher legal costs and non-deferrable agent commissions associated with a policy persistency program.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which increased for the first six months of 2006 as compared to 2005. DAC and VOBA are generally amortized in proportion to product gross margins which increased in the first six months of 2006, resulting in higher amortization expense. In addition, higher surrenders in the second quarter of 2006 resulted in additional amortization.
     IMO Operations. IMO Operations are a key driver of our business as the earnings from our wholly-owned IMOs are a component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products in their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own four such IMOs. The income from IMO operations primarily represents annuity commissions received by our wholly-owned IMOs from those third party insurance companies. Net IMO operating income increased in the first six months of 2006 compared to 2005 primarily due to lower legal expenses.
OTHER
     The other operations consist of our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate and asset management subsidiary, and accident and health insurance. The pre-tax operating loss of our other operations in the first six months of 2006 increased as compared to the first six months of 2005 primarily as a result of stock option expense, legal costs and expenses for recruiting and relocating holding company personnel.

INCOME STATEMENT RECONCILIATION
     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)		($ in thousands)
Segment pre-tax operating income:
Protection Products	$45,710	$41,386	$84,932	$85,356
Accumulation Products	53,262	41,888	109,335	82,555
Other operations	(7,551)	(5,463)	(13,639)	(11,232)

Total segment pre-tax operating income	91,421	77,811	180,628	156,679

Non-segment items — increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized/unrealized gains (losses) on open block assets	(7,508)	(1,517)	(7,677)	(1,340)
Unrealized gains (losses) on open block options and trading investments	(54,301)	7,823	(2,425)	(41,428)
Change in option value of indexed products and market value adjustments on total return strategy annuities	51,198	(31,745)	62,341	12,589
Cash flow hedge amortization	26	38	54	77
(Amortization) restoration of DAC and VOBA due to open block gains and losses and market value adjustments	2,191	8,208	(14,268)	5,383
(Amortization) restoration of deferred sales inducements due to open block gains and losses and market value adjustments	(858)	—	(6,257)	—
Other income (loss) from non-insurance operations	—	12		(365)

Income from continuing operations	82,169	60,630	212,396	131,595

Interest expense	(8,765)	(8,191)	(17,430)	(15,971)
Income tax expense	(25,431)	(16,872)	(66,078)	(18,569)

Net income	47,973	35,567	128,888	97,055

Dividends on preferred stock	(2,719)	—	(5,438)	—

Net income available to common stockholders	$45,254	$35,567	$123,450	$97,055

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block assets will fluctuate from period to period depending on the prevailing interest rates, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses.
     Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on prevailing interest rates, the economic environment and credit events. We also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in unrealized losses of $6.3 million and $0.2 million in the second quarter and first six months of 2006, respectively, and unrealized gains of $8.3 million and unrealized losses of $13.4 million in the second quarter and first six months of 2005, respectively. In addition, we use options to hedge our indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in an unrealized losses of $48.0 million and $2.2 million in the second quarter and first six months of 2006, respectively, and an unrealized loss of $0.5 million and $28.0 million in the second quarter and first six months of 2005, respectively.
     Most of the unrealized gains and losses on the options and trading securities assets are offset by similar adjustments to the option portion of the indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income as the change in option value of indexed products and market value adjustments on total return strategy annuities. The total adjustment to policyowner benefits amounted to reduced expense of $51.2 million and $62.3 million in the second quarter and first six months of 2006, respectively, and increased expense of $31.8 million and reduced expense of $12.6 million in the second quarter and first six months of 2005, respectively.
     DAC, VOBA and deferred sales inducements amortization is adjusted for realized and unrealized gains and losses and derivative related market value adjustments. As a result of the fluctuating gains and losses and derivative adjustments between periods, DAC and VOBA amortization expense decreased $6.0 million and $19.6 million in the second quarter and first six months of 2006 as compared to the respective periods in 2005. Deferred sales inducements amortization increased $0.9 million and $6.3 million in the second quarter and first six months of 2006 as compared to the respective periods in 2005.
     Income Tax Expense. The effective income tax rate varied from the prevailing corporate rate primarily as a result of tax exempt income and a reduction in the income tax accrual for the six months ended June 30, 2006 and 2005. The accrual reductions were for the release of provisions originally established for potential tax adjustments related to open Internal Revenue Service exam years from 1997 through 2003 which were settled or eliminated during 2006 and 2005. The accrual was reduced $0.5 million in 2006 and $19.7 million in 2005. The 2005 accrual reduction was primarily related to the settlement of the tax treatment of a leveraged lease investment and the determination of taxable income of some partnership investments. The effective income tax rate excluding the accrual reductions was 34.1% and 33.1% for the six months ended June 30, 2006 and 2005, respectively.
ACCOUNTING DEVELOPMENTS
     In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). The statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS 123R requires the fair value of all share-based awards to employees subsequent to January 1, 2006 to be recognized in the income statement over the vesting period, generally five years from date of grant or award. Effective on January 1, 2006 we adopted the modified prospective transition method provided under SFAS 123R. There was no effect to net income or total stockholders’ equity upon its adoption. See Note 2 to our consolidated financial statements for additional information regarding compensation expense included in net income for the first six months of 2006 and the pro forma disclosure of compensation expense for the first six months of 2005.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of adopting FIN 48.
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
     The payment of dividends by our insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, our insurance subsidiaries’ dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company’s policyowners’ statutory surplus as of the preceding year end or (ii) the statutory net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators discretion to approve or disapprove requests for dividends in excess of these limits. We also consider risk-based capital levels, capital and liquidity operating needs, and other factors prior to paying dividends from the insurance subsidiaries. Based on the state law limitations and 2005 results, our life insurance subsidiaries could pay us an estimated $143 million in dividends in 2006 without obtaining regulatory approval. Our life insurance subsidiaries paid us approximately $30 million in dividends this year.
     On June 16, 2006, we entered into an amended and restated credit agreement, which we refer to as the Revolving Credit Agreement, with a syndicate of lenders. The Revolving Credit Agreement provides up to $300 million of unsecured credit (the Commitment). With the consent of the Administrative Agent, we may increase the Commitment by up to $100 million, provided that existing lenders party to the Revolving Credit Agreement or other lenders agree to lend such amount. As of June 30, 2006, the outstanding loan balance amounted to $9.0 million. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (c) cannot permit our subsidiaries to incur additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance. We also must obtain the consent of the majority of the lenders to continue the Revolving Credit Agreement after the effective date of the Merger with Aviva.
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
     We have $143.8 million of PRIDES outstanding at June 30, 2006. The PRIDES initially consisted of a $25 senior note and a contract requiring the holder to purchase our common stock. Under the purchase contract, holders of each contract are required to purchase our common stock on the settlement date of August 16, 2006, based on a specified settlement rate, which will vary according to the applicable market value of the common stock at the settlement date. The value of the common stock to be issued upon settlement of each purchase contract will not exceed $25, the stated value of the PRIDES, unless the applicable market value of the common stock (which is measured by the common stock price over a 20-day trading day period) increases to more than $33.80 per share. If the market price of our common stock was assumed to be $67 per share at the settlement date, we would issue approximately 4.9 million shares. Proceeds from the stock issuance will be approximately $143.8 million. On May 11, 2006, we entered into a remarketing agreement to remarket the senior note component of our PRIDES in accordance with the terms of the PRIDES. Following the remarketing, the maturity of the senior notes was extended to May 16, 2011, and the interest rate was reset to 6.583% per annum, effective on and after May 16, 2006. The proceeds from the remarketing were used to purchase a Treasury portfolio, which was substituted for the senior notes pledged to the collateral agent to secure the PRIDES holders’ obligation to purchase our common stock under the related purchase contracts. We did not receive any of the proceeds from the remarketing of the senior notes.
     We have purchased our common stock under a stock purchase program approved by our Board of Directors effective June 24, 2005. The plan allowed us to purchase up to six million shares of our common stock at such times and under such conditions, as we deemed advisable. The purchases were to be made in the open market or by such other means as we determined to be appropriate, including privately negotiated purchases. The purchase program superceded all prior purchase programs. In connection with the Merger Agreement, Aviva’s consent is required for any future common stock purchases. We purchased 0.7 million shares in the second quarter of 2006 and 2.5 million shares in 2005 under the 2005 purchase plan. The purchase of shares included buybacks under two accelerated share repurchase programs. The accelerated share repurchase programs allowed us to purchase the shares immediately, with the counterparty purchasing the shares in the open market. The 2006 accelerated share repurchase program was completed in the second quarter of 2006, resulting in our paying $41.0 million to purchase 0.7 million shares. The 2005 accelerated share repurchase program was settled in February 2006, resulting in our paying $13.4 million as a final adjusted purchase price.
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
     In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $1,088.7 million outstanding as of June 30, 2006, consisting of one to ten year maturity fixed rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time.
     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $209.6 million at June 30, 2006. Separate account contractholders generally have no claim against the assets of the general account, except with respect to certain insurance benefits. The operations of the separate accounts are not included in the accompanying consolidated financial statements.
     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines, Topeka, and Indianapolis; ALIC, American and ILIC are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable based on current rates at the time of each advance. There were no borrowings outstanding under these arrangements at June 30, 2006. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $11.7 million at June 30, 2006.
     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of June 30, 2006, had a carrying value of $19.5 billion, including closed block investments.
     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. On March 16, 2006, Moody’s Investor Services changed the rating outlook for the Company and its insurance and other subsidiaries to stable from negative. On July 13, 2006, following the announcement that AmerUs Group and Aviva plc had signed a definitive agreement under which Aviva plc would acquire AmerUs Group, rating agencies took the following rating action on the Company and its insurance and other subsidiaries: Moody’s — review for possible upgrade; Fitch — Ratings Watch Positive; A.M. Best — review with positive implications; and Standard & Poor’s — ratings outlook revised from stable to positive. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.
     We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent, with an on-going level of 100 percent, of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $310.3 million and $458.8 million were on loan under the program and we were liable for cash collateral under our control of approximately $320.8 million and $474.6 million at June 30, 2006 and December 31, 2005, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in payable for collateral under securities lending and other transactions.
     We also receive collateral that is posted under the ISDA Collateral Support Annex (CSA) requirements. This collateral is posted by derivative counterparties to reduce our exposure to them and bring their exposure within the guidelines of the CSA. The collateral held under the obligation to return the collateral has been included in payable for collateral under securities lending and other transactions.
     We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $133.4 million at June 30, 2006 and $138.2 million at December 31, 2005, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheet.
     At June 30, 2006, the statutory capital and surplus of the insurance subsidiaries was approximately $1.1 billion. Management believes that each insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

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
     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at June 30, 2006. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	6 months							Expected
	2006	2007	2008	2009	2010	2011	Thereafter	Cash Flows	Fair Value
	($ in millions)
Fixed maturity securities available-for-sale	$397	$930	$1,058	$871	$723	$1,234	$11,628	$16,841	$16,201
Average interest rate	7.2%	6.0%	6.0%	6.1%	5.8%	5.9%	5.9%

Fixed maturity securities held-for-trading purposes	$40	$195	$235	$128	$120	$145	$413	$1,276	$1,276
Average interest rate	5.1%	2.8%	2.9%	3.5%	2.7%	3.6%	4.3%

Mortgage loans	$31	$58	$72	$64	$72	$104	$587	$988	$965
Average interest rate	6.7%	6.8%	6.8%	6.7%	6.7%	6.6%	6.4%

Total	$468	$1,183	$1,365	$1,063	$915	$1,483	$12,628	$19,105	$18,442

     In accordance with our strategy of minimizing credit quality risk, we            consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 61% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.8% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 10.2 years.
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
     In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive and exemplary damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, to AmerUs. Estimates of possible losses or ranges of losses for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. It is possible that AmerUs’ results of operations or cash flow in a particular quarterly or annual period could be materially adversely affected by an ultimate unfavorable resolution of pending litigation and regulatory matters.
Item 1A. Risk Factors
Business uncertainties and contractual restrictions could lead to adverse effects on our business and operating results prior to completion of the planned Merger with Aviva plc.
     Uncertainties related to the Merger and restrictions on the operation of our business imposed by the Merger Agreement may have an adverse effect on our business and operating results. As a result of these uncertainties, we may be unable to attract and retain key employees and agents during the pendency of the Merger, and customers, suppliers and others having business dealings with us may defer business decisions until the Merger is completed or seek to change existing relationships with us. In addition, the Merger Agreement imposes a number of customary restrictions for this type of transaction on the operation of our business prior to completion of the Merger, such as entering into certain material agreements, incurring certain liabilities and indebtedness, acquiring or disposing of material assets, issuing securities and paying dividends (other than regularly scheduled dividends on our Series A Non-Cumulative Perpetual Preferred Stock), among other restrictions. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to completion of the Merger. The pendency of the Merger may also disrupt the operation of our business as a result of the substantial time and effort invested by our management in connection with the Merger.
If we are unable to complete the planned Merger, our business, financial condition, operating results and stock price could suffer.
     The completion of our planned Merger with Aviva is subject to customary closing conditions, including the approval of our shareholders and the receipt of certain government and regulatory approvals, including the expiration of all waiting periods required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, the occurrence of certain events, changes or other circumstances could give rise to the termination of the Merger Agreement. As a result, no assurances can be given that the Merger will be completed. If our shareholders choose not to approve the Merger, or if we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the Merger and the Merger is not completed, we could be subject to various adverse consequences, including, but not limited to, the following:
•	we would remain liable for significant costs relating to the planned Merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	an announcement that we have abandoned the planned Merger could trigger a decline in our stock price, to the extent that our stock price reflects a market assumption that we will complete the Merger; and

•	we may be required to pay a termination fee of $90 million plus expense reimbursements of up to $12.5 million if the Merger Agreement is terminated under certain circumstances.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding purchases of equity securities for the six months ended June 30, 2006:

				(c) Total number	(d) Maximum number
				of shares (or	(or approximate dollar
	(a) Total		(b) Average	units) purchased	value) of shares
	number of		price paid	as part of publicly	(or units) that may
	shares (or units)		per share	announced plans	yet be purchased under
Period	purchased (1)		(or units)	or programs	the plans or programs (2)
01/01/2006-01/31/2006	—		$—	—	3,465,500
02/01/2006-02/28/2006	32,000		59.96	32,000	3,433,500
03/01/2006-03/31/2006	—		—	—	3,433,500
04/01/2006-04/30/2006	—		—	—	3,433,500
05/01/2006-05/31/2006	599,398	(3)	58.65	599,398	2,834,102
06/01/2006-06/30/2006	99,625	(3)	58.65	99,625	2,734,477

Total	731,023		58.71	731,023

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	On June 24, 2005, our board of directors authorized a repurchase program of up to 6 million shares of our outstanding common stock. The program replaced and terminated a previous program which authorized repurchase of up to 3 million shares. There is no expiration date for this program. In connection with the Merger Agreement, Aviva’s consent is required for any future common stock purchases.

(3)	Includes 599,398 shares purchased in connection with an accelerated stock buyback program on May 4, 2006, and an additional 99,625 shares received with the final settlement of the program on June 13, 2006.

Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of the Company’s shareholders on May 4, 2006, the Company’s shareholders approved (1) the reelection of David A. Arledge, John W. Norris, Jr., and John A. Wing; (2) the amended and restated 2003 Stock Incentive Plan; and (3) the ratification of the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company’s independent auditors. The result of the vote is as follows:
          Election of David A. Arledge

For:	26,083,694
Withheld:	259,612
          Election of John W. Norris Jr.

For:	25,942,129
Withheld:	401,177
          Election of John A. Wing

For:	26,074,621
Withheld:	268,685
          Amended and Restated 2003 Stock Incentive Plan

For:	19,082,352
Against:	3,952,530
Abstaining:	917,436
          Ratification of Ernst & Young LLP

For:	25,240,866
Against:	963,636
Abstaining:	138,804
     The term of the following other directors of the Company continued after the meeting: Roger K. Brooks; Thomas F. Gaffney; Thomas C. Godlasky; Louis A. Holland; Ward M. Klein; Jack C. Pester; Heidi L. Steiger; Stephen Strome; and F.A. Wittern, Jr. In addition, Andrew J. Paine, Jr. retired at the May 4, 2006 meeting.
Item 6. Exhibits
     A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 2, 2006	AMERUS GROUP CO.

	By	/s/ Melinda S. Urion

Melinda S. Urion
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/ Brenda J. Cushing

Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and among Aviva plc, Libra Acquisition Corporation and AmerUs Group, filed as Exhibit 2.1 on Form 8-K dated July 12, 2006 is hereby incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, on November 8, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-Q, dated August 6, 2004, is hereby incorporated by reference.

4.1	Remarketing Agreement among AmerUs Group Co., U.S. Bank National Association (as successor to Wachovia Bank, National Association), Citigroup Global Markets Inc. and Goldman, Sachs & Co., filed as Exhibit 99.1 on Form 8-K dated May 11, 2006 is hereby incorporated by reference.

10.1	Amended and Restated 2003 Stock Incentive Plan, filed as Exhibit 99.1 on Form 8-K dated May 4, 2006 is hereby incorporated by reference.

10.2	Accelerated Share Repurchase Agreement between AmerUs Group Co. and Citibank, N.A., filed as Exhibit 99.2 on Form 8-K dated May 4, 2006 is hereby incorporated by reference.

10.3	Amended and Restated Credit Agreement, filed as Exhibit 10.1 on Form 8-K dated June 16, 2006 is hereby incorporated by reference.

10.4	Employment Agreement by and between AmerUs Group Co. and Thomas C. Godlasky, filed as Exhibit 10.1 on Form 8-K dated July 12, 2006 is hereby incorporated by reference.

10.5	Employment Agreement by and between AmerUs Group Co. and Gregory D. Boal, filed as Exhibit 10.2 on Form 8-K dated July 12, 2006 is hereby incorporated by reference.

10.6	Employment Agreement by and between AmerUs Group Co. and Brian J. Clark, filed as Exhibit 10.3 on Form 8-K dated July 12, 2006 is hereby incorporated by reference.

10.7	Employment Agreement by and between AmerUs Group Co. and Mark V. Heitz, filed as Exhibit 10.4 on Form 8-K dated July 12, 2006 is hereby incorporated by reference.

10.8	Employment Agreement by and between AmerUs Group Co. and Gary R. McPhail, filed as Exhibit 10.5 on Form 8-K dated July 12, 2006 is hereby incorporated by reference.

11.1	Statement Re: Computation of Per Share Earnings is included in note 16 to the consolidated financial statements.

12*	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	included herein