Form 10-Q
period 2006-09-30
AMERUS GROUP CO/IA
filed 2006-11-01
CIK 1051717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Common Stock      43,058,995 shares as of October 30, 2006

SAFE HARBOR STATEMENT
     This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in our operations and financial results and our business and products, which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Factors that may cause our actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (a) the Company and Aviva may be unable to obtain governmental and regulatory approvals required for our merger with Aviva, or required governmental and regulatory approvals may delay the merger or result in the imposition of conditions that could cause the parties to abandon the merger; (b) the Company and Aviva may be unable to complete the merger because, among other reasons, conditions to the closing of the merger may not be satisfied or waived; (c) general economic conditions and other factors, including prevailing interest rate levels and stock and bond market performance, which may affect (1) our ability to sell our products, (2) the market value of our investments and consequently protection product and accumulation product margins and (3) the lapse rate and profitability of policies; (d) the performance of our investment portfolios which may be affected by general economic conditions, the continued credit quality of the companies whose securities we invest in and the impact of other investment transactions; (e) customer response to new products, distribution channels and marketing initiatives and increasing competition in the sale of insurance and annuities and the recruitment of sales representatives from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (f) our ratings and those of our subsidiaries by independent rating organizations which we believe are particularly important to the sale of our products; (g) mortality, morbidity, and other factors which may affect the profitability of our insurance products; (h) our ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (i) litigation or regulatory investigations or examinations; (j) regulatory changes, interpretations, initiatives or pronouncements, including those relating to the regulation of insurance companies and the regulation and sales of their products and the programs in which they are used; (k) changes in the federal income tax and other federal laws, regulations, and interpretations, including federal regulatory measures that may significantly affect the insurance business including limitations on antitrust immunity, the applicability of securities laws to insurance products, minimum solvency requirements, and changes to the tax advantages offered by life insurance and annuity products or programs with which they are used; (l) the impact of changes in standards of accounting; (m) our ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; and (n) various other factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2005, and of this Quarterly Report on Form 10-Q.
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
	(unaudited)
Assets
Investments:
Securities available-for-sale at fair value:
Fixed maturity securities	$17,482,586	$16,727,933
Equity securities	98,169	75,658
Short-term investments	19,877	9,998
Securities held-for-trading purposes at fair value:
Fixed maturity securities	1,255,897	1,414,225
Equity securities	4,058	2,358
Short-term investments	2,480	—
Mortgage loans	1,018,752	976,135
Policy loans	502,303	483,441
Other investments	433,898	347,552

Total investments	20,818,020	20,037,300

Cash and cash equivalents	549,527	600,160
Accrued investment income	256,251	237,221
Premiums, fees and other receivables	35,913	40,667
Income taxes receivable	17,328	9,005
Reinsurance receivables	743,622	730,532
Deferred policy acquisition costs	2,073,309	1,755,159
Deferred sales inducements	338,250	261,322
Value of business acquired	334,513	356,949
Goodwill	229,670	228,869
Property and equipment	47,356	44,467
Other assets	315,314	306,655
Separate account assets	202,366	221,694

Total assets	$25,961,439	$24,830,000

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy reserves and policyowner funds:
Future life and annuity policy benefits	$20,127,049	$19,486,854
Policyowner funds	1,996,940	1,483,873

	22,123,989	20,970,727

Accrued expenses and other liabilities	449,226	500,858
Payable for collateral under securities lending and other transactions	508,561	474,561
Dividends payable to policyowners	234,932	278,839
Policy and contract claims	48,017	66,137
Deferred income taxes	87,725	58,818
Notes payable	582,997	556,051
Separate account liabilities	202,366	221,694

Total liabilities	24,237,813	23,127,685

Stockholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized, no shares issued and outstanding in 2006 and 6,000,000 shares issued and outstanding in 2005	—	144,830
Common Stock, no par value, 230,000,000 shares authorized; 51,904,999 shares issued and 43,058,995 shares outstanding in 2006; 46,675,811 shares issued and 38,612,874 shares outstanding in 2005	51,905	46,676
Additional paid-in capital — common stock	1,387,426	1,231,533
Accumulated other comprehensive loss	(62,251)	(3,612)
Unearned compensation	—	(3,783)
Retained earnings	733,524	604,747
Treasury stock, at cost (8,846,004 shares in 2006 and 8,062,937 shares in 2005)	(386,978)	(318,076)

Total stockholders’ equity	1,723,626	1,702,315

Total liabilities and stockholders’ equity	$25,961,439	$24,830,000

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Revenues:
Insurance premiums	$51,268	$54,603	$159,611	$178,150
Product charges	70,525	64,939	207,327	178,610
Net investment income	290,651	278,641	862,941	824,392
Realized/unrealized capital gains (losses)	71,509	23,362	59,289	(19,316)
Other income	12,446	11,487	37,331	35,272

	496,399	433,032	1,326,499	1,197,108

Benefits and expenses:
Policyowner benefits	357,510	211,211	740,293	624,997
Underwriting, acquisition and other expenses	41,259	40,854	124,482	119,881
Litigation following class certification, net	3,179	9,380	3,179	9,380
Amortization of deferred policy acquisition costs and value of business acquired	37,244	58,714	152,526	146,515
Dividends to policyowners	16,369	18,770	52,785	70,637

	455,561	338,929	1,073,265	971,410

Income from continuing operations	40,838	94,103	253,234	225,698

Interest expense	9,148	7,725	26,578	23,696
Early extinguishment of debt	—	19,082	—	19,082

Income before income tax expense	31,690	67,296	226,656	182,920

Income tax expense	12,260	28,677	78,338	47,246

Net income	19,430	38,619	148,318	135,674

Dividends on preferred stock	2,718	—	8,156	—
Loss on redemption of preferred stock	11,385	—	11,385	—

Net income available to common stockholders	$5,327	$38,619	$128,777	$135,674

Net income available to common stockholders per common share:
Basic	$0.13	$1.00	$3.28	$3.47

Diluted	$0.12	$0.91	$3.06	$3.17

Weighted average common shares outstanding:
Basic	40,672,524	38,488,294	39,309,376	39,102,190

Diluted	42,903,211	42,525,870	42,090,818	42,743,043

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Net income	$19,430	$38,619	$148,318	$135,674

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	230,966	(159,768)	(111,032)	(140,019)
Reclassification adjustment for losses included in net income	10,516	1,597	20,494	3,032
Minimum pension liability adjustment	—	—	325	—

Other comprehensive income (loss), before tax	241,482	(158,171)	(90,213)	(136,987)
Income tax (expense) benefit related to items of other comprehensive income	(84,518)	55,360	31,574	47,946

Other comprehensive income (loss), net of taxes	156,964	(102,811)	(58,639)	(89,041)

Comprehensive income (loss)	$176,394	$(64,192)	$89,679	$46,633

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006 and the Year Ended December 31, 2005
($ in thousands)

			Additional	Accumulated
			Paid-In	Other				Total
	Preferred		Capital	Comprehensive	Unearned	Retained	Treasury	Stockholders'
	Stock	Common Stock	Common Stock	Income (Loss)	Compensation	Earnings	Stock	Equity
Balance at December 31, 2004	$—	$44,226	$1,198,379	$114,670	$(1,238)	$431,911	$(164,479)	$1,623,469

2005:
Net income	—	—	—	—	—	191,179	—	191,179
Net unrealized loss on securities	—	—	—	(118,034)	—	—	—	(118,034)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	(248)	—	—	—	(248)
Issuance of preferred stock, net of costs	144,830	—	—	—	—	—	—	144,830
Conversion of OCEANs	—	1,675	9,069	—	—	—	—	10,744
Stock issued under various incentive plans, net of forfeitures	—	775	24,085	—	(2,545)	—	958	23,273
Purchase of treasury stock	—	—	—	—	—	—	(154,555)	(154,555)
Dividends declared on preferred stock	—	—	—	—	—	(2,417)	—	(2,417)
Dividends declared on common stock	—	—	—	—	—	(15,926)	—	(15,926)

Balance at December 31, 2005	144,830	46,676	1,231,533	(3,612)	(3,783)	604,747	(318,076)	1,702,315

2006 (unaudited):
Net income	—	—	—	—	—	148,318	—	148,318
Net unrealized loss on securities	—	—	—	(55,665)	—	—	—	(55,665)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	(3,185)	—	—	—	(3,185)
Costs for issuance of preferred stock	(56)	—	—	—	—	—	—	(56)
Conversion of PRIDES	—	4,886	138,633	—	—	—	—	143,519
Stock issued under various incentive plans, net of forfeitures	—	343	21,043	—	—	—	(12,797)	8,589
Purchase of treasury stock	—	—	—	—	—	—	(56,317)	(56,317)
Sale of treasury stock	—	—	—	—	—	—	212	212
Dividends declared on preferred stock	—	—	—	—	—	(8,156)	—	(8,156)
Redemption of preferred stock	(144,774)	—	—	—	—	(11,385)	—	(156,159)
Reclassification of unearned compensation under SFAS 123R	—	—	(3,783)	—	3,783	—	—	—
Minimum pension liability adjustment	—	—	—	211	—	—	—	211

Balance at September 30, 2006	$—	$51,905	$1,387,426	$(62,251)	$—	$733,524	$(386,978)	$1,723,626

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For The Nine Months Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$148,318	$135,674
Adjustments to reconcile net income to net cash provided by operating activities:
Early extinguishment of debt	—	19,082
Product charges	(207,327)	(178,610)
Interest credited to policyowner account balances	387,273	387,072
Change in option value of indexed products and market value adjustments on total return strategy annuities	76,930	(19,403)
Realized/unrealized capital (gains) losses	(59,289)	19,316
DAC and VOBA amortization	152,526	146,515
Deferred sales inducements amortization	18,682	17,671
DAC and VOBA capitalized	(376,435)	(369,807)
Change in:
Accrued investment income	(19,030)	(12,460)
Reinsurance receivables	(79,704)	(86,658)
Securities held-for-trading purposes:
Fixed maturities	197,435	227,204
Equity securities	(1,699)	15,413
Short-term investments	(2,480)	—
Liabilities for future policy benefits	(94,716)	(119,360)
Accrued expenses and other liabilities	(51,280)	46,245
Policy and contract claims and other policyowner funds	494,437	45,791
Income taxes:
Current	(12,422)	(25,500)
Deferred	60,455	(6,735)
Other, net	31,363	20,387

Net cash provided by operating activities	663,037	261,837

Cash flows from investing activities:
Purchase of fixed maturities available-for-sale	(4,334,938)	(3,981,632)
Proceeds from sale of fixed maturities available-for-sale	2,382,643	1,522,642
Maturities, calls and principal reductions of fixed maturities available-for-sale	956,170	1,140,514
Purchase of equity securities	(32,809)	(7,340)
Proceeds from sale of equity securities	9,780	6,212
Change in short-term investments, net	(9,263)	3,860
Purchase of mortgage loans	(152,428)	(181,113)

AMERUS GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
($ in thousands)

	For The Nine Months Ended September 30,
	2006	2005
	(unaudited)
Proceeds from repayment and sale of mortgage loans	108,821	77,165
Purchase of other invested assets	(236,293)	(104,497)
Proceeds from sale of other invested assets	168,097	153,479
Change in policy loans, net	(18,862)	2,956
Other assets, net	(10,551)	(9,890)

Net cash used in investing activities	(1,169,633)	(1,377,644)

Cash flows from financing activities:
Deposits to policyowner account balances	2,408,501	2,448,422
Withdrawals from policyowner account balances	(1,948,217)	(1,325,088)
Change in debt, net	26,947	587
Change in payable for collateral under securities lending and other transactions	34,000	117,400
Dividends to preferred shareholders	(8,156)	—
Redemption of preferred stock	(156,159)	—
Stock issued under various incentive plans, net of forfeitures	8,589	22,471
Purchase of treasury stock, net	(56,105)	(150,728)
Excess tax benefits on share-based compensation	4,098	—
Proceeds from issuance of senior notes	—	297,522
Proceeds from issuance of preferred stock	—	145,310
Conversion of PRIDES to common stock	143,519	—
Retirement of OCEANs	—	(204,720)
Debt and preferred stock issuance costs	(1,054)	—
Retirement of senior notes	—	(125,000)

Net cash provided by financing activities	455,963	1,226,176

Net (decrease) increase in cash	(50,633)	110,369

Cash and cash equivalents at beginning of period	600,160	478,441

Cash and cash equivalents at end of period	$549,527	$588,810

Supplemental disclosure of cash activities:

Interest paid	$30,756	$17,321

Income taxes paid	$22,877	$67,466

Supplemental disclosure of non-cash operating activities:

Capitalization of deferred sales inducements	$84,364	$87,663

See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) CONSOLIDATION AND BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Notes to Consolidated Financial Statements. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information and for capitalized terms not defined in this Form 10-Q, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
(2) MERGER AGREEMENT
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
     The Merger Agreement has been approved by the Company’s and Aviva’s respective boards of directors and by the Company’s shareholders. The completion of the Merger is subject to customary closing conditions and receipt of certain government and regulatory approvals. The Merger Agreement contains certain termination rights of Aviva and the Company and provides that, upon the termination of the Merger Agreement under certain circumstances, the Company would be required on a date certain or upon the occurrence of specified events to pay Aviva a termination fee of $90 million, plus up to $12.5 million of Aviva’s out-of-pocket expenses incurred in connection with the Merger Agreement. The Merger is currently expected to close before December 31, 2006.

(3) SHARE-BASED COMPENSATION
Adoption of SFAS 123R
     The Company has various share-based compensation plans, which provide for equity awards including stock options, non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), a long-term incentive plan and a management incentive payment deferral plan. In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” (SFAS 123R) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). The statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective on January 1, 2006, the Company adopted the modified prospective transition method provided under SFAS 123R. Compensation cost associated with share-based compensation plans recognized for the nine months ended September 30, 2006 includes (1) the amortization related to the remaining unvested portion of all share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) the amortization related to all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R.
     The effect on pro-forma net income and earnings per share in 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation would have been as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands, except share data)
Net income available to common stockholders, as reported	$5,327	$38,619	$128,777	$135,674
Add: 2005 stock-based compensation expense included in reported net income, net of related tax effects	—	1,439	—	2,185
Deduct: 2005 total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1,027)	—	(2,780)

2006 actual and 2005 pro forma net income available to common stockholders	$5,327	$39,031	$128,777	$135,079

Earnings per common share:
Basic — as reported	$0.13	$1.00	$3.28	$3.47

Basic — pro forma	$0.13	$1.01	$3.28	$3.45

Diluted — as reported	$0.12	$0.91	$3.06	$3.17

Diluted — pro forma	$0.12	$0.92	$3.06	$3.16

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
     If the proposed merger, as discussed in note 2, is completed, at the effective time of the merger each outstanding option to purchase Company common stock will be cancelled and converted into the right to receive an amount of cash per share equal to the excess, if any, of $69.00 over the exercise price of the option. Each stock unit, performance unit or similar award will be cancelled and converted into the right to receive $69.00 in cash per unit or award held, with unvested performance units vesting at target levels. Each stock appreciation right will be cancelled and converted into the right to receive an amount of cash per stock appreciation right equal to the excess of $69.00 over the fair market value of a share of Company common stock on the date of the grant.
     Total compensation expense for share-based awards amounted to $7.4 million ($4.9 million after-tax) and $6.0 million ($4.0 million after-tax) for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $23.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over vesting periods of generally three to five years.
Stock Option Plans
     The Company has four stock incentive plans authorizing the issuance of incentive and non-qualified stock options to employees, officers and non-employee directors of the Company. The option price per share under all plans may not be less than the fair value of the Company’s common stock on the date of grant and the term of the option may not be longer than ten years. Options granted on or subsequent to January 1, 2003, have a five-year vesting schedule with one-fifth of the options granted vesting at the end of each of the five years. Generally, options granted prior to January 1, 2003, have a three-year vesting schedule with one-third of the options granted vesting at the end of each of the three years. Option expense was recorded for the first time in 2006, which amounted to $2.7 million for the nine months ended September 30, 2006.
     A summary of the Company’s stock option plans follows:

	Nine Months Ended September 30, 2006
		Weighted
	Number	average
	of	exercise
	shares	price
Outstanding, beginning of period	2,754,287	$32.00
Granted at market price	326,500	59.86
Exercised	(269,017)	25.15
Forfeited	(5,900)	—

Outstanding, end of period	2,805,870	$35.67

Exercisable, end of period	1,973,606	$30.83

     The following table summarizes information about stock options outstanding under the Company’s option plans as of September 30, 2006:

Options Outstanding
		Weighted	Weighted
Range	Remaining	average	average
of exercise	options	contractual	exercise
prices	outstanding	life in years	price
18.30 - 24.40	389,930	3.0	$20.94
24.40 - 30.50	896,418	4.9	28.40
30.50 - 36.60	237,084	4.1	34.20
36.60 - 42.70	680,305	6.2	37.99
42.70 - 48.80	253,133	8.3	46.70
48.80 - 54.90	18,000	9.0	51.64
54.90 - 61.00	331,000	9.3	59.75

	2,805,870	5.8	$35.67

     The following table summarizes information about stock options exercisable under the Company’s option plans as of September 30, 2006:

Options Exercisable
		Weighted
Range		average
of exercise	Options	exercise
prices	exercisable	price
18.30 - 24.40	389,930	$20.94
24.40 - 30.50	769,338	28.66
30.50 - 36.60	225,915	34.17
36.60 - 42.70	533,620	38.09
42.70 - 48.80	49,803	46.51
48.80 - 54.90	3,000	51.29
54.90 - 61.00	2,000	57.40

	1,973,606	$30.83

     The total intrinsic value of options exercised was $9.5 million for the nine months ended September 30, 2006. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $90.7 million and $73.4 million, respectively.
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

	Nine Months Ended September 30, 2006
		Weighted
	Number	average
	of	grant
	shares	price
Outstanding, beginning of period	48,277	$39.57
Granted at market price	10,262	58.64
Exercised	(2,000)	32.00
Forfeited	—	—

Outstanding, end of period	56,539	$42.91

Compensation expense ($ in thousands)		$301

Non-vested Stock Units
     The Company awarded 57,296 non-vested common stock units to an employee under one of the stock incentive plans in 2005. The awards have restriction periods of three to four years tied to employment or service. The awards were recorded at the market value on the date of the grant as unearned compensation, included in additional paid-in capital, as shares will be issued at the end of the restriction period. The initial values of these grants are amortized over the restriction periods, net of forfeitures. Compensation expense amounted to $0.6 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, there were 49,962 units outstanding.

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

	Nine Months Ended September 30, 2006
	Number	Weighted
	of	average
	shares	exercise price
Outstanding, beginning of period	51,755	$34.77
Granted at market price	9,500	60.09
Exercised	(5,218)	32.85
Forfeited	—	—

Outstanding, end of period	56,037	$39.17

Compensation expense ($ in thousands)		$478

Long-term Incentive Plan
     As part of the stock incentive plans for employees and non-employees, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant awards to senior officers in connection with a long-term incentive plan. The plan provides for an initial grant of units. The units are earned over a multi-year period and the number of units earned varies with the level of performance achieved over such performance period. The number of units earned range from zero to 200% of the initial units granted. Expense is determined based on the grant date fair value of the units determined by a Monte Carlo simulation model. Awards will be paid in common stock or such other consideration as the committee may determine. Awards under this plan are granted under and subject to the terms and conditions of the employee stock incentive plans. As of September 30, 2006 and December 31, 2005, there were 0.1 million units outstanding under the plan. Compensation expense for the plan amounted to $1.5 million and $3.6 million for the nine months ended September 30, 2006 and 2005, respectively. The total fair value of awards granted amounted to $4.2 million and $2.3 million during the nine months ended September 30, 2006 and 2005, respectively.
Management Incentive Payment Deferral Plan
     The Company has a management incentive payment deferral plan under which eligible employees can elect to defer their annual cash bonuses. The Human Resources and Compensation Committee of the Board of Directors determines each year the maximum amount of deferral and percentage of match by the Company. Employees can defer up to 100% of bonuses received. Participant deferrals are 50% matched by the Company up to a maximum match of $10,000. The total deferrals, including participant deferrals and Company match, have a restriction period of three years during which the deferrals cannot be paid out except for certain specified events. Deferrals and match amounts are used to purchase units equal in value to a share of the Company’s common stock on the date of deferral. Shares of common stock are distributed at the end of the restriction period. At September 30, 2006 and December 31, 2005, there were 0.2 million and 0.3 million units outstanding with the value of the vested and partially vested units outstanding amounting to $0.8 million and $0.8 million, respectively, which is included as unearned compensation in additional paid-in capital in stockholders’ equity of the consolidated balance sheet. The total fair value of deferrals and match awards granted amounted to $2.5 million and $2.6 million during the nine months ended September 30, 2006 and 2005, respectively. Compensation expense associated with the match portion of the plan amounted to $0.3 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively.
Agent Bonus Plan
     The Company has a bonus plan under which eligible agents receive awards based on meeting or exceeding production goals. Units are awarded for the applicable year using the Company’s common stock price at the award date. Vesting is generally over a five year period and is dependent on achieving production goals in subsequent years. The bonus plan is accounted for as a liability instrument since the awards are settled for cash. The liability for the awards is adjusted based on the current market value of the Company’s stock at each reporting date. At September 30, 2006 and December 31, 2005, there were 0.1 million units outstanding with the value of the vested and partially vested units outstanding amounting to $4.4 million, which is included as an accrued expense in the consolidated balance sheet. The total fair value of the units amounted to $1.0 million and $1.5 million during the nine months ended September 30, 2006 and 2005, respectively. Compensation expense associated with the match portion of the plan amounted to $1.5 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively.
(4) EARNINGS PER SHARE
     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options, PRIDESSM and the Company’s Optionally Convertible Equity-Linked Accreting Notes (OCEANsSM) and is calculated using the treasury stock method.
     As of August 16, 2006, all of the Company’s PRIDES were converted with settlement in cash and common stock. Diluted earnings per share applicable to the Company’s PRIDES securities for the time period prior to the conversion were determined using the treasury stock method as it was anticipated that holders of the PRIDES were more likely to tender cash for the securities’ forward contract. The PRIDES added 1,371,289 and 2,027,964 shares to the diluted earnings per share calculation for the three and nine months ended September 30, 2006, respectively, and 1,969,535 and 1,683,794 shares to the diluted earnings per share calculation for the three and nine months ended September 30, 2005, respectively.
     As of September 13, 2005, all of the Company’s OCEANs were converted with settlement in cash and common stock. Diluted earnings per share applicable to the OCEANs were determined using the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for periods ending after December 15, 2004. EITF 04-8 requires diluted earnings per share to be computed following the guidance of EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” for securities such as the OCEANs which are considered to be “Instrument C” securities. The conversion spread portion of an Instrument C security should be included in diluted earnings per share based on the number of shares that would be required to be delivered if the instrument had been converted at the end of the period. The OCEANs added 1,119,235 and 1,061,545 shares to the diluted earnings per share calculation for the three and nine months ended September 30, 2005, respectively.

	For The Three Months Ended September 30,
	2006			2005
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
	($ in thousands, except share data)
Basic EPS

Net income available to common stockholders from continuing operations	$5,327	40,673	$0.13	$38,619	38,488	$1.00

Effect of dilutive securities
Equity compensation	—	859	—	—	949	(0.02)
PRIDES	—	1,371	(0.01)	—	1,970	(0.05)
OCEANs	—	—		—	1,119	(0.02)

Diluted EPS	$5,327	42,903	$0.12	$38,619	42,526	$0.91

	For The Nine Months Ended September 30,
	2006			2005
		Number of	Per Share		Number of	Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
	($ in thousands, except share data)
Basic EPS
Net income available to common stockholders from continuing operations	$128,777	39,309	$3.28	$135,674	39,102	$3.47

Effect of dilutive securities
Equity compensation	—	754	(0.06)	—	895	(0.07)
PRIDES	—	2,028	(0.16)	—	1,684	(0.14)
OCEANs	—	—		—	1,062	(0.09)

Diluted EPS	$128,777	42,091	$3.06	$135,674	42,743	$3.17

(5) CLOSED BLOCK
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
     Summarized financial information of the Closed Block as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 are as follows:

	September 30,	December 31,
	2006	2005
	($ in thousands)
Liabilities:
Future life and annuity policy benefits	$2,731,718	$2,765,095
Policyowner funds	7,013	7,835
Accrued expenses and other liabilities	11,439	6,420
Dividends payable to policyowners	150,848	154,793
Policy and contract claims	12,698	17,986
Policyowner dividend obligation	76,498	116,684

Total Liabilities	2,990,214	3,068,813

Assets:
Fixed maturity securities available-for-sale at fair value	1,932,794	1,916,052
Mortgage loans	50,629	60,541
Policy loans	334,294	331,561
Cash and cash equivalents	2,201	63,506
Accrued investment income	31,965	32,972
Premiums and fees receivable	53,981	58,778

Total Assets	2,405,864	2,463,410

Maximum future earnings to be recognized from assets and liabilities of the Closed Block	$584,350	$605,403

	For The Three Months Ended September 30,
	2006	2005
	($ in thousands)
Operations:
Insurance premiums	$35,972	$37,582
Product charges	1,409	1,472
Net investment income	35,513	35,393
Realized gains ( losses) on investments	121	(650)
Policyowner benefits	(49,071)	(47,174)
Underwriting, acquisition and other expenses	(842)	(785)
Dividends to policyowners	(14,514)	(17,066)

Contribution from the Closed Block before income taxes	$8,588	$8,772

	For The Nine Months Ended September 30,
	2006	2005
	($ in thousands)
Operations:
Insurance premiums	$111,344	$122,467
Product charges	4,527	4,618
Net investment income	107,114	110,173
Realized losses on investments	(1,997)	(560)
Policyowner benefits	(143,722)	(142,577)
Underwriting, acquisition and other expenses	(3,881)	(1,973)
Dividends to policyowners	(46,851)	(65,057)

Contribution from the Closed Block before income taxes	$26,534	$27,091

(6) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company accounts for derivatives, including certain derivative instruments embedded in other contracts, at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent upon the use of the derivative and its qualification for special hedge accounting. In addition, we also have trading securities that back our total return strategy traditional annuity products. During the first nine months of 2006 and 2005, an unrealized gain has been recognized amounting to $14.0 million and an unrealized loss of $14.9 million, respectively, primarily from the change in fair value on the trading securities backing the total return strategy products. Additionally, realized/unrealized gains (losses) on investments included an unrealized gain of $66.0 million and an unrealized loss $1.7 million for the first nine months of 2006 and 2005, respectively, primarily from the change in fair value on call options used as a natural hedge of embedded options within indexed products. Policyowner benefits included an adjustment to contract liabilities for fair value changes in options embedded within the indexed products and fair value changes on total return strategy annuity contracts. The total adjustment to policyowner benefits amounted to an increase in expense of $76.9 million and a decrease in expense of $19.4 million for the first nine months of 2006 and 2005, respectively.
     The following table summarizes the income (loss) impact of the market value adjustments on trading securities and derivatives for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held-for-trading	$13,770	$—	$220	$13,990
Options	—	65,970	1	65,971
Market value adjustment to liabilities	(14,394)	(64,150)	1,614	(76,930)
Cash flow hedge amortization	—	—	183	183
DAC and deferred sales inducements amortization of impact of net adjustments above	(107)	(2,299)		(2,406)

Pre-tax total	(731)	(479)	2,018	808
Income taxes	256	168	(706)	(282)

After-tax total	$(475)	$(311)	$1,312	$526

	Nine Months Ended September 30, 2005
	Total Return	Indexed
	Products	Products	Other	Total
	($ in thousands)
Fixed maturity securities held-for-trading	$(11,842)	$—	$(3,077)	$(14,919)
Options	—	(1,723)	18	(1,705)
Market value adjustment to liabilities	2,912	13,535	2,956	19,403
Cash flow hedge amortization	—	—	112	112
DAC and deferred sales inducements amortization of impact of net adjustments above	824	(5,531)	—	(4,707)

Pre-tax total	(8,106)	6,281	9	(1,816)
Income taxes	2,837	(2,198)	(3)	636

After-tax total	$(5,269)	$4,083	$6	$(1,180)

(7) EQUITY TRANSACTIONS
     On September 13, 2006, the Company redeemed all of its issued and outstanding shares of Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) at a price of $26.03 per share plus the preferred dividend payment of $.0453125 per share for a total redemption price per share of $26.48. The redemption resulted in a loss of $11.4 million. Funding for the redemption came from the settlement of the forward purchase contracts forming a portion of the Company’s Income PRIDES which matured on August 16, 2006 as well as other equity issuances occurring in the six month period prior to the redemption. Under the terms of the redemption, the Company was required to use the proceeds of the sale of its equity securities to redeem the Series A Preferred Stock. In order to provide the funds necessary to complete the redemption, Aviva plc purchased 3,073 shares of the Company’s common stock at $69.00 per share for an aggregate cash purchase price of $0.2 million pursuant to the terms of a subscription agreement dated September 12, 2006.
(8) FEDERAL INCOME TAXES
     The effective income tax rate for the nine months ended September 30, 2006 varied from the prevailing corporate rate primarily as a result of tax exempt income and the write-off of certain deferred tax assets. The effective income tax rate for the nine months ended September 30, 2005 varied from the prevailing corporate rate primarily as a result of tax exempt income, a reduction in the income tax accrual, and additional tax on the joint venture sale. During the third quarter of 2006, the Company wrote-off $3.2 million of deferred tax assets related to the expiration of capital loss carryovers. The accrual reductions were for the release of provisions originally established for potential tax adjustments related to open Internal Revenue Service exam years from 1997 through 2003 which were settled or eliminated during 2006 and 2005. The accrual was reduced $0.7 million in 2006 and $13.4 million in 2005. The 2005 accrual reduction was primarily related to the settlement of the tax treatment of a leveraged lease investment and the determination of taxable income of some partnership investments. The effective income tax rate for the third quarter of 2005 varied from the prevailing corporate rate primarily due to additional income tax expense of $6.6 million incurred in the restructuring of the Company’s joint venture with Ameritas Life Insurance Corp. in which the Company’s interest in Ameritas Variable Life Insurance Company was sold to Ameritas Life Insurance Corp. The additional tax expense related to the reversal of taxable temporary differences during the third quarter of 2005 without the benefit of previously anticipated dividends received deductions. The effective income tax rate excluding the deferred tax asset charge, accrual reductions and the additional tax on the joint venture sale was 33.5% and 33.1% for the nine months ended September 30, 2006 and 2005, respectively.
(9) COMMITMENTS AND CONTINGENCIES
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
     As previously disclosed, a charge was taken in the third quarter of 2005 in connection with these lawsuits in California. In the third quarter of 2006, an additional charge was taken as a result of an increase in the expected cost necessary to cover the net exposures of these lawsuits.
     AmerUs Group Co. and certain of its subsidiaries are among the defendants in separate lawsuits by the Attorneys General of Pennsylvania and Illinois on behalf of certain Pennsylvania and Illinois residents, respectively, some of whom were purchasers of our products alleging, in part, claims related to the marketing of our products to senior citizens and violations of consumer protection laws. The plaintiffs seek fines, restitution, injunctive and other relief.
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
(10) EMPLOYEE BENEFIT PLANS
     The Company has a frozen defined benefit pension plan and also has defined benefit plans which provide supplemental retirement benefits to certain agents and executives. In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees. The following is a summary of net periodic benefit cost for these plans for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
	($ in thousands)
Components of net periodic benefit cost:
Service cost	$799	$235
Interest cost	4,598	4,416
Expected return on plan assets	(3,656)	(3,647)
Amortization of prior service cost	(103)	66
Amortizaton of actuarial loss	506	535

Total expense	$2,144	$1,605

(11) ACCOUNTING DEVELOPMENTS
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of adopting FIN 48.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of SFAS 155. Any changes resulting from the adoption of SFAS 155 should be recognized as a cumulative effect adjustment to beginning retained earnings. The Company is assessing the impact of adopting SFAS 155.
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

5)	Other income from non-insurance operations.

6)	Litigation accruals following class certification, net of insurance recoveries.

7)	Merger costs associated with proposed merger with Aviva plc.

8)	Interest expense.

9)	Early extinguishment of debt.

10)	Income tax expense.
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

Operating Segment Income
($ in thousands)

	Three Months Ended September 30, 2006
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$49,916	$1,168	$184	$51,268
Product charges	54,176	16,349	—	70,525
Net investment income	89,086	200,328	1,237	290,651
Realized/unrealized gains on closed block investments	122	—	—	122
Other income:
Income from Independent Marketing Organizations	—	8,017	—	8,017
Other	902	2,641	886	4,429

	194,202	228,503	2,307	425,012

Benefits and expenses:
Policyowner benefits	91,617	131,119	412	223,148
Underwriting, acquisition, and other expenses:
Operating expenses	18,773	9,815	5,574	34,162
Expenses from Independent Marketing Organizations	—	5,707	—	5,707
Amortization of DAC and VOBA	25,009	28,655	—	53,664
Dividends to policyowners	16,368	1	—	16,369

	151,767	175,297	5,986	333,050

Segment pre-tax operating income	$42,435	$53,206	$(3,679)	91,962

Realized/unrealized losses on open block assets				(10,999)

Unrealized gains on open block options and trading investments				82,386

Change in option value of indexed products and market value adjustments on total return strategy annuities				(139,271)

Cash flow hedge amortization				129

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				16,420

Amortization of deferred sales inducements due to open block gains and losses and market value adjustments				4,780

Litigation following class certification, net				(3,179)

Merger costs				(1,390)

Income from continuing operations				40,838

Interest (expense)				(9,148)

Income tax (expense)				(12,260)

Net income				19,430

Dividends on preferred stock				(2,718)

Loss on redemption of preferred stock				(11,385)

Net income available to common stockholders				$5,327

Operating Segment Income
($ in thousands)

	Three Months Ended September 30, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$53,535	$727	$341	$54,603
Product charges	51,350	13,589	—	64,939
Net investment income	88,930	189,332	379	278,641
Realized/unrealized losses on closed block investments	(650)	—	—	(650)
Other income:
Income from Independent Marketing Organizations	—	7,331	—	7,331
Other	879	2,551	566	3,996

	194,044	213,530	1,286	408,860

Benefits and expenses:
Policyowner benefits	87,918	130,529	(387)	218,060
Underwriting, acquisition, and other expenses:
Operating expenses	19,473	7,230	8,278	34,981
Expenses from Independent Marketing Organizations	—	5,873	—	5,873
Amortization of DAC and VOBA	27,598	22,030	—	49,628
Dividends to policyowners	18,769	1	—	18,770

	153,758	165,663	7,891	327,312

Segment pre-tax operating income	$40,286	$47,867	$(6,605)	81,548

Realized/unrealized losses on open block assets				(793)

Unrealized gains on open block options and trading investments				24,805

Change in option value of indexed products and market value adjustments on total return strategy annuities				6,814

Cash flow hedge amortization				35

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				(9,086)

Litigation following class certification, net				(9,380)

Other income from non-insurance operations				160

Income from continuing operations				94,103

Interest (expense)				(7,725)

Early extinguishment of debt				(19,082)

Income tax (expense)				(28,677)

Net income				38,619

Dividends on preferred stock				—

Net income available to common stockholders				$38,619

Operating Segment Income
($ in thousands)

	Nine Months Ended September 30, 2006
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$156,844	$2,568	$199	$159,611
Product charges	160,534	46,793	—	207,327
Net investment income	266,645	594,261	2,035	862,941
Realized/unrealized losses on closed block investments	(1,996)	—	—	(1,996)
Other income:
Income from Independent Marketing Organizations	—	24,223	—	24,223
Other	2,659	7,924	2,525	13,108

	584,686	675,769	4,759	1,265,214

Benefits and expenses:
Policyowner benefits	277,081	384,715	273	662,069
Underwriting, acquisition, and other expenses:
Operating expenses	54,538	28,633	21,804	104,975
Expenses from Independent Marketing Organizat ions	—	18,117	—	18,117
Amortization of DAC and VOBA	72,917	81,761	—	154,678
Dividends to policyowners	52,783	2	—	52,785

	457,319	513,228	22,077	992,624

Segment pre-tax operating income	$127,367	$162,541	$(17,318)	272,590

Realized/unrealized losses on open block assets				(18,676)

Unrealized gains on open block options and trading investments				79,961

Change in option value of indexed products and market value adjustments on total return strategy annuities				(76,930)

Cash flow hedge amortization				183

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				2,152

Amortization of deferred sales inducements due to open block gains and losses and market value adjustments				(1,477)

Litigation following class certification, net				(3,179)

Merger costs				(1,390)

Income from continuing operations				253,234

Interest (expense)				(26,578)

Income tax (expense)				(78,338)

Net income				148,318

Dividends on preferred stock				(8,156)

Loss on redemption of preferred stock				(11,385)

Net income available to common stockholders				$128,777

Operating Segment Income
($ in thousands)

	Nine Months Ended September 30, 2005
	Protection	Accumulation		Total
	Products	Products	All Other	Consolidated
Revenues:
Insurance premiums	$174,587	$2,263	$1,300	$178,150
Product charges	139,073	39,537	—	178,610
Net investment income	268,799	554,531	1,062	824,392
Realized/unrealized losses on closed block investments	(560)	—	—	(560)
Other income:
Income from Independent Marketing Organizations	—	23,495	—	23,495
Other	2,597	7,755	1,630	11,982

	584,496	627,581	3,992	1,216,069

Benefits and expenses:
Policyowner benefits	256,293	388,152	67	644,512
Underwriting, acquisition, and other expenses:
Operating expenses	57,352	21,391	21,762	100,505
Expenses from Independent Marketing Organizations	—	19,376	—	19,376
Amortization of DAC and VOBA	74,576	68,236	—	142,812
Dividends to policyowners	70,633	4	—	70,637

	458,854	497,159	21,829	977,842

Segment pre-tax operating income	$125,642	$130,422	$(17,837)	238,227

Realized/unrealized losses on open block assets				(2,133)

Unrealized losses on open block options and trading investments				(16,623)

Change in option value of indexed products and market value adjustments on total return strategy annuities				19,403

Cash flow hedge amortization				112

Amortization of DAC and VOBA due to open block gains and losses and market value adjustments				(3,703)

Litigation following class certification, net				(9,380)

Other income from non-insurance operations				(205)

Income from continuing operations				225,698

Interest (expense)				(23,696)

Early extinguishment of debt				(19,082)

Income tax (expense)				(47,246)

Net income				135,674

Dividends on preferred stock				—

Net income available to common stockholders				$135,674

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated financial condition of AmerUs Group Co. as of September 30, 2006, compared with December 31, 2005, and our consolidated results of operations for the three and nine months ended September 30, 2006 and 2005. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with our MD&A and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
PROPOSED MERGER
     On July 12, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Aviva plc, a public limited company incorporated under the laws of England and Wales (Aviva), and Libra Acquisition Corporation, an Iowa corporation and an indirect wholly owned subsidiary of Aviva (Merger Sub). Under the Merger Agreement, the Merger Sub will be merged with and into AmerUs Group, with AmerUs Group continuing after the Merger as the surviving corporation and an indirect wholly owned subsidiary of Aviva (the Merger). At the effective date of the Merger, each outstanding share of our stock will be cancelled and converted into the right to receive $69.00 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase our common stock will be cancelled and converted into the right to receive an amount of cash per share equal to the excess, if any, of $69.00 over the exercise price of the option. In addition, our other equity incentive instruments will be cancelled and cashed out in the Merger.
     We have made customary representations, warranties and covenants in the Merger Agreement, including covenants relating to the conduct of our business between the date of the signing of the Merger Agreement and the closing of the Merger and, subject to certain exceptions, our agreement not to solicit, enter into discussions regarding, or provide confidential information in connection with, alternative transactions. The risk factors related to the Merger are discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
     The Merger Agreement has been approved by our and Aviva’s respective boards of directors and by the Company’s shareholders. The completion of the Merger is subject to customary closing conditions and receipt of certain government and regulatory approvals. The Merger Agreement contains certain termination rights of Aviva and AmerUs Group and provides that, upon the termination of the Merger Agreement under certain circumstances, we would be required on a date certain or upon the occurrence of specified events to pay Aviva a termination fee of $90 million, plus up to $12.5 million of Aviva’s out-of-pocket expenses incurred in connection with the Merger Agreement. The Merger is currently expected to close before December 31, 2006.
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

FINANCIAL HIGHLIGHTS
     Our financial highlights are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands, except share data)
Segment pre-tax operating income:
Protection Products	$42,435	$40,286	$127,367	$125,642
Accumulation Products	53,206	47,867	162,541	130,422
Other operations	(3,679)	(6,605)	(17,318)	(17,837)

Total se gment pre-tax operating income	91,962	81,548	272,590	238,227

Non-segment expense, net (A)	72,532	42,929	124,272	102,553

Net income	19,430	38,619	148,318	135,674

Dividends on preferred stock	2,718	—	8,156	—
Loss on redemption of preferred stock	11,385	—	11,385	—

Net income available to common stockholders	$5,327	$38,619	$128,777	$135,674

Diluted net income available to common stockholders per common share	$0.12	$0.91	$3.06	$3.17

	September 30,	December 31,
	2006	2005

Total assets	$25,961,439	$24,830,000

Stockholders’ equity	$1,723,626	$1,702,315

(A)	Non-segment expense, net consists primarily of open block realized/unrealized gains and losses, derivative related market value adjustments, litigation following class certification, merger costs, interest expense, early extinguishment of debt, and income taxes.
     Operating segment income increased for both the protection products and accumulation products segments in the 2006 periods as compared to the same periods in 2005. During the second quarter of 2006, projected future margin items for DAC amortization were updated with current estimates resulting in lower DAC amortization and higher protection products pre-tax operating segment income. The increase in the protection products segment was partially offset by lower net investment income growth as capital was redeployed from this segment to fund treasury stock purchases in 2006 and 2005. Our accumulation products pre-tax operating segment income increased primarily due to higher assets under management and increased product spreads.
     Net income available to common stockholders decreased in the first nine months of 2006 compared to 2005 primarily as a result of increased realized/unrealized losses on open block assets and higher income tax expense as the results for the first nine months of 2005 included a reduction in the income tax accrual. Partially offsetting this decrease was higher operating segment income.
     Total assets increased $1.1 billion during the first nine months of 2006 primarily as a result of increased investment holdings. Total investments grew $994 million which was offset by an increase in unrealized investment losses of $213 million. Stockholders’ equity increased $21.3 million in the first nine months of 2006 primarily as a result of year-to-date net income of $148.3 million, the conversion of PRIDES to common stock of $143.5 million, and stock issued under various incentive plans of $8.6 million. The increase was partially offset by the redemption of preferred stock of $156.2 million, treasury stock purchases of $56.3 million, increased unrealized losses on available-for-sale investments of $55.7 million, and dividends declared on preferred stock of $8.2 million. The unrealized losses included in accumulated other comprehensive loss are presented after related adjustments to DAC, VOBA, capitalized deferred sales inducements, closed block policyowner dividend obligation, unearned revenue reserves and deferred income taxes.

PROTECTION PRODUCTS
     Our protection products segment primarily consists of term life, universal life and indexed life insurance policies. These products are marketed on a national basis primarily through IMOs, CMOs, a PPGA distribution system and a New York distribution system. When protection products are sold, we invest the premiums we receive in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage investment spread by seeking to maximize the return on these invested assets, consistent with our asset/liability and credit quality policies. We enter into reinsurance arrangements in order to reduce the effects of mortality risk and the statutory capital strain from writing new business. All income statement line items are presented net of reinsurance amounts. In addition, the protection products segment includes the results of the closed block. Protection products in force totaled $104.7 billion at September 30, 2006 and $102.5 billion at December 31, 2005. Protection products in force is a performance measure utilized by investors, analysts and the Company to assess the Company’s position in the industry. A summary of our protection products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Revenues:
Insurance premiums	$49,916	$53,535	$156,844	$174,587
Product charges	54,176	51,350	160,534	139,073
Net investment income	89,086	88,930	266,645	268,799
Realized gains (losses) on closed block investments	122	(650)	(1,996)	(560)
Other income	902	879	2,659	2,597

Total revenues	194,202	194,044	584,686	584,496

Benefits and expenses:
Policyowner benefits	91,617	87,918	277,081	256,293
Underwriting, acquisition and other expenses	18,773	19,473	54,538	57,352
Amortization of DAC and VOBA, net of open block gain/loss adjustment	25,009	27,598	72,917	74,576
Dividends to policyowners	16,368	18,769	52,783	70,633

Total benefits and expenses	151,767	153,758	457,319	458,854

Pre-tax operating income — Protection Products segment	$42,435	$40,286	$127,367	$125,642

     Pre-tax operating income from our protection products increased 5.3% in the third quarter of 2006 and 1.4% in the first nine months of 2006 compared to the respective 2005 periods. During the second quarter of 2006, projected future margin items for DAC amortization were updated with current estimates resulting in lower DAC amortization. The increase in the protection products segment was partially offset by lower net investment income growth as capital was redeployed from this segment to fund treasury stock purchases in 2006 and 2005. In addition, expenses were lower in 2006 as compared to 2005. The key drivers of our protection products business include sales, persistency, net investment income, mortality and expenses.
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

		Sales Activity by Product
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Traditional life insurance:
Interest-sensitive whole life	$61	$159	$223	$392
Term and other life	1,501	2,835	4,633	9,241
Universal life:
Flexible premium without no lapse guarantee	733	2,651	2,110	10,913
Single premium	23	—	68	—
Indexed life:
Flexible premium without no lapse guarantee	23,816	17,694	68,826	48,703
Flexible premium with no lapse guarantee	6,335	3,386	16,406	9,955
Fixed premium excess interest whole life	397	2,843	2,286	7,473
Single premium	658	—	2,075	—

Total	$33,524	$29,568	$96,627	$86,677

     Annualized premiums increased 13.4% in the third quarter of 2006 and 11.5% in the first nine months of 2006 as compared to the respective periods of 2005 due to continued growing customer demand for indexed life products. In the first nine months of 2006, sales of indexed life products were $89.6 million as compared to $66.1 million for 2005 and comprised 93% of total direct sales in the first nine months of 2006 compared to 76% in the first nine months of 2005. We are the leading writer of indexed life products in the United States. Traditional and universal life insurance sales continue to decline due to continued growing customer demand for indexed life products.
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
     Insurance premium revenue was lower in the first nine months of 2006 as compared to the same period in 2005 primarily due to a decline in closed block in force business, lower sales of traditional products as a result of increasing consumer demand for indexed life products and higher reinsurance costs resulting from a timing difference in the recognition of reinsurance premiums. Product charge revenue was higher in 2006 as compared to 2005 due to growth in the indexed life block of business.
     Persistency. Persistency, which we measure in terms of a lapse rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low lapse rate means higher persistency indicating more business is remaining in force to generate future revenues. Annualized lapse rates, based on a rolling four quarter period, were 6.1% as of September 30, 2006 compared to 6.6% as of September 30, 2005. Our persistency experience remained within our pricing assumptions.
     Net Investment Income. Net investment income is a key driver of our business as it reflects earnings on our invested assets. Net investment income decreased for the first nine months of 2006 as compared to the same period a year ago as a result of lower investment earned rates. The lower investment earned rates were partially offset by the growth in average protection products assets which increased approximately $252 million in 2006 over 2005. Growth in product assets was partially offset by the redeployment of capital from the protection products segment during 2005 to fund purchases of treasury stock. The year-to-date earned rate of the investment portfolio was 6.26% compared to 6.60% a year ago.
     Mortality and Benefit Expense. Mortality is a key driver of our business as it impacts the amount of our benefit expense. We utilize reinsurance to reduce the effects of mortality risk. Open block mortality increased for the first nine months of 2006 and 2005, but remains within our pricing assumptions. Total benefit expense was higher in the first nine months of 2006 compared to 2005 primarily due to the growth in our in force block of indexed life business, including increased amounts of interest credited to our policyowner accounts.
     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses decreased for the first nine months of 2006 compared to 2005 primarily due to decreased state premium taxes and lower policy administration costs as we continue to centralize our administrative functions.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which decreased for the third quarter and first nine months of 2006 as compared to the respective periods in 2005. During the second quarter of 2006, projected future margin items for DAC amortization were updated with current estimates. These updated projected margins continue to be appropriate for the amortization during the third quarter. In addition, during the third quarter of 2006 there was higher open block universal life mortality as compared to the third quarter of 2005. As a result, DAC and VOBA amortization in the third quarter and first nine months of 2006 is lower than for the same periods in 2005.
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
     Dividend expense decreased for the first nine months of 2006 compared to 2005 due to decreased closed block earnings, primarily resulting from lower net investment income and realized losses on closed block investments.
ACCUMULATION PRODUCTS
     Our accumulation products segment primary offerings consist of individual fixed annuities and funding agreements. The fixed annuities are marketed on a national basis primarily through IMOs and independent brokers. Similar to our protection products segment, we invest the premiums we receive from accumulation product deposits in our investment portfolio and establish a liability representing our commitment to the policyowner. We manage product spread by seeking to maximize the return on our invested assets consistent with our asset/liability management and credit quality policies. When appropriate, we periodically reset the interest rates credited to our policyowner liability. Accumulation products reserves totaled $13.8 billion at September 30, 2006 and $13.5 billion at December 31, 2005. A summary of our accumulation products segment operations follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Revenues:
Immediate annuity and supplementary contract premiums	$1,168	$727	$2,568	$2,263
Product charges	16,349	13,589	46,793	39,537
Net investment income	200,328	189,332	594,261	554,531
Other income	2,641	2,551	7,924	7,755

Total revenues	220,486	206,199	651,546	604,086

Benefits and expenses:
Policyowner benefits	131,119	130,529	384,715	388,152
Underwriting, acquisition and other expenses	9,815	7,230	28,633	21,391
Amortization of DAC and VOBA	28,655	22,030	81,761	68,236
Dividends to policyowners	1	1	2	4

Total benefits and expenses	169,590	159,790	495,111	477,783

IMO Operations:
Other income	8,017	7,331	24,223	23,495
Other expenses	5,707	5,873	18,117	19,376

Net IMO operating income	2,310	1,458	6,106	4,119

Pre-tax operating income — Accumulation Products segment	$53,206	$47,867	$162,541	$130,422

     Pre-tax operating income from our accumulation products operations increased 11.2% in the third quarter of 2006 and 24.6% in the first nine months of 2006 compared to the respective periods in 2005 primarily due to higher assets under management. The drivers of profitability in our accumulation products business include deposits, persistency, product spread, expenses, and IMO operations.
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

		Deposits by Product
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
		($ in thousands)
Annuities
Deferred fixed annuities:
Traditional fixed annuities	$49,988	$52,917	$132,791	$191,277
Indexed annuities	637,017	632,875	1,699,182	1,778,971
Variable annuities	397	864	1,481	2,002

Total direct annuities	687,402	686,656	1,833,454	1,972,250

Funding agreements	436,000	—	610,666	26,200

Total	1,123,402	686,656	2,444,120	1,998,450

Reinsurance ceded	(335)	(1,883)	(1,373)	(6,117)

Total deposits, net of reinsurance	$1,123,067	$684,773	$2,442,747	$1,992,333

     Direct annuity deposits decreased 7% in the first nine months of 2006 compared to 2005. Sales were impacted primarily by the higher short-term interest rate environment and the resulting increased demand for competing certificate of deposit products. Indexed annuities comprised 93% of total direct annuity deposits in the first nine months of 2006 compared to 90% in the first nine months of 2005. Our wholly-owned and proprietary organizations accounted for approximately 84% of our annuity deposits in the first nine months of 2006 compared to 83% in the first nine months of 2005. We also placed floating and fixed rate funding agreements totaling $610.7 million and $26.2 million during the first nine months of 2006 and 2005, respectively. We expect higher interest rates will continue to impact our accumulation segment sales.
     Product Charges. The deposits we receive on accumulation products are not recorded as revenue but instead as a policyowner liability. Surrender charges collected on accumulation products are recorded as revenue and shown as a product charge. Product charges increased in the first nine months of 2006 as compared to 2005 due to increased policy withdrawals within the surrender charge period.
     Persistency. Persistency, which we measure in terms of a withdrawal rate, is a key driver of our business as it refers to the policies which remain in our block of business. A low withdrawal rate reflects higher persistency indicating more business is remaining in force to generate future revenues. Withdrawals represent funds taken out of accumulation products by policyowners not including those due to the death of policyowners. Annuity withdrawal rates without internal replacements, based on a rolling four quarter period, increased in 2006 to 11.6% or $1,374.5 million compared to 7.6% or $799.2 million in 2005. During 2006, higher surrenders were experienced on the annual reset business as market interest rates have risen plus a large block of guaranteed rate annuity business came out of its rate lock period contributing to the increased surrenders. Overall lapse experience has been better than expected and our total withdrawal experience remains within our pricing assumptions.
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

	For The Rolling Four Quarters Ended September 30,
	2006	2005
Asset earned rate	5.70%	5.73%
Liability credited rate	3.39%	3.58%

Product spread	2.31%	2.15%

     The product spread increased 16 basis points to 231 basis points for the rolling four quarters ended September 30, 2006 compared to September 30, 2005. Liability crediting rates decreased as a large block of guaranteed rate annuity business came out of its rate lock period.
     At September 30, 2006, the account value of traditional annuities totaled $4.7 billion of which approximately 91% have minimum guarantee rates ranging from 3% to 4%. For traditional annuities with an account value of $3.9 billion, the credited rate was equal to the minimum guarantee rate, and as a result, the credited rate cannot be lowered. Traditional annuities with an account value of $0.3 billion had a multi-year guarantee for which the credited rate cannot be decreased until the end of the multi-year period. At the end of the multi-year period, we will have the ability to lower the crediting rate to the minimum guaranteed rate by an average of approximately 160 basis points. The remaining multi-year period is less than one year. Due to these limitations on the ability to lower interest crediting rates and the potential for additional credit defaults and lower reinvestment rates on investments, we could experience spread compression in future periods.

     Underwriting, Acquisition and Other Expenses. Underwriting, acquisition and other expenses are a key driver of our business as they are costs of our operations. Expenses increased in the first nine months of 2006 compared to 2005 primarily due to higher legal costs and non-deferrable agent commissions associated with a policy persistency program.
     Amortization of DAC and VOBA. The amortization of DAC and VOBA are expense items which increased for the first nine months of 2006 as compared to 2005. DAC and VOBA are generally amortized in proportion to product gross margins which increased in the first nine months of 2006, resulting in higher amortization expense. In addition, higher surrenders in 2006 resulted in additional amortization.
     IMO Operations. IMO Operations are a key driver of our business as the earnings from our wholly-owned IMOs are a component of the accumulation products segment operating income. IMOs have contractual arrangements to promote our insurance products in their networks of agents and brokers. Additionally, they also contract with third party insurance companies. We own four such IMOs. The income from IMO operations primarily represents annuity commissions received by our wholly-owned IMOs from those third party insurance companies. Net IMO operating income increased in the first nine months of 2006 compared to 2005 primarily due to lower legal expenses.
OTHER
     The other operations consist of our non-core lines of business outside of protection and accumulation products. These lines of business include holding company revenues and expenses, operations of our real estate and asset management subsidiary, and accident and health insurance.

INCOME STATEMENT RECONCILIATION
     A reconciliation of our segment pre-tax operating income to net income as shown in our consolidated statements of income follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)		($ in thousands)
Segment pre-tax operating income:
Protection Products	$42,435	$40,286	$127,367	$125,642
Accumulation Products	53,206	47,867	162,541	130,422
Other operations	(3,679)	(6,605)	(17,318)	(17,837)

Total segment pre-tax operating income	91,962	81,548	272,590	238,227

Non-segment items — increases (decreases) to income:
Realized and unrealized gains (losses) on assets and liabilities:
Realized/unrealized losses on open block assets	(10,999)	(793)	(18,676)	(2,133)
Unrealized gains (losses) on open block options and trading investments	82,386	24,805	79,961	(16,623)
Change in option value of indexed products and market value adjustments on total return strategy annuities	(139,271)	6,814	(76,930)	19,403
Cash flow hedge amortization	129	35	183	112
(Amortization) restoration of DAC and VOBA due to open block gains and losses and market value adjustments	16,420	(9,086)	2,152	(3,703)
(Amortization) restoration of deferred sales inducements due to open block gains and losses and market value adjustments	4,780	—	(1,477)	—
Litigation following class certification, net	(3,179)	(9,380)	(3,179)	(9,380)
Merger costs	(1,390)	—	(1,390)	—
Other income (loss) from non-insurance operations	—	160	—	(205)

Income from continuing operations	40,838	94,103	253,234	225,698

Interest expense	(9,148)	(7,725)	(26,578)	(23,696)
Early extinguishment of debt	—	(19,082)	—	(19,082)
Income tax expense	(12,260)	(28,677)	(78,338)	(47,246)

Net income	19,430	38,619	148,318	135,674

Dividends on preferred stock	(2,718)	—	(8,156)	—
Loss on redemption of preferred stock	(11,385)	—	(11,385)	—

Net income available to common stockholders	$5,327	$38,619	$128,777	$135,674

     Realized and Unrealized Gains (Losses) on Assets and Liabilities. Realized gains (losses) on open block assets will fluctuate from period to period depending on the prevailing interest rates, the economic environment and the timing of investment sales and credit events. As part of managing our invested assets, we routinely sell securities and realize gains and losses.
     Unrealized gains (losses) on open block options and trading investments also will fluctuate from period to period depending on prevailing interest rates, the economic environment and credit events. We also have trading securities that back our total return strategy traditional annuity products. The market value adjustment on the trading securities resulted in unrealized gains of $14.2 million and $14.0 million in the third quarter and first nine months of 2006, respectively, and unrealized losses of $1.5 million and $14.9 million in the third quarter and first nine months of 2005, respectively. In addition, we use options to hedge our indexed products. In accounting for derivatives, we adjusted our options to market value, which, due to the economic environment and stock market conditions, resulted in unrealized gains of $68.2 million and $66.0 million in the third quarter and first nine months of 2006, respectively, and an unrealized gain of $26.3 million and an unrealized loss of $1.7 million in the third quarter and first nine months of 2005, respectively.

     Most of the unrealized gains and losses on the options and trading securities assets are offset by similar adjustments to the option portion of the indexed product reserves and to the total return strategy annuity reserves. The reserve adjustments are reflected in policyowner benefits expense in the consolidated statements of income as the change in option value of indexed products and market value adjustments on total return strategy annuities. The total adjustment to policyowner benefits amounted to increased expense of $139.3 million and $76.9 million in the third quarter and first nine months of 2006, respectively, and decreased expense of $6.8 million and $19.4 million in the third quarter and first nine months of 2005, respectively.
     DAC, VOBA and deferred sales inducements amortization is adjusted for realized and unrealized gains and losses and derivative related market value adjustments. As a result of the fluctuating gains and losses and derivative adjustments between periods, DAC and VOBA amortization expense decreased $25.5 million and $5.9 million in the third quarter and first nine months of 2006 as compared to the respective periods in 2005. Deferred sales inducements amortization increased $4.8 million and decreased $1.5 million in the third quarter and first nine months of 2006 as compared to the respective periods in 2005.
     Litigation Following Class Certification, Net. As previously disclosed, a charge was taken in the third quarter of 2005 in connection with certain lawsuits in California. In the third quarter of 2006, an additional charge was taken as a result of an increase in the expected cost necessary to cover the net exposures of these lawsuits.
     Merger Costs. Merger costs are expenses associated with the proposed merger with Aviva plc. The costs in the third quarter of 2006 were primarily for actuarial consulting services and shareholder communications.
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
     Income Tax Expense. The effective income tax rate for the nine months ended September 30, 2006 varied from the prevailing corporate rate primarily as a result of tax exempt income and the write-off of certain deferred tax assets. The effective income tax rate for the nine months ended September 30, 2005 varied from the prevailing corporate rate primarily as a result of tax exempt income, a reduction in the income tax accrual, and additional tax on the joint venture sale. During the third quarter of 2006 the Company wrote-off $3.2 million of deferred tax assets related to the expiration of capital loss carryovers. The accrual reductions were for the release of provisions originally established for potential tax adjustments related to open Internal Revenue Service exam years from 1997 through 2003 which were settled or eliminated during 2006 and 2005. The accrual was reduced $0.7 million in 2006 and $13.4 million in 2005. The 2005 accrual reduction was primarily related to the settlement of the tax treatment of a leveraged lease investment and the determination of taxable income of some partnership investments. The effective income tax rate for the third quarter of 2005 varied from the prevailing corporate rate primarily due to additional income tax expense of $6.6 million incurred in the restructuring of the Company’s joint venture with Ameritas Life Insurance Corp. in which the Company’s interest in Ameritas Variable Life Insurance Company was sold to Ameritas Life Insurance Corp. The additional tax expense related to the reversal of taxable temporary differences during the third quarter of 2005 without the benefit of previously anticipated dividends received deductions. The effective income tax rate excluding the accrual reductions and the additional tax on the joint venture sale was 33.5% and 33.1% for the nine months ended September 30, 2006 and 2005, respectively.
     Loss on Redemption of Preferred Stock. On September 13, 2006, the Company redeemed all of its issued and outstanding shares of Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) at a price of $26.03 per share plus the preferred dividend payment of $.0453125 per share for a total redemption price per share of $26.48. The redemption resulted in a loss of $11.4 million.

ACCOUNTING DEVELOPMENTS
     In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). The statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS 123R requires the fair value of all share-based awards to employees subsequent to January 1, 2006 to be recognized in the income statement over the vesting period, generally five years from date of grant or award. Effective on January 1, 2006 we adopted the modified prospective transition method provided under SFAS 123R. There was no effect to net income or total stockholders’ equity upon its adoption. See Note 2 to our consolidated financial statements for additional information regarding compensation expense included in net income for the first nine months of 2006 and the pro forma disclosure of compensation expense for the first nine months of 2005.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of adopting FIN 48.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of SFAS 155. Any changes resulting from the adoption of SFAS 155 should be recognized as a cumulative effect adjustment to beginning retained earnings. The Company is assessing the impact of adopting SFAS 155
LIQUIDITY AND CAPITAL RESOURCES
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
     On June 16, 2006, we entered into an amended and restated credit agreement, which we refer to as the Revolving Credit Agreement, with a syndicate of lenders. The Revolving Credit Agreement provides up to $300 million of unsecured credit (the Commitment). With the consent of the Administrative Agent, we may increase the Commitment by up to $100 million, provided that existing lenders party to the Revolving Credit Agreement or other lenders agree to lend such amount. As of September 30, 2006, the outstanding loan balance amounted to $40 million. The Revolving Credit Agreement provides for typical events of default and covenants with respect to the conduct of business and requires the maintenance of various financial levels and ratios. Among other covenants, we (a) cannot have a leverage ratio greater than 0.35:1.0, (b) must cause our insurance subsidiaries to maintain certain levels of risk-based capital, and (c) cannot permit our subsidiaries to incur additional indebtedness for borrowed money in excess of certain limits typical for such lines of credit. We closely monitor all of these covenants to ensure continued compliance. We have obtained the consent of the majority of the lenders to continue the Revolving Credit Agreement after the effective date of the Merger with Aviva.
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
     We have $143.8 million of senior notes originally associated with the PRIDES outstanding at September 30, 2006. The PRIDES initially consisted of a $25 senior note and a contract requiring the holder to purchase our common stock. Under the purchase contract, holders of each contract were required to purchase our common stock on the settlement date of August 16, 2006. Under the terms of the agreement, the Company issued 4.9 million shares and received $143.8 million upon the maturity of the portfolio of U.S. Treasury securities pledged as collateral by holders of the Income PRIDES to secure their obligation to purchase shares of common stock of the Company. On May 11, 2006, we entered into a remarketing agreement to remarket the senior note component of our PRIDES in accordance with the terms of the PRIDES. Following the remarketing, the maturity of the senior notes was extended to May 16, 2011, and the interest rate was reset to 6.583% per annum, effective on and after May 16, 2006.
     On September 13, 2006, the Company redeemed all of its issued and outstanding shares of Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) at a price of $26.03 per share plus the preferred dividend payment of $.0453125 per share for a total redemption price per share of $26.48. Funding for the redemption came from the settlement of the forward purchase contracts of the Company’s Income PRIDES which matured on August 16, 2006 as well as other equity issuances occurring in the six month period prior to the redemption. In order to provide the funds necessary to complete the redemption, Aviva plc purchased 3,073 shares of the Company’s common stock at $69.00 per share for an aggregate cash purchased price of $0.2 million pursuant to the terms of a subscription agreement dated September 12, 2006.
     We have previously purchased our common stock under a stock purchase program approved by our Board of Directors effective June 24, 2005. The plan allowed us to purchase up to six million shares of our common stock at such times and under such conditions, as we deemed advisable. The purchases were to be made in the open market or by such other means as we determined to be appropriate, including privately negotiated purchases. The purchase program superceded all prior purchase programs. In connection with the Merger Agreement, Aviva’s consent is required for any future common stock purchases. We purchased 0.7 million shares in the second quarter of 2006 and

2.5 million shares in 2005 under the 2005 purchase plan. The purchase of shares included buybacks under two accelerated share repurchase programs. The accelerated share repurchase programs allowed us to purchase the shares immediately, with the counterparty purchasing the shares in the open market. The 2006 accelerated share repurchase program was completed in the second quarter of 2006, resulting in our paying $41.0 million to purchase 0.7 million shares. The 2005 accelerated share repurchase program was settled in February 2006, resulting in our paying $13.4 million as a final adjusted purchase price.
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
     In addition to the interest-sensitive products, our insurance subsidiaries have issued funding agreements totaling $1,499.7 million outstanding as of September 30, 2006, consisting of one to ten year maturity fixed and floating rate insurance contracts. The assets backing the funding agreements are legally segregated and are not subject to claims that arise out of any other business of the insurance subsidiaries. The funding agreements are further backed by the general account assets of the insurance subsidiaries. The segregated assets and liabilities are included with general account assets in the financial statements. The funding agreements may not be cancelled by the holders unless there is a default under the agreement, but the insurance subsidiaries may terminate the agreement at any time.
     We also have variable separate account assets and liabilities representing funds that are separately administered, principally for variable annuity contracts, and for which the contractholder bears the investment risk. Separate account assets and liabilities are reported at fair value and amounted to $202.4 million at September 30, 2006. Separate account contractholders generally have no claim against the assets of the general account, except with respect to certain insurance benefits. The operations of the separate accounts are not included in the accompanying consolidated financial statements.
     Through their respective memberships in the Federal Home Loan Banks (FHLB) of Des Moines, Topeka, and Indianapolis; ALIC, American and ILIC are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable based on current rates at the time of each advance. There were no borrowings outstanding under these arrangements at September 30, 2006. In addition, ALIC has long-term fixed rate advances from the FHLB outstanding of $11.5 million at September 30, 2006.
     The insurance subsidiaries may also obtain liquidity through sales of investments. The investment portfolio as of September 30, 2006, had a carrying value of $20.8 billion, including closed block investments.
     The level of capital in the insurance companies is regulated by risk-based capital formulas and is monitored by rating agencies. On March 16, 2006, Moody’s Investor Services changed the rating outlook for the Company and its insurance and other subsidiaries to stable from negative. On July 13, 2006, following the announcement that AmerUs Group and Aviva plc had signed a definitive agreement under which Aviva plc would acquire AmerUs Group, rating agencies took the following rating action on the Company and its insurance and other subsidiaries: Moody’s – review for possible upgrade; Fitch – Ratings Watch Positive; A.M. Best – review with positive implications; and Standard & Poor’s – ratings outlook revised from stable to positive. In order to maintain appropriate capital levels, it may be necessary from time to time for AmerUs Group Co. to provide additional capital to the insurance companies.
     We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We receive a fee in exchange for the loan of securities and require initial collateral equal to 102 percent, with an on-going level of 100 percent, of the market value of the loaned securities to be separately maintained. Securities with a market value of approximately $349.0 million and $458.8 million were on loan under the program and we were liable for cash collateral under our control of approximately $362.5 million and $474.6 million at September 30, 2006 and December 31, 2005, respectively. The collateral held under the securities lending program has been included in cash and cash equivalents in the consolidated balance sheet and the obligation to return the collateral upon the return of the loaned securities has been included in payable for collateral under securities lending and other transactions.
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
     We may also enter into securities borrowing arrangements from time to time whereby we borrow securities from other institutions and pay a fee. Securities borrowed amounted to $132.6 million at September 30, 2006 and $138.2 million at December 31, 2005, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheet.
     At September 30, 2006, the statutory capital and surplus of the insurance subsidiaries was approximately $1.2 billion. Management believes that each insurance company has statutory capital which provides adequate risk based capital that exceeds required levels.

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
     The following table provides information about our fixed maturity investments and mortgage loans for both our trading and other than trading portfolios at September 30, 2006. The table presents amortized cost and related weighted average interest rates by expected maturity dates. The amortized cost approximates the cash flows of principal amounts in each of the periods. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	3 months							Expected
	2006	2007	2008	2009	2010	2011	Thereafter	Cash Flows	Fair Value
					($ in millions)
Fixed maturity securities available-for-sale	$223	$975	$1,143	$963	$735	$1,306	$12,240	$17,585	$17,483
Average interest rate	8.0%	6.1%	6.1%	6.1%	5.9%	5.9%	5.9%

Fixed maturity securities held-for-trading purposes	$20	$216	$247	$126	$109	$152	$386	$1,256	$1,256
Average interest rate	3.0%	2.9%	2.9%	3.7%	2.8%	3.9%	4.5%

Mortgage loans	$16	$58	$72	$65	$74	$105	$629	$1,019	$1,026
Average interest rate	6.6%	6.7%	6.7%	6.7%	6.6%	6.6%	6.4%

Total	$259	$1,249	$1,462	$1,154	$918	$1,563	$13,255	$19,860	$19,765

     In accordance with our strategy of minimizing credit quality risk, we            consistently invest in high quality marketable securities. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 63% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody’s, Standard and Poor’s, or the NAIC. Less than 7.8% of the bond portfolio is below investment grade. Fixed maturity securities have an average life of approximately 10.4 years.
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
     As previously disclosed, a charge was taken in the third quarter of 2005 in connection with these lawsuits in California. In the third quarter of 2006, an additional charge was taken as a result of an increase in the expected cost necessary to cover the net exposures of these lawsuits.
     AmerUs Group Co. and certain of its subsidiaries are among the defendants in separate lawsuits by the Attorneys General of Pennsylvania and Illinois on behalf of certain Pennsylvania and Illinois residents, respectively, some of whom were purchasers of our products alleging, in part, claims related to the marketing of our products to senior citizens and violations of consumer protection laws. The plaintiffs seek fines, restitution, injunctive and other relief.
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
     The completion of our planned Merger with Aviva is subject to customary closing conditions, including the receipt of certain government and regulatory approvals. In addition, the occurrence of certain events, changes or other circumstances could give rise to the termination of the Merger Agreement. As a result, no assurances can be given that the Merger will be completed. If we fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the Merger and the Merger is not completed, we could be subject to various adverse consequences, including, but not limited to, the following:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Equity Securities Sold
     On September 12, 2006, the Company sold 3,073 shares of its common stock, no par value, at $69.00 per share for an aggregate cash purchase price of $212,037 to Aviva plc for $69 per share in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. All of the proceeds of such sale were used to fund in part the redemption of the Company’s Series A Non-Cumulative Perpetual Preferred Stock.
Equity Securities Purchased
     The following table sets forth information regarding purchases of equity securities for the nine months ended September 30, 2006:

				(c) Total number	(d) Maximum number
				of shares (or	(or approximate dollar
	(a) Total		(b) Average	units) purchased	value) of shares
	number of		price paid	as part of publicly	(or units) that may
	shares (or units)		per share	announced plans	yet be purchased under
Period	purchased (1)		(or units)	or programs	the plans or programs (2)
01/01/2006-01/31/2006	—		$—	—	3,465,500
02/01/2006-02/28/2006	32,000		59.96	32,000	3,433,500
03/01/2006-03/31/2006	—		—	—	3,433,500
04/01/2006-04/30/2006	—		—	—	3,433,500
05/01/2006-05/31/2006	599,398	(3)	58.65	599,398	2,834,102
06/01/2006-06/30/2006	99,625	(3)	58.65	99,625	2,734,477
07/01/2006-07/31/2006	—		—	—	2,734,477
08/01/2006-08/31/2006	—		—	—	2,734,477
09/01/2006-09/30/2006	—		—	—	2,734,477

Total	731,023		58.71	731,023

(1)	Does not include shares withheld from employee stock awards to satisfy applicable tax withholding obligations.

(2)	On June 24, 2005, our board of directors authorized a repurchase program of up to 6 million shares of our outstanding common stock. The program replaced and terminated a previous program which authorized repurchase of up to 3 million shares. There is no expiration date for this program. In connection with the Merger Agreement, Aviva’s consent is required for any future common stock purchases.

(3)	Includes 599,398 shares purchased in connection with an accelerated stock buyback program on May 4, 2006, and an additional 99,625 shares received with the final settlement of the program on June 13, 2006.

Item 4. Submission of Matters to a Vote of Security Holders
          At a special meeting of the Company’s shareholders on October 19, 2006, the Company’s shareholders approved the agreement and plan of merger with Aviva plc entered into on July 12, 2006. The result of the vote is as follows:
For: 27,393,473
Against: 527,028
Abstaining: 170,069
Item 6. Exhibits
     A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 1, 2006	AMERUS GROUP CO.

	By	/s/ Melinda S. Urion

Melinda S. Urion Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/ Brenda J. Cushing

Brenda J. Cushing
Senior Vice President and Controller
(Principal Accounting Officer)

AMERUS GROUP CO. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and among Aviva plc, Libra Acquisition Corporation and AmerUs Group, filed as Exhibit 2.1 on Form 8-K dated July 12, 2006 is hereby incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 on Form 10-Q, on November 8, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 on Form 10-Q, dated August 6, 2004, is hereby incorporated by reference.

10.1*	First Amendment dated October 30, 2006 to the Amended and Restated Credit Agreement dated June 16, 2006.

11.1	Statement Re: Computation of Per Share Earnings is included in note 3 to the consolidated financial statements.

12*	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

32.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	included herein